Form 10-K
ILX INC/AZ/
filed 1995-03-29
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee Required)

     For the fiscal year ended December 31, 1994

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Act of 1934 (No Fee Required)

     For the transition period from                 to
                                   ----------------    -------------------

                        Commission File Number 33-16122
                                               --------
                                ILX INCORPORATED

          ARIZONA                                        86-0564171
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  2777 East Camelback Road, Phoenix, AZ 85016
        ----------------------------------------------------------------
        Registrant's telephone number, including area code (602)957-2777
                                                           -------------
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange
       Title of Class                                     on which registered
--------------------------------                        ----------------------
Common Stock, without par value                             Over the Counter
Preferred Stock, $10 par value

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     ------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

             Class                            Outstanding at February 28, 1995
--------------------------------              --------------------------------
Common Stock, without par value                       12,406,215 shares
Preferred Stock, $10 par value                           420,728 shares

At February 28, 1995, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing bid price at which such stock was sold as reported by the National Association of Securities Dealers, was approximately $4.8 million.

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 26, 1995 are incorporated in Parts II and III as set forth in said Parts.

                                ILX INCORPORATED

                          1994 Form 10-K Annual Report
                               Table of Contents



                                     Part I
                                                                          Page
                                                                          ----
Item 1.           Business                                                 3

Item 2.           Properties                                               5

Item 3.           Legal Proceedings                                        6

Item 4.           Submission of Matters to a Vote of Security Holders      6


                                    Part II

Item 5.           Market for the Registrant's Common Equity and            7
                  Related Stockholder Matters

Item 6.           Selected Financial Data                                  7

Item 7.           Management's Discussion and Analysis of                  8
                  Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data             11

Item 9.           Changes in and Disagreements with Accountants on        11
                  Accounting and Financial Disclosure

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant      11

Item 11.          Executive Compensation                                  11

Item 12.          Security Ownership of Certain Beneficial                11
                  Owners and Management

Item 13.          Certain Relationships and Related Transactions          11


                                    Part IV

Item 14.          Exhibits, Financial Statement Schedules and             12
                  Reports on Form 8-K




                                     PART I


Item 1.  Business

ILX Incorporated ("ILX" or the "Company") is engaged primarily in developing, operating, marketing and financing ownership interests in resort properties. During 1994, ILX expanded its operations to include marketing of skin and hair care products.


         Resorts. ILX currently operates two resort properties, Los Abrigados, in Sedona, Arizona and the Golden Eagle Resort in Estes Park, Colorado. ILX sells interval ownership interests in each of the resorts. Customers purchase a deed and title to a floating or fixed week's use of a unit as well as a week's use of all common areas at the resort. Approximately 4,158 weeks in Los Abrigados and 702 weeks in the Golden Eagle Resort were available for sale at December 31, 1994. At December 31, 1994, options to purchase approximately 344 of the available Los Abrigados intervals had been extended to purchasers of Golden Eagle intervals. The options expire one to two years from the date of issue and provide the holder with the right to purchase a Los Abrigados interval at the selling price and terms in effect on the date of issue.

         ILX also owns and holds for sale at December 31, 1994, approximately 115 intervals in the Costa Vida Resort in Puerto Vallarta, Mexico and 22 intervals in the Ventura Resort in Boca Raton, Florida. In addition, ILX owns approximately 85 weeks in various resorts located primarily in the United States, Mexico and the Caribbean, which it has accepted in trade from customers. ILX holds these various interests for resale.

         During late 1994, ILX, through its wholly owned subsidiary Varsity Clubs of America ("VCA"), commenced construction of its first Varsity Clubs of America in Mishawaka, Indiana, near the University of Notre Dame. ILX is pre-selling ownership interests in the property, which is expected to be complete in June 1995. Customers purchase deed and title to a floating number of night's use of a unit and unlimited use of the common areas of the resort. Purchasers may also receive the right to utilize the facility on specified dates, such as dates of home football games, for which they pay a premium. The company intends to operate the resort as a commercial lodging facility to the extent of unsold intervals. At December 31, 1994, contracts to purchase approximately 274 nights had been accepted by VCA.

         VCA intends to develop additional lodging accommodations near other university campuses and to market the facilities, including interval ownership interests, to alumni, sports enthusiasts, sponsors of major universities and parents of students. VCA's current plans anticipate acquisition of two or three additional sites and commencement of construction on each during 1995 and early 1996.

         ILX extends financing, not to exceed 90% of the purchase price of the ownership interval, to qualified purchasers of timeshare interests in the Company's various resorts. ILX sells with recourse a portion of the consumer obligations, borrows against a portion, and carries the balance. On occasion, ILX reacquires an interval from a customer who defaults on his obligation. Such reacquired ownership interests are held for resale.

         ILX's interval ownership plans compete both with other interval ownership plans as well as hotels, motels, condominium developments and second homes. ILX considers its competitive environment to include not only the areas surrounding its properties but also other vacation destination alternatives. ILX's competitive posture is based on the distinction of its products, the desirability of the locations of its properties, the quality of the amenities ancillary to the interval ownership weeks, the value received for the price and the availability of a variety of destination locations. ILX plans to continue exploring options for the development and marketing of new resort facilities.


         Red Rock Collection. In July 1994, ILX, through its wholly owned subsidiary, Red Rock Collection Incorporated ("RRC"), commenced sales of an exclusive line of skin and hair care products. The products are produced by outside laboratories according to RRC's specifications and raw materials are readily available. RRC is marketing its products through network and direct marketing to consumers. RRC products are used as in-room amenities in ILX's resort hotels and, commencing in 1995, are being offered as marketing premiums to generate potential interval ownership customers. In addition, RRC intends to enter the salon market in the second quarter of 1995. RRC is also exploring opportunities to offer RRC formulated amenities to outside resorts and hotels.

         Genesis. ILX, through its wholly owned subsidiary Genesis Investment Group, Inc. ("Genesis"), holds for the purpose of liquidation ownership interests in real estate, (both fee and lien), most of which is unimproved.

         Other. Depending on seasonality requirements, ILX employs between 450 and 475 people.



Item 2.  Properties

Los Abrigados Resort

Los Abrigados resort is located in Sedona, Arizona, approximately 110 miles northwest of Phoenix. The resort consists of a main building which houses the lobby and registration area, executive offices, meeting space, a health spa and athletic club, food and beverage facilities and support areas. The hotel contains 174 suites in 22 one and two story free-standing structures. In addition, a two bedroom historic homesite which has been renovated to include a spa and other luxury features is also located on the property and has been marketed by the Company. The resort has an outdoor swimming pool, tennis courts and other recreational amenities and is situated on approximately 19 acres of land.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. A total of 9,100 interval ownership memberships may be sold, of which approximately 4,158 were available for sale at December 31, 1994. One to two year options to purchase approximately 344 of these available memberships have been extended to potential buyers on terms substantially the same as those offered to current purchasers.

The property is encumbered by a first deed of trust securing loans in the principal amount of $1,660,000, and by two subordinate deeds of trust of equal priority securing repurchase obligations relating to borrowings against consumer notes receivable of approximately $424,000 and sales of consumer notes receivable with recourse in the amount of approximately $14.3 million at December 31, 1994.

Golden Eagle Resort

The Golden Eagle Resort, located within the corporate limits of the Town of Estes Park, Colorado and within three miles of the Rocky Mountain National Park, contains a resort lodge which overlooks the Estes Valley and is bounded generally by undeveloped forested mountainside land. Approximately four acres of land are owned along with a four-story wood-frame main lodge that was constructed in 1914. The lodge property contains 27 guest rooms, a restaurant, bar, library and outdoor swimming pool, as well as two other free standing buildings containing six guest rooms and support facilities. Space is available to construct eleven to fifteen additional suites in the lodge and adjacent buildings and the Company also owns a residence in a duplex adjacent to the property which may be marketed.

The Company offers deed and title interests which provide the right to occupy a specific unit for a specific week each year in perpetuity and plans to offer a minimum of approximately 1,785 such interval ownership weeks, exclusive of the adjacent condominium. Approximately 702 interests in completed suites are available for sale at December 31, 1994. The Company offers certain purchasers of Golden Eagle interests the option to convert their ownership to other ILX owned properties at a designated time for a pre-determined amount. Golden Eagle interests received from converting owners are offered for resale.

The resort is encumbered by a first deed of trust securing a loan in the principal amount of $639,916 and by a second deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $626,265 and sales of consumer notes receivable sold with recourse in the approximate amount of $943,000 at December 31, 1994.

Interval Ownership Interests in Costa Vida and Ventura Resorts

At December 31, 1994, the Company owned and held for sale 22 interval ownership interests in the Ventura Resort in Boca Raton, Florida, 115 interval ownership interests in the Costa Vida Resort in Puerto Vallarta, Mexico, and 85 interval ownership interests in other resort properties worldwide. These intervals are owned free and clear by the Company at December 31, 1994.


Varsity Clubs of America - Notre Dame

Varsity Clubs of America - Notre Dame is under construction in Mishawaka, Indiana at December 31, 1994. The resort is situated on approximately four acres of land and will consist of a three story main building which houses 60 one and two-bedroom suites, the lobby, gift shop, meeting space, member lounge, health club, and food and beverage facilities and a separate one story building which contains a three bedroom suite and a one bedroom suite.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. Memberships are offered in one day intervals. Approximately 22,568 one day intervals will be offered for sale. Sales contracts have been accepted in advance of completion for approximately 274 one day intervals at December 31, 1994.

The property is encumbered by a first mortgage securing construction financing in the amount of $400,784 at December 31, 1994.

Red Rock Collection Building

The Company owns an 8400 square foot building in Phoenix, Arizona which houses the Red Rock Collection office and warehouse facilities. The building is encumbered by a deed of trust in the amount of $225,000 at December 31, 1994.

Land

The Company owns various parcels of unimproved real estate in Arizona through its wholly owned subsidiary Genesis and is presently marketing these properties. At December 31, 1994, the real estate held for sale less encumbrances was recorded at $1,673,168. It is the Company's intention to liquidate this land in the next twelve to twenty four months.

Company Headquarters

The Company leases its corporate headquarters in Phoenix, Arizona under a five year lease through April 30, 1998. The terms of the lease provide the Company with the option to extend the lease for three additional one year periods and with a right of first refusal to purchase the building. The landlord has the right to cancel the lease upon one year notice and payment of a $20,000 cancellation fee in the event the building is sold. Such cancellation may not occur prior to May 1, 1997.

Item 3.  Legal Proceedings

None


Item 4.  Submission of Matters to a Vote of Security Holders

None



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded over-the-counter under the National Association of Securities Dealers (NASD) trading symbol ILEX. The following table sets forth the high and low bid and ask prices for the stock for each full quarterly period during 1994 and 1993. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                 Bid                   Ask
                                           ----------------      ---------------
Quarter Ended                              High       Low        High       Low
-------------                              ----       ---        ----       ---
December 31, 1994 ..................       1.63       1.13       1.75       1.31
September 30, 1994 .................       1.75       1.50       1.94       1.56
June 30, 1994 ......................       2.00       1.13       2.13       1.31
March 31, 1994 .....................       1.75       1.19       2.00       1.25
December 31, 1993 ..................       2.00       1.50       2.13       1.56
September 30, 1993 .................       1.88       1.06       2.13       1.25
June 30, 1993 ......................       1.50        .63       1.63        .81
March 31, 1993 .....................       1.25        .50       1.38        .66

On February 28, 1995, the number of holders of the Company's common stock was approximately 1300. No dividends have been declared by the Company since inception and dividends are not anticipated in the foreseeable future.



Item 6.  Selected Financial Data


                                                                               Year ended December 31,
                                              -------------------------------------------------------------------------------------
                                                  1994              1993 (1)           1992             1991                1990
                                              ------------      ------------      ------------      ------------       -------------
Revenue ................................      $ 29,950,669      $ 20,459,379      $ 18,856,660      $  6,095,859       $  2,352,734
Net income (loss) ......................         2,366,770         2,076,231         1,325,874          (307,051)        (1,602,093)
Net income (loss) per
common and equivalent share ............               .19               .18               .12              (.04)              (.28)
Total assets ...........................        28,621,887        24,906,969        15,748,315        15,026,975          5,528,943
Notes payable ..........................         6,882,445         5,408,898         4,865,107         5,577,229          2,550,758
Total shareholders'
  equity ...............................        13,175,612        10,541,495         6,477,838         5,095,895          1,562,096

(1)          The 1993 data includes the effects of the acquisition of Genesis effective November 1, 1993.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The increases in sales of timeshare interests between years reflect improved closing rates in the Sedona Sales Office and, in the 3rd quarter of 1994, the expansion of the Sedona Sales Office to accommodate a greater number of tours. In addition, sales from the Phoenix Sales Office increased following the Company's assumption of this operation, as discussed below. Included in 1994 and 1992 sales of timeshare interests is $428,100 and $971,900 in revenue, respectively, from a bulk sale of 667 weekly intervals in Los Abrigados resort which occurred in 1992. The 1994 revenue had been deferred pending collection of the $900,000 note receivable arising from the sale which was collected in March 1994.

Effective January 31, 1994, the Company acquired the assets of the organization which had performed the sales and marketing for the Phoenix Sales Office and the Company assumed those sales and marketing operations. Prior to that date, the Company paid a flat percentage of sales to the outside organization which operated in facilities it leased from the Company and that percentage of sales was included in cost of timeshare interests sold . After the acquisition, the Company began recording the costs of generating tours to and operations of the Phoenix Sales Office as advertising and promotion expenses. Commissions and other compensation paid to sales staff are recorded as costs of timeshare interests sold. The effect has been an increase in advertising and promotion expense and a corresponding decrease in cost of timeshare interests sold as a percentage of sales of timeshare interests in 1994. Costs of timeshare interests sold as a percentage of sales of timeshare interests have also decreased in 1993 and 1994 because of improved closing rates at the Sedona Sales Office.

The increases in resort operating revenue between years reflect the increases in total resort occupancy and in average daily rate from resort guests, and increased utilization of food and beverage outlets. The improvements in resort occupancy are a result of the increasing usage of the resort by prospective timeshare purchasers and timeshare owners, net of the decreasing availability of rooms for resort guests. Accordingly, the cost of resort operations as a percentage of resort operating revenue has increased in 1994 because prospective purchasers and timeshare owners pay substantially reduced rates for their room usage and because the variable cost of providing food and beverage is greater as a percentage of corresponding revenue than the variable cost as a percentage of revenue of providing rooms to resort guests. Total occupancy is expected to continue to increase consistent with sales to timeshare purchasers. Demand for food, beverage, spa and other services is anticipated to increase correspondingly. The Company has been modifying and expanding its food and beverage outlets and further changes will be complete in the second quarter of 1995 to capitalize on the revenue opportunities available from owners, tours and resort guests.

Sales of land and the associated cost of land sold reflect sales of unimproved real property acquired in the 1993 Genesis acquisition.

Sales of consumers products and the related cost of consumer products reflect the commencement of Red Rock Collection sales in the third quarter of 1994. Amortization of approximately $565,000 in deferred Red Rock Collection costs is included in general and administrative expense in 1994. The balance of the deferred costs of $364,138 at December 31, 1994 will be amortized through June 1997.

The provision for doubtful accounts is provided primarily for sales of timeshare interests. The decrease in the 1994 provision as a percentage of sales of timeshare interests reflects collection experience more favorable than expectations.

The increases in interest income between years reflect increases in consumer paper retained by the Company.

In 1993 and 1992, tax benefits resulted from decreases in the valuation allowance which had been established to reflect the uncertainty of the utilization of deferred tax assets. In 1993, an additional deferred tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. This valuation allowance was reduced in 1994 due to the profitability of Genesis and the development of tax strategies which are intended to improve the likelihood that the net operating loss carryforwards will be utilized.

The increase in minority interests between years reflects the increased profitability of Los Abrigados Limited Partnership ("LAP"), the partnership which owns the Los Abrigados resort, net of a decrease in the minority interest ownership of LAP effective July 1, 1994, of 7.5%. In addition, 1994 minority interests include approximately $236,000 in partnerships in which the Company's Genesis subsidiary is a partner.

During the third quarter of 1994, the Company opened a sales office adjacent to the site of its first Varsity Clubs of America near the University of Notre Dame in Indiana. Construction commenced in the fourth quarter of 1994 and completion is expected in June 1995. Sales and marketing expenses of approximately $283,000 for promoting sales of Varsity Clubs of America - Notre Dame have been expensed during 1994 and are included in advertising and promotion. Revenue generated by these marketing efforts, however, has been deferred pending substantial completion of the facility. Deferred revenue of $513,000, net of associated costs of sales of $148,000, is included in deferred revenue at December 31, 1994. The Notre Dame Sales Office also offers timeshare interests in the Company's other resorts. Sales of intervals in other resorts of approximately $319,000 are included in 1994 sales of timeshare interests.

Liquidity and Capital Resources

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $18 million in lines of credit issued by financing companies under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold to lenders on a recourse basis. At December 31, 1994, approximately $12 million is available under the lines. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $1.3 million was available under this commitment at December 31, 1994.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through February 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company.
This commitment was unused at December 31, 1994.

The Company will continue to retain certain non-conforming notes which have one to two year terms or which do not otherwise meet existing financing criteria, and finance these notes either through internal funds or through borrowings from affiliates secured by the non-conforming notes. The Company will pursue additional credit facilities to finance conforming and non-conforming notes as the need for such financing arises.

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another, both available for working capital. At December 31, 1994, $150,000 was available on the lines.

In October 1994, the Company entered into financing arrangements to borrow $2 million from the first deed of trust holder on the Los Abrigados resort and simultaneously repay the then outstanding $1,079,000 principal on the first deed of trust. The net additional financing of $921,000 was utilized for expansion of food and beverage facilities at Los Abrigados and to purchase the Class A partners' minority interest in LAP held by non-affiliates. In conjunction with the refinancing, the deed of trust holder had an MAI appraisal performed of the property which valued the resort at $18,800,000 at July 31, 1994. From the appraisal date through December 31, 1994, 664 timeshare intervals were sold.

During 1994, the Company acquired the land for Varsity Clubs of America - Notre Dame for approximately $691,000 cash and secured $5 million in construction financing to build and furnish the facility. Approximately $401,000 has been drawn on the construction commitment at December 31, 1994. The Company believes the $5 million in construction financing will be sufficient to complete the facility.

The Company optioned additional Varsity Clubs of America sites during 1994 and expects to finance such land acquisitions through seller financing or through financial institutions, secured by the land acquired. The Company may seek equity and/or debt financing for the construction of facilities and future sites.

In July 1994, the Company acquired for $10,000 an option through October 1, 1994 to purchase 15.37 acres of undeveloped property in Sedona, Arizona for $4.5 million. The option may be extended through July 1, 1995, for monthly payments totaling $260,000, all of which may be applied to the purchase price. In September 1994, the Company entered into a 50/50 joint venture agreement for the project with a development company and assigned the option agreement to the joint venture. During the option period, the joint venture intends to investigate the feasibility of developing a resort and retail complex on the site. The joint venture is currently negotiating a reduction in the monthly option payment. The Company's investment in the joint venture at December 31, 1994, is approximately $40,000.

Cash provided by operating activities increased between 1992 and 1994 because of increased profitability and because of decreases in the amount of non-financed consumer notes receivable. Both the income portion of a bulk sale and the deferred income portion were included in net cash provided by operating activities in 1992.

Cash used in investing activities increased from 1992 through 1994 due to greater additions and improvements to resort property held for timeshare sales in 1993 and 1994, due to greater investment in plant and equipment in 1993 and 1994, including leasehold improvements to the corporate headquarters building in 1993 and acquisition of the Red Rock Collection building and improvements thereto in 1994, and due to the investment in 1993 in deferred Red Rock Collection costs and the investment in 1994 in Varsity Clubs of America resort property under development.

The decrease in cash used in financing activities between 1992 and 1993 is due to greater proceeds from notes payable and the issuance of minority interests in Red Rock Collection. The increase in cash used in financing activities in 1994 reflects greater principal payments on notes payable, net of increased borrowings.

In March 1995, the Company borrowed an additional $1,010,000 from the first mortgage holder on the Golden Eagle Resort. The Company intends to use these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.

In March 1995, the Company entered into an agreement, subject to a sixty day right of cancellation, to acquire the Kohl's Ranch, a ten acre rustic resort near Payson, Arizona for $1,650,000. The purchase price will consist of a $50,000 cash down payment, assumption of the existing deed of trust of approximately $950,000, seller financing of approximately $350,000, and the issuance of 150,000 shares of ILX restricted common stock valued at $2 per share. The Company intends to secure additional financing from the first deed of trust holder for a portion of the cost of improvements and renovation and intends to finance the balance of approximately $400,000 either through other financing sources or from working capital. The Company plans to offer interval ownership interests in the property.

The Company believes that its capital resources are adequate to meet current and foreseeable future needs.



Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.


Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.


Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K.




                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements           Page or Method of Filing
         ---------------------------------           ------------------------

 (i)       Consolidated Financial Statements and       Pages 14 through 32
           Notes to Consolidated Statements of
           the Registrant, including Consolidated
           Balance   Sheets  as  of  December  31,
           1994  and  1993  and   Consolidated
           Statements of Operations,  Shareholders'
           Equity and Cash Flows for each of the
           three years ended  December 31,
           1994, 1993 and 1992.

 (ii)      Report of Deloitte & Touche LLP             Page 13

(a) (2)  Consolidated Financial Statement
         --------------------------------
           Schedules
           ---------

           Reserve for possible credit losses          Page 34

           Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)  Exhibits

           The   Exhibit   Index   attached  to  this  report  is  hereby
           incorporated by reference.

(b)      Reports on Form 8-K

           None

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Shareholders of ILX Incorporated:


We have audited the accompanying consolidated balance sheets of ILX Incorporated and subsidiaries (the "Company") as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 10, 1995

                      ILX INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                     ---------------------------
                                                        1994             1993
                                                     -----------     -----------
Assets
 Cash and cash equivalents .....................     $ 3,635,587     $ 2,060,107
 Notes receivable, net (Notes 2, 10, 11 and 14).       6,750,896       6,671,626
 Resort property held for timeshare sales
      (Notes 3 and 10) .........................       9,407,733       9,749,018
 Resort property under development (Note 6).....       1,735,592            --
 Land held for sale (Note 4) ...................       1,673,168       3,113,933
 Deferred assets (Notes 5, 6  and 7) ...........       1,114,137       1,465,769
 Property and equipment , net (Note 8) .........       1,437,227         692,387
 Deferred income taxes (Note 9) ................       1,137,524         397,771
 Other assets ..................................       1,730,023         756,358
                                                     -----------     -----------
                                                     $28,621,887     $24,906,969
Liabilities and Shareholders' Equity                 ===========     ===========

 Accounts payable ..............................     $ 1,581,659     $ 1,800,194
 Accrued and other liabilities .................       1,488,816         944,779
 Genesis funds certificates (Note 4) ...........       1,612,457       2,181,016
 Due to affiliates (Notes 7, 12, and 16) .......         984,534         728,876
 Deferred income (Notes 2 and 6) ...............         365,195         456,899
 Notes payable (Note 10) .......................       4,881,861       4,356,990
 Notes payable to affiliates (Note 11) .........       2,000,584       1,051,908
                                                     -----------     -----------
                                                      12,915,106      11,520,662
                                                     -----------     -----------

Minority Interests (Note 12) ...................       2,531,169       2,844,812
                                                     -----------     -----------
Commitments (Note 13)

Shareholders' Equity (Notes 14 and 15)

 Preferred stock, $10 par value;
   10,000,000 shares authorized;
   430,313 and 438,175 shares issued and
   outstanding; liquidation preference of
   $4,303,130 and $4,381,750, respectively .....       1,648,755       1,673,028

 Common stock,  no par value;
   40,000,000 shares authorized; 12,405,325
   and 12,083,618 shares issued and outstanding.       8,972,969       8,681,349

 Additional paid in capital ....................          30,000          30,000

 Retained earnings .............................       2,523,888         157,118
                                                     -----------     -----------
                                                      13,175,612      10,541,495
                                                     -----------     -----------
                                                     $28,621,887     $24,906,969
                                                     ===========     ===========

      See notes to consolidated financial statements


                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                1994                 1993                  1992
                                                                            -----------          ------------          ------------
Revenues:
     Sales of timeshare interests ................................         $ 18,713,970          $ 12,263,619          $ 11,136,950
     Resort operating revenue ....................................            8,764,558             8,072,260             7,719,710
     Sales of land ...............................................            2,237,166               123,500                  --
     Sales of consumer products ..................................              234,975                  --                    --
                                                                            -----------          ------------          ------------
                                                                             29,950,669            20,459,379            18,856,660
                                                                            -----------          ------------          ------------

Cost of sales and operating expenses:
     Cost of timeshare interests sold.............................            6,592,684             5,007,131             4,911,976
     Cost of resort opertions ....................................            7,807,857             6,962,849             6,787,831
     Cost of land sold ...........................................            1,796,974               113,618                  --
     Cost of  consumer products ..................................              158,657                  --                    --
     Advertising and promotion ...................................            5,941,761             3,168,562             2,900,258
     General and administrative ..................................            2,834,466             1,510,448             1,339,962
     Provision for doubtful accounts .............................              764,065               666,690               629,510
                                                                            -----------          ------------          ------------
                                                                             25,896,464            17,429,298            16,569,537
                                                                            -----------          ------------          ------------
Operating income .................................................            4,054,205             3,030,081             2,287,123

Other income (expense):
     Interest expense (Note 11) ..................................             (666,141)             (599,238)             (643,023)
     Interest income .............................................              402,596               359,908               169,600
                                                                            -----------          ------------          ------------
                                                                               (263,545)             (239,330)             (473,423)
                                                                            -----------          ------------          ------------
Income before income taxes .......................................            3,790,660             2,790,751             1,813,700

Income tax benefit ...............................................               16,144               100,000               100,000
                                                                            -----------          ------------          ------------
Income before minority interests .................................            3,806,804             2,890,751             1,913,700

Minority interests ...............................................           (1,440,034)             (814,520)             (587,826)
                                                                            -----------          ------------          ------------
Net income .......................................................         $  2,366,770          $  2,076,231          $  1,325,874
                                                                           ============          ============          ============


Net income per common and
  equivalent share ...............................................         $       0.19          $       0.18          $       0.12
                                                                           ============          ============          ============

Number of common and equivalent shares ...........................           12,463,246            11,791,786            11,229,991
                                                                           ============          ============          ============

Net income per share assuming
  full dilution ..................................................         $       0.18          $       0.17          $       0.12
                                                                           ============          ============          ============

Number of fully diluted shares ...................................           12,971,235            12,301,206            11,229,991
                                                                           ============          ============          ============

                           See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                 Retained
                                   Common Stock             Additional     Preferred Stock       Earnings/
                               -------------------------     Paid In    ----------------------  Accumulated
                                 Shares        Amount        Capital     Shares       Amount      Deficit        Total
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1991    10,973,414    $7,240,482         -        357,540   $1,100,400   ($3,244,987)  $5,095,895

Net income                            -            -            -         -               -       1,325,874    1,325,874
Issuance of common stock          294,684       142,039         -         -               -          -           142,039
Purchase of Series B
    preferred stock                   -            -         30,000     (220,000)    (220,000)       -          (190,000)
Exchange of preferred stock
    for lodging certificates          -            -            -         (4,597)     (45,970)       -           (45,970)
Collection of note receivable
    for exercise of warrants          -         150,000         -         -              -           -           150,000
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1992    11,268,098     7,532,521      30,000      132,943      834,430   (1,919,113)    6,477,838


Net income                            -            -            -         -              -       2,076,231     2,076,231
Issuance of common stock          815,520     1,148,828         -         -              -           -         1,148,828
Issuance of preferred stock           -            -            -        305,652      842,798        -           842,798
Exchange of preferred stock
    for lodging certificates          -            -            -          (420)       (4,200)       -            (4,200)
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1993    12,083,618     8,681,349      30,000      438,175    1,673,028      157,118    10,541,495

Net Income                            -            -            -         -              -       2,366,770    $2,366,770
Issuance of common stock          147,616       152,232         -         -              -           -           152,232
Exchange of preferred stock
   for common stock                12,100        20,038         -         (7,260)     (20,038)       -                -
Exercise of options               162,586       121,135         -         -              -           -           121,135
Exchange of preferred stock
   for lodging certificates           -            -            -          (245)       (2,450)       -            (2,450)
Exercise of cash options             (595)       (1,785)        -          (357)       (1,785)       -            (3,570)
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1994    12,405,325    $8,972,969     $30,000      430,313   $1,648,755   $2,523,888   $13,175,612
                               ==========    ==========    ========     ========  ===========  ===========   ===========


                See notes to consolidated financial statements.



                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS DECEMBER 31, 1994, 1993, 1992


                                                                                   1994                 1993                1992
                                                                                 -----------         -----------          ----------
Cash flows from operating activities:
 Net income ............................................................        $ 2,366,770         $ 2,076,231          $1,325,874
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Undistributed minority interest .......................................            760,306             651,205             310,736
 Deferred income taxes .................................................           (739,753)           (297,771)           (100,000)
 Additions to notes receivable - net ...................................            332,906          (1,225,849)         (2,494,220)
 Provision for doubtful accounts .......................................            764,065             666,690             629,510
 Depreciation and amortization .........................................          1,061,654             352,877             271,327
 Cost of timeshare interests sold ......................................          2,393,298           1,457,360           2,093,264
 Cost of land sold .....................................................          1,440,765                --                  --
 Amortization of guarantee fees ........................................            140,550             132,054              47,496
 Change in assets and liabilities, net of the
     effects from purchase of subsidiary:
     (Increase) decrease in other assets ...............................           (862,965)            226,307             189,500
     Increase (decrease) in accounts payable ...........................           (218,535)            241,931            (119,253)
     Decrease in Genesis funds certificates ............................           (568,559)               --                  --
     Increase in accrued and other liabilities .........................            569,187             187,762              82,064
     Increase in due to affiliates .....................................            255,658              39,251              42,155
     Increase (decrease) in deferred income ............................            (91,704)             28,799             428,100
                                                                                -----------         -----------          ----------
Net cash provided by operating activities ..............................          7,603,643           4,536,847           2,706,553
                                                                                -----------         -----------          ----------
Cash flows from investing activities:
 (Increase) decrease in deferred assets ................................           (353,251)           (904,173)            106,439
 Purchases of plant and equipment ......................................           (581,435)           (741,323)            (28,529)
 Net cash acquired from purchase of subsidiary .........................               --               343,510               1,135
 Net cash paid for Class A minority interest ...........................           (371,250)               --                  --
 Additions to resort property held for timeshare sales .................         (1,522,440)         (1,678,861)           (983,099)
 Additions to resort property under development ........................         (1,735,592)               --                  --
                                                                                -----------         -----------          ----------
Net cash used in investing activities ..................................         (4,563,968)         (2,980,847)           (904,054)
                                                                                -----------         -----------          ----------
Cash flows from financing activities:
 Proceeds from notes payable ...........................................          4,989,755           1,579,056                --
 Proceeds from notes payable to affiliates .............................               --               300,000                --
 Principal payments on notes payable ...................................         (6,006,073)         (1,567,486)         (1,127,717)
 Principal payments on notes payable to affiliates .....................           (567,074)           (820,265)           (529,405)
 Payments in lieu of issuance of common stock ..........................               --                (1,560)               --
 Payments in lieu of issuance of preferred stock .......................               --                (1,560)               --
 Proceeds from issuance of common stock ................................            122,767                --               207,664
 Proceeds from issuance of minority interest in subsidiary .............               --               300,000                --
 Redemption of preferred stock .........................................             (1,785)               --                  --
 Redemption of common stock ............................................             (1,785)               --                  --
                                                                                -----------         -----------          ----------
Net cash used in financing activites ...................................         (1,464,195)           (211,815)         (1,449,458)
                                                                                -----------         -----------          ----------
Net increase in cash and cash equivalents ..............................          1,575,480           1,344,185             353,041
Cash and cash equivalents at beginning of year .........................          2,060,107             715,922             362,881
                                                                                -----------         -----------          ----------
Cash and cash equivalents at end of year ...............................        $ 3,635,587         $ 2,060,107         $   715,922
                                                                                ===========         ===========         ===========


See notes to consolidated financial statements and supplemental schedules of noncash investing and financing activities



                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1994:


Acquisition of Class A interest:
       Increase in notes payable ...............................    $ 1,215,750
       Reduction in minority interest ..........................       (773,949)
       Increase in resort property held for timeshare sales ....       (813,051)
                                                                    -----------
       Net cash paid for Class A minority interest .............    $   371,250
                                                                    ===========


Purchases of plant and equipment
       Increase in notes payable ...............................    $   364,948
       Increase in plant and equipment .........................       (364,948)
                                                                    -----------
                                                                    $         0
                                                                    ===========

Purchase of minority interest in subsidiary
       Increase in other assets ................................    ($  123,000)
       Increase in notes payable ...............................        300,000
       Issuance of common stock ................................        123,000
       Reduction in minority interest ..........................       (300,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Exchange of Series C Preferred Stock for common stock:
       Issuance of common stock ................................    $    20,038
       Reduction in Series C Preferred Stock ...................        (20,038)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Redemption of Series A Preferred Stock:
       Issuance of certificates for room nights ................    $     2,450
       Reduction in series A Preferred Stock ...................         (2,450)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Tax benefit on exercise of stock options
       Increase in common stock ................................    $    27,600
       Reduction in taxes payable ..............................        (27,600)
                                                                    -----------
                                                                    $         0
                                                                    ===========


                 See notes to consolidated financial statements

                      ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1993:

Purchase of subsidiary:
     Acquisition of notes receivable .......................        ($2,644,310)
     Acquisition of land held for sale .....................         (2,345,902)
     Acquisition of other assets ...........................           (261,568)
     Assumption of accounts payable ........................            838,354
     Assumption of Genesis funds certificates ..............          2,162,943
     Assumption of notes payable ...........................            502,486
     Assumption of minority interest .......................            402,791
     Issuance of preferred stock ...........................            844,358
     Issuance of common stock ..............................            844,358
                                                                    -----------
          Net cash acquired from
            purchase of subsidiary .........................        $   343,510
                                                                    ===========

Exchange of note for land:
     Increase in land held for sale ........................        ($  768,031)
     Decrease in notes receivable ..........................            768,031
                                                                    -----------
                                                                    $         0
                                                                    ===========

Issuance of common stock for reduction of
  Class A Priority return:
     Issuance of common stock ..............................        $   204,000
     Reduction in minority interest ........................           (204,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========

Redemption of common stock to reduce
  amounts due to affiliates:
     Issuance of common stock ..............................        $   102,000
     Reduction in due to affiliates ........................           (102,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========

Redemption of Series A Preferred Stock:
     Issuance of certificates for room nights ..............        $     4,200
     Reduction in series A Preferred Stock .................             (4,200)
                                                                    -----------
                                                                    $         0
                                                                    ===========


                 See notes to consolidated financial statements

                       ILX INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX Incorporated and its wholly-owned and majority owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's significant business activities include developing, operating, marketing and financing ownership interests in resort properties and, effective in the third quarter of 1994, marketing of skin and hair care products.

Net Income per Share

Net income per common share and common equivalent share is based on the weighted average number of common shares outstanding, including common stock equivalents which have a dilutive effect. Common stock equivalents consist of Series B Convertible Preferred Stock, warrants and shares issuable under the stock option plan (Notes 14 and 15). Net income per common share and common equivalent share is based on net income adjusted for undeclared dividends on Series C Preferred Stock. Net income per share assuming full dilution is based on the weighted average number of common shares outstanding, including common stock equivalents, and after giving effect to the conversion of Series C Preferred Stock.

Resort Property Held for Timeshare Sales

Resort property held for timeshare sales is recorded at the lower of historical cost less amounts charged to cost of sales for timeshare sales and depreciation provided for on the basis of daily rental occupancy, or market. As timeshare interests are sold, the Company amortizes to cost of sales the average carrying value of the property plus estimated future additional costs related to remodeling and construction.

Land Held for Sale

Land held for sale is recorded at the lower of cost or estimated realizable value, consistent with the Company's intention to liquidate these properties (Note 4).

Revenue Recognition

Revenue from sales of timeshare interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the timeshare interest. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109"), which requires an asset and liability approach for financial accounting and reporting for income taxes. In the first quarter of 1992, the Company adopted SFAS No. 109, which had no material effect on the consolidated financial statements.


Statements of Cash Flows

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the years ended December 31, 1994, 1993 and 1992, the Company paid interest of approximately $716,000, $503,000, and $517,000 and income taxes of approximately $723,000, $193,000 and $6,000 respectively.

Reclassifications

The financial statements for prior periods have been reclassified to be consistent with the 1994 financial statement presentation.

Note 2 - Notes Receivable

Notes receivable consist of the following:

                                                          December 31,
                                                 ------------------------------
                                                     1994               1993
                                                 ------------      ------------
Timeshare receivables ......................     $  5,243,443      $  4,954,678
Holdbacks by financial institutions ........        1,993,965         1,106,716
Genesis mortgage receivables (Note 4) ......          776,776         1,426,058
Allowance for possible credit losses .......       (1,263,288)         (815,826)
                                                 ------------      ------------
                                                 $  6,750,896      $  6,671,626
                                                 ============      ============

Notes generated from the sale of timeshare interests bear interest at annual rates ranging from 9% to 16% and have terms of five to ten years. In addition, the Company offers 0% interest and below market interest, and one and two year financing, to purchasers who pay 50% of the purchase price at the time of sale. These notes are discounted to yield a consumer market rate. The notes are collateralized by deeds of trust on the timeshare interests sold. Included in notes receivable at December 31, 1993, was a note for $900,000 from a California limited partnership which acquired in December 1992, 667 timeshare interests at Los Abrigados resort for $500,000 cash and a $900,000 promissory note. Annual principal payments were not required under the terms of the note receivable and, therefore, the gross profit of $428,100 on the $900,000 was deferred until collection in 1994 (Note 14).

The Company has agreements with financial institutions under which the Company may sell certain of its notes receivable. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. At December 31, 1994 and 1993, the Company had approximately $15 million and $11 million in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by second deeds of trust on the Los Abrigados resort and the Golden Eagle Resort. Notes may be sold at discounts to yield the consumer market rate as defined by the financial institution.

At December 31, 1994, the Company had $13,000,000 in financing commitments through September 1996, and an additional $5,000,000 through March 1995, to sell consumer notes receivable generated from sales of timeshare interests at the Los Abrigados resort and the Golden Eagle Resort. At December 31, 1994, approximately $ 11 million remained available on the commitments expiring in September 1996, and approximately $771,000 on the commitment expiring in March 1995. Subsequent to December 31, 1994, an additional $5 million was committed through September 1996, to replace the $5 million commitment expiring in March 1995. The Company also has financing commitments whereby it may borrow up to $2.5 million against notes receivable generated from sales of timeshare interests at the Golden Eagle Resort through September 1998. Approximately $1.3 million remained available on this commitment at December 31, 1994.

In January 1992, the Company sold consumer notes receivable to affiliates of the Company for proceeds of $368,000, consisting of $156,000 cash and the assignment of Los Abrigados Limited Partners ("LAP") Class A priority returns, LAP Class B limited partners interest payments and loan guarantee fees totaling $212,000.
The notes were sold with recourse and the Company recognized a loss of approximately $60,000 on the sale. At December 31, 1994 and 1993, the Company had approximately $304,000 and $357,000, respectively, in outstanding notes receivable sold on a recourse basis related to this sale.

During 1993, the Company borrowed $550,000 from affiliates of the Company, collateralized by notes receivable with principal balances of approximately $760,000 at the date of the borrowings. Balances outstanding on the borrowings totaled $332,724 and $521,105 at December 31, 1994 and 1993, respectively (Note
11).

In May 1994, the Company sold its interest in certain land held for sale for $825,000 cash and a $950,000 note receivable. The Company then sold the note, with recourse, at face value. Principal of $750,000 on the note remains outstanding at December 31, 1994, and is secured by the underlying real estate.

At December 31, 1994, notes receivable in the amount of approximately $240,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 14).

The reserve for possible credit losses of approximately $1,263,000 and $816,000 at December 31, 1994 and 1993, reflect reserves for both notes sold with recourse and notes retained.

Note 3 - Resort Property Held for Timeshare Sales

Resort property held for timeshare sales consists of the following projects:


                                                           December 31,
                                                  -----------------------------
                                                     1994                1993
                                                  ----------          ----------
Los Abrigados Resort ...................          $6,846,715          $6,773,148
Golden Eagle Resort ....................           2,443,818           2,829,670
Costa Vida Resort ......................              68,200              88,200
Ventura Resort .........................              49,000              58,000
                                                  ----------          ----------
                                                  $9,407,733          $9,749,018
                                                  ==========          ==========

Resort properties are stated net of accumulated depreciation of $878,000 and $599,000 at December 31, 1994 and 1993, respectively.

In September 1994, the Company acquired an option to purchase 667 previously sold timeshare interests in the Los Abrigados resort. The terms of the option agreement provide that the seller may sell to the Company up to 25 intervals per month and, in addition, up to one half of the remainder of the 667 intervals per year, for $2100 per interval. The seller must provide the Company with written notice of its intent to sell 30 days in advance of a monthly sale and 180 days in advance of an annual sale. The seller has neither provided notice of its intent to sell nor sold any intervals to the Company through December 31, 1994. Commencing July 1, 1995, the Company has the option to purchase from the seller from time to time for a price of $2100 per interval, groups of 25 or more intervals. The option was acquired from an affiliate.

Note 4 - Genesis Investment Group, Inc.

In March 1993, the Company reached agreement to acquire Genesis Investment Group, Inc. ("Genesis"), a reorganized company resulting from the restructuring of the investments originally made by hundreds of individuals and pension plans and secured by interests in real property located principally in Arizona. As a result of the reorganization, Genesis became a public company in 1988 holding ownership interests in real estate (both fee and liens), most of which are unimproved. On November 1, 1993, a wholly owned subsidiary of ILX consummated its merger with and into Genesis and, as a result, Genesis, the surviving corporation, became a wholly owned subsidiary of ILX. Under the terms of the merger agreement, the Company issued a unit consisting of five shares of ILX common stock and three shares of Series C Convertible Preferred Stock, with a par value of $10 per share, for each ten shares of Genesis common stock. Each three shares of Series C Preferred Stock are convertible after one year, at the option of the holder, into five shares of ILX common stock. The merger agreement also provides that Genesis shareholders who would otherwise receive fractional units in exchange for all or a portion of their Genesis shares shall receive $3 per Genesis share for the fractional portion. Genesis shareholders who hold fewer than 100 Genesis shares have the option under the merger agreement to select cash of $3 per Genesis share in lieu of ILX units.

On November 1, 1993, the date of the merger, ILX issued 101,988 units, the maximum number of whole units that Genesis shareholders are entitled to under the terms of the merger agreement, consisting of 305,964 shares of Series C Preferred Stock recorded at $844,358 and 509,940 shares of ILX common stock recorded at $844,358, and recorded a liability in the amount of $17,262 for fractional units. As Genesis shareholders who own fewer than 100 shares elect cash in lieu of units, the ILX Series C Preferred Stock and common stock are reduced. During 1994, Genesis shareholders elected to receive $3,570 in cash, and, accordingly, Series C Preferred Stock and common stock were each reduced by $1,785 (Note 14).

The acquisition has been accounted for as a purchase with the cost allocated to preferred and common shares based on the assumption that all preferred shares are converted to common shares.

The balance sheet of Genesis at November 1, 1993, was as follows:

                                                                     (Unaudited)
                                                                     ----------
Assets
   Cash and cash equivalents ..............................           $  343,510
   Notes receivable, net ..................................            2,644,310
   Land held for sale .....................................            2,345,902
   Other assets ...........................................              261,568
                                                                      ----------
                                                                      $5,595,290
                                                                      ==========
Liabilities and Shareholder Equity
   Accounts payable .......................................           $  838,354
   Genesis funds certificates .............................            2,162,943
   Notes payable ..........................................              502,486
   Minority interests .....................................              402,791
                                                                      ----------
                                                                       3,906,574
                                                                      ----------
   Stockholder equity .....................................            1,688,716
                                                                      ----------
                                                                      $5,595,290
                                                                      ==========

The Genesis funds certificates arise from the reorganization of Genesis and represent non-recourse liabilities. The holders are entitled to receive 50% of the net proceeds from the sale of certain Genesis properties. Such amounts have been recorded based upon the estimated realizable values of the related properties.

If the Company and Genesis had been combined as of January 1, 1992, the proforma results of the combined entity would be as follows:

                                                            December 31,
                                                   ----------------------------
                                                       1993              1992
                                                   (Unaudited)       (Unaudited)
                                                   ------------      -----------
Total revenues ...............................     $ 21,137,079      $19,125,010
                                                   ------------      -----------

Net income ...................................     $  1,898,500       $1,982,904
                                                   ------------      -----------

Net income per common and
   equivalent share ..........................           $ 0.16           $ 0.17
                                                   ------------      -----------

Net income per share assuming full dilution ..           $ 0.15           $ 0.16
                                                   ------------      -----------


Note 5 - Red Rock Collection

In February 1993, the Company acquired, through a stock subscription offering, 71.4% of the issued and outstanding stock of Red Rock Collection Incorporated, an Arizona Corporation ("RRC" or "Red Rock Collection"), in exchange for $700,000 in goods and services to be provided to RRC at Los Abrigados resort. In February 1994, the Company acquired the $300,000 minority interest in RRC, which was held by affiliates, in exchange for 123,000 shares of restricted ILX common stock valued at $1 per share and $300,000 in promissory notes (Notes 11 and 14). Goodwill of $123,000 was recorded and is included, net of amortization of $12,300, in other assets at December 31, 1994.

RRC was formed to market an exclusive line of skin and hair care products. Costs were deferred until July 1994, the date at which sales commenced. Deferred costs of approximately $565,000 were expensed in 1994. Unamortized deferred costs of $364,138 at December 31, 1994, are being amortized through June 1997 (Note 7).


Note 6 - Resort Property Under Development

Varsity Clubs of America Incorporated ("VCA") a wholly owned subsidiary of ILX, intends to develop lodging accomodations in areas located near major university campuses, and to market those lodging accommodations, including interval ownership interests, to alumni and other sport enthusiasts. During 1994 VCA acquired its first site near the University of Notre Dame for $690,655 and commenced construction. Acquisition and construction costs totalling $1,735,592 are included in resort property under development at December 31, 1994. Revenues of $513,400, net of related selling costs of $148,205, have been deferred at December 31, 1994, until construction is substantially complete.

The Company has a construction financing commitment for $5 million to complete the Notre Dame facility, of which $400,784 has been drawn at December 31, 1994 (Note 10).


Note 7 - Deferred Assets

                                                                               December 31,
                                                                           1994            1993
                                                                       -------------    ----------
Deferred assets consist of the following:
         Red Rock Collection development costs (Note 5)                 $   364,138      $567,589
         Varsity Clubs of America loan fees and land deposits               204,383       221,336
         Guarantee fees                                                     459,900       600,450
         California Department of Real Estate registration costs             85,716        76,394
                                                                       -------------   -----------
                                                                          $1,114,137   $1,465,769
                                                                       =============   ===========


As part of the acquisition of Los Abrigados resort, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee. The fee is amortized to expense and is payable to the affiliates at the rate of $100 per Los Abrigados timeshare interest sold. The unpaid balance of the fee is due on December 31, 1996. The amount payable on the guarantee fee included in due to affiliates at December 31, 1994 and 1993, was $536,501 and $604,771.

As additional consideration for the guarantee, the affiliates are entitled to receive a percentage of certain amounts held back on the sale of notes receivable by a financial institution as collateral. The amount is to be paid as the amounts held back are collected from the financial institution. At December 31, 1994 and 1993, notes receivable are shown net of $122,000 and $138,000, respectively, related to this amount.

The Company has incurred costs to register the Los Abrigados resort for timeshare sales in the state of California. The costs will be amortized over their estimated useful life.

Note 8 - Property and Equipment

Property and equipment consists of the following:

                                                           December 31,
                                                    1994                 1993
                                                -----------         -----------
Buildings and improvements .............        $   640,933         $    19,280
Leasehold improvements .................            464,141             443,729
Furniture and fixtures .................            317,573             206,967
Office equipment .......................            243,960             190,436
Computer equipment .....................            140,188                --
                                                -----------         -----------
                                                  1,806,795             860,412
Accumulated depreciation ...............           (369,568)           (168,025)
                                                -----------         -----------
                                                $ 1,437,227         $   692,387
                                                ===========         ===========


Note 9 - Income Taxes


Deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the following:


                                                                                                December 31,
                                                                                      -----------------------------
                                                                                            1994             1993
                                                                                      -----------        ----------
Nondeductible accruals for uncollectible receivables                                     $588,000        $  278,000
Inventory costs capitalized for tax purposes                                               36,000            36,000
Tax basis in excess of book on resort property held for
  timeshare sales                                                                         787,000           980,000
Book recognition of startup costs in excess of tax                                        208,000            -
Intangible assets capitalized for tax purposes                                             28,000            31,000
Tax amortization of loan fees in excess of book                                           (80,000)          (74,000)
Installment receivable gross profit deferred for tax purposes                          (1,018,000)         (356,000)
Minority interest allocation in excess of tax                                             219,000              -
Alternative minimum tax credit                                                             74,000           186,000
Net operating loss carryforwards                                                        1,052,000         1,140,000
Other                                                                                       4,000          (107,000)
Valuation allowance                                                                      (760,000)       (1,716,000)
                                                                                      -----------        ----------
Deferred tax asset                                                                     $1,138,000        $  398,000
                                                                                       ==========        ==========



A reconciliation of the income tax benefit and the amount that would be computed using statutory federal and state income tax rates for the years ended December
31, is as follows:



                                                                         1994              1993            1992
                                                                     -------------  ----------------     -----------
Federal, computed on income before minority
  interest and income taxes                                           $1,289,000       $  949,000          $617,000
Minority interest                                                       (490,000)        (277,000)         (200,000)
State, computed on income after minority interest
  and before income taxes                                                141,000          118,000            74,000
Decrease in valuation allowance                                         (956,000)        (890,000)         (591,000)
                                                                     ------------       ----------        ----------
Income tax benefit                                                   $   (16,000)       $(100,000)        $(100,000)
                                                                     ============       ==========        ==========


Tax benefits in 1993 and 1992 resulted from decreases in the valuation allowance, which related primarily to the recoverability of net operating loss carryforwards. In 1993, a deferred tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. Due to the profitability of Genesis in 1994 and the development of tax strategies which are intended to improve the likelihood that the net operating loss carryforwards will be utilized, the valuation allowance was reduced in 1994.



Note 10 - Notes Payable

Notes payable consist of the following:

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                           1994              1993
                                                                                                           ----              ----
Note payable,  collateralized by deed of trust on Los Abrigados resort, interest at prime plus 1.25% (9.75% at
   December 31, 1994), guaranteed by affiliates, due through 1996 ..............................        $1,660,000        $2,370,000

Note payable,  collateralized  by deed of trust on Golden  Eagle  Resort,  notes receivable, and an assignment of the Company's
   general partnership interest in LAP, interest at 12%, due through 1998 ......................           639,916           921,311

Note payable,  collateralized  by notes  receivable  and deed of trust on Golden
   Eagle Resort, interest at prime plus 4%
   (12.5% at December 31, 1994), due through 1998 ..............................................           626,265              --

Note  payable,  collateralized  by  notes  receivable  and  deed of trust on Los
   Abrigados resort, interest at prime plus 4%
   (12.5% at December 31, 1994), due through 1998 ..............................................           423,700              --

$500,000 revolving line of credit, unsecured, interest at
   prime plus 1.5% (10% at December 31, 1994), due 1995 ........................................           400,000              --

Construction note payable, collateralized by deed of trust on Varsity Clubs
   of America - Notre Dame, interest at 13%, due through 1998 ..................................           400,784              --

$400,000 revolving line of credit, unsecured, interest
   at prime plus 2% (10.5% at December 31, 1994), due 1995 .....................................           350,000              --

Note payable, collateralized by RRC building, interest
   at 8%, due through 1999 .....................................................................           225,000              --

Note payable, collateralized by deed of trust, interest
   at 6.625%, due through 2001 .................................................................            72,272              --

Note payable, collateralized by a second position on
   notes receivable, interest at 12%, due through 1995 .........................................            45,448           153,201

Other ..........................................................................................            38,476            47,802

Notes payable repaid during 1994 ...............................................................              --             864,676
                                                                                                        ----------        ----------
                                                                                                        $4,881,861        $4,356,990
                                                                                                        ==========        ==========






Future maturities of notes payable are as follows:

                        Year ending
                        December 31,
                       -------------
                          1995                 $2,642,508
                          1996                  1,225,814
                          1997                    364,741
                          1998                    573,827
                          1999                     57,686
                          Thereafter               17,285
                                               ----------
                                               $4,881,861
                                               ==========

Scheduled future maturities may be prepaid to the extent that payments made of $1,000 per Los Abrigados timeshare interest sold exceed the scheduled payments on the loan. Any prepaid amounts will be applied to the scheduled payments in chronological order of maturity.


Note 11 - Notes Payable to Affiliates

Notes payable to affiliates consist of the following:

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                       1994                  1993
                                                                                                   ----------             ----------
Notes payable, collateralized by LAP partnership
     interest, interest at 8%, due through 1998 ......................................             $1,100,000             $     --

Note payable, collateralized by notes receivable,
    interest at 14%, due through 1997 ................................................                332,724                521,105

Notes payable, collateralized by RRC common stock,
    interest at 10%, due through 1997 ................................................                225,426                   --

Note payable, collateralized by notes receivable,
    interest at 16%, due through 1997 ................................................                104,719                135,231

Notes payable, collateralized by LAP partnership
    interest, interest at 12%, due through 1996 ......................................                115,750                   --

Note payable, unsecured, interest at 10%,
    due through 1995 .................................................................                 94,000                 94,000

Note payable, collateralized by furniture and equipment,
    interest at 16%, due through 1995 ................................................                 27,965                 77,973

Notes payable repaid during 1994 .....................................................                   --                  223,599
                                                                                                   ----------             ----------
                                                                                                   $2,000,584             $1,051,908
                                                                                                   ==========             ==========






Future maturities of notes payable to affiliates are as follows:

                          Year ending
                          December 31,
                          ------------
                              1995              $594,934
                              1996               419,925
                              1997               143,682
                              1998               842,043
                                              -----------
                                               $2,000,584
                                              ===========

Total interest expense on notes payable to affiliates for the years ended December 31, 1994, 1993 and 1992 was approximately $141,000, $153,000, and
$170,000.

Note 12 - Minority Interests

Minority interests at December 31, 1994, include interests in LAP, the Arizona limited partnership which owns and operates the Los Abrigados resort, and Genesis of $2,440,249 and $90,920, respectively (Note 4).

LAP minority interests consist of LAP's limited partners' capital contributions, the limited partners' interests in the results of operations and cash distributions to the limited partners. The Company held a 71% interest in LAP until July 1, 1994, when it acquired the 7.5% Class A minority interest for $1,587,000, and as a result, at December 31, 1994, holds a 78.5% interest. Certain of the Class A partners are affiliates of the Company. Non-affiliates received $365,250 in cash for their partnership interests and affiliates received $6,000 cash and $1,215,750 in notes (Note 11). The 21.5% remaining minority interest at December 31, 1994, is held by the Class B limited partners whose capital contributions of $500,000 bear interest at 13.5%, payable quarterly.

Income from LAP is allocated; first, to the Class A limited partners until the cumulative net profits allocated are equal to the cumulative Class A priority return; then, 76.76% to ILX and 23.24% to the Class B limited partners until the amounts allocated to the Class B limited partners equal their capital contributions and; finally, to the partners pro rata in proportion to their interests in the partnership. Effective July 1, 1994, 21.5% of income is allocated to the Class B limited partners and 78.5% to ILX.

During 1992, the Company issued to an affiliate, as agent for certain Class A and B limited partners, a $770,000 promissory note collateralized by $810,630 in notes receivable. The promissory note was issued to reduce Class A limited partners' capital contributions by $500,000, Class A priority returns by $149,954, Class B accrued interest by $73,772 and loan guarantee fees by $46,274.

Included in due to affiliates at December 31, 1994 and 1993, is approximately $17,000 and $95,000 in Class A distributions and Class B interest.

A reconciliation of LAP minority interests from 1992 to 1994 is as follows:

Balance December 31, 1992 ..................................        $ 1,694,816
   Income allocated to Class A .............................            814,520
     and B Partners
   Distributions paid or accrued ...........................           (168,998)
   Issuance of common stock (Note 14) ......................           (204,000)
                                                                    -----------
Balance December 31, 1993 ..................................          2,136,338
   Income allocated to Class A
     and B Partners ........................................          1,204,263
   Distributions paid or accrued ...........................           (126,403)
   Acquisition of Class A Partner interests ................           (773,949)
                                                                    -----------
Balance December 31, 1994 ..................................        $ 2,440,249
                                                                    ===========


Note 13 - Commitments

Future minimum lease payments on noncancelable operating leases are as follows:

                  Year ending
                  December 31,
                  ------------
                      1995                   $283,000
                      1996                    144,000
                      1997                     86,000
                      1998                     38,000
                      1999                     18,000
                                          -----------
                                            $ 569,000
                                          ===========

Total rent expense for the years ended December 31, 1994, 1993 and 1992, was approximately $449,000, $316,000 and $139,000.

Note 14 - Shareholders' Equity

Preferred Stock

At December 31, 1994 and 1993, preferred stock includes 77,278 and 77,523 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, will be entitled to annual dividend payments of $.80 per share. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per timeshare interest sold in the Los Abrigados resort to a mandatory dividend sinking fund. At December 31, 1994, notes receivable in the amount of approximately $240,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

At December 31, 1994 and 1993, preferred stock includes 55,000 shares of the Company's Series B Convertible Preferred Stock. The Series B Convertible
Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for one share of preferred stock.

In May 1992, the Company repurchased 220,000 shares of its Series B Convertible Preferred Stock from an affiliate in exchange for a $175,000 note payable from the Company and the opportunity to utilize up to a maximum of 500 room nights at the Los Abrigados resort over a five-year period subject to certain restrictions. The cost of providing the room nights was valued at $15,000. The effect of this transaction was to reduce the Series B liquidation preference by $2,200,000. Principal and interest payments totaling $35,000 were made on the note payable in August 1992. In conjunction with the payments, the affiliate purchased ten timeshare interests in the Los Abrigados resort for $35,000 plus 250 of the 500 room nights it had acquired above.

Both the Series A and Series B preferred stock may, at the holder's election, be exchanged under certain conditions for lodging certificates or, after payment of $2,100 each, for Los Abrigados timeshare interests. The Company estimates that the future cash obligations in respect to these in kind redemptions is less than $170,000.

At December 31, 1994 and 1993, preferred stock includes 298,035 and 305,652 shares of the Company's Series C Convertible Preferred Stock (Note 4). The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends are not declared in any year prior to the fifth anniversary of the merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") may be converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of five shares of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $6 in Dividend Arrearages. During 1994, 7,260 Series C convertible shares were exchanged for 12,100 common shares. In addition, at December 31, 1994, 800 common shares are issuable to such exchanging shareholders for their dividend arrearage. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

In March 1992, the Company acquired a 50% interest in Varsity Clubs of America joint venture ("Varsity") in exchange for 150,000 shares of the Company's common stock valued at $84,375, the assumption of $16,746 of Varsity payables and six timeshare interests in the Los Abrigados resort valued at $6,720. As a result of the transaction, the Company, through VCA, owns 100% of Varsity (Note 6).

In March 1992, 4,537,507 shares of common stock, which had been previously issued as part of the plan of reorganization of BIS-ILE Associates, the predecessor in interest to the Los Abrigados resort, were contributed back to the Company by affiliates and were accounted for retroactively as a reverse stock split.

In March 1993, the Company issued 204,000 shares of restricted common stock, valued at $1 per share, which was at a premium of $.25 over the approximate market price at the date of issuance, to two LAP Class A minority partners in consideration for the reduction of their Class A Priority return from 22% to 13.5%. The minority partners are affiliates of ILX.

In July 1993, the Company issued 102,000 shares of restricted common stock, valued at $1 per share, which was at a discount of $.50 under the approximate market price at the date of issuance, to a LAP Class B minority partner in consideration for accrued and future guarantee fees and Class B interest. The minority partner is an affiliate of ILX.

In July 1993, the Company issued warrants for 50,000 shares of ILX restricted common stock exercisable at a price of $1.50 per share, the approximate market value at date of issuance, in conjunction with the financing of refurbishment at the Golden Eagle Resort (Note 10). The warrants are exercisable through July 1, 1998.

In February 1994, the Company issued 123,000 shares of restricted common stock, valued at $1 per share, which was at a discount of a $.56 under the approximate market price at the date of issuance, to the minority interest shareholders of RRC (Note 5). The minority interest shareholders are affiliates of the Company.

In March 1994, the Company issued warrants for 100,000 shares of ILX restricted common stock exercisable at a price of $1.625 per share, the approximate market value at date of issuance. The warrants were issued in conjunction with the early collection in March 1994, of a note receivable with a due date of December 31, 1997, in the amount of $900,000 (Note 2).

During 1994, 24,616 shares of restricted common stock valued at $29,232 were issued in exchange for services provided to the Company. The stock was valued at the approximate market price on the date of the agreement.

Note 15 - Employee Stock Option Plan

The Company has adopted 1987 and 1992 Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plan shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five year period from date of grant if the optionee was a ten percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten percent shareholder. The aggregate number of shares which may be issued under the Plans shall not exceed 841,376 shares.

Stock option transactions are summarized as follows:

Outstanding at December 31, 1991 .............................          205,170
Options granted ..............................................          268,750
Options exercised ............................................         (142,584)
                                                                       --------
Outstanding at December 31, 1992 .............................          331,336
Options granted ..............................................           56,250
Options canceled .............................................         (225,000)
                                                                       --------
Outstanding at December 31, 1993 .............................          162,586
         Options exercised ...................................         (162,586)
         Options granted .....................................          508,000
         Options canceled ....................................         (180,000)
                                                                       --------
         Outstanding at December 31, 1994 ....................          328,000
                                                                       ========


The exercise price on the options exercised during 1994 was $.40 per share for 62,586 shares and $.685 for 100,000 shares and on the options exercised during 1992 was $.40 per share. The exercise price for options granted in 1994 ranged from $1.625 to $2.00 per share, for options granted in 1993 was $.875 per share and for options granted during 1992 ranged from $.50 to $1.00 per share. The exercise price for all options outstanding at December 31, 1994, was $1.625 per share. Options outstanding at December 31, 1994, consist of 82,500 shares which expire in 1999 and 245,500 shares which expire in 2004.

Note 16 - Related Party Transactions

In addition to the related party transactions described in notes 2, 3, 5, 7, 11, 12 and 14, the Company had the following related party transactions:

The Company leases from affiliates 41 timeshare interests in the Stonehouse at Los Abrigados at the rate of $1,000 per time share unit per year, through October 1, 1996, payable on a quarterly basis. The Company paid $41,000 per year in lease payments to affiliates for the years ended December 31, 1994, 1993 and 1992. In addition, in 1992 and 1993 the Company made lease payments to affiliates of $52,424 each year for use of the Stonehouse for periods prior to 1992. The affiliates pay maintenance fees to the Company on an annual basis for their ownership intervals of $375 per interval in 1994 and $345 per interval in 1993 and 1992.

In September 1992, the Company exchanged two timeshare interests in the Los Abrigados resort for four timeshare interests in the Golden Eagle resort and four timeshare interests in the Ventura resort with an affiliate.

In March 1993, the Company exchanged two Stonehouse interests and twenty one-bedroom timeshare interests in the Los Abrigados resort in satisfaction of $70,000 in principal and accrued and future interest due on a note payable to an affiliate. In June 1993, the Company upgraded six of the one-bedroom interests to two-bedroom interests in exchange for an additional $6,000 principal reduction.

In December 1994, the Company acquired a condominium adjacent to the Golden Eagle Resort for $104,915, consisting of cash of $32,643 and the assumption of the underlying mortgage of $72,272. The condominium is used to house the general manager of the resort. Timeshare intervals in the property may be marketed in the future.



Note 17 - Subsequent Events

In March 1995, the first deed of trust holder on the Golden Eagle Resort loaned an additional $1,010,075 against its interest in the property pursuant to an agreement reached in December 1994. The agreement provides for an assignment of the Company's general partnership interest in LAP in exchange for the advance of the additional funds and an extension of the maturity date through 1998 (Note
10).

In March 1995, the Company reached an agreement to acquire the Kohl's Ranch, a 10 acre rustic resort near Payson, Arizona for a purchase price of $1,650,000, consisting of a $50,000 cash down payment, assumption of an existing mortgage of approximately $950,000, issuance of a $350,000 note payable to seller and the issuance of 150,000 shares of ILX restricted common stock valued at $2 per share. The agreement provides for a 60 day right of cancellation by ILX. The Company intends to offer timeshare intervals in the property.


Note 18 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:


                                                                                           1994
                                                                                           ----
                                                                                    Three months ended
                                                        ---------------------------------------------------------------------------
                                                         March 31              June 30               September 30        December 31
                                                        ----------           -----------             ------------        -----------
Revenues ...................................            $6,334,998            $8,025,982            $8,196,292            $7,393,397
Operating income ...........................             1,173,947             1,347,869             1,167,184               365,205
Net income .................................               721,183               804,682               469,056               371,849
Net income per share .......................                   .06                   .06                   .04                   .03



                                                                                           1993
                                                                                           ----
                                                                                     Three months ended
                                                         ---------------------------------------------------------------------------
                                                         March 31              June 30             September 30         December 31
                                                        ----------           -----------           ------------         -----------
Revenues ...................................            $4,024,809            $4,811,495            $5,598,382            $6,024,693
Operating income ...........................               414,482               786,180               781,936             1,047,483
Net income .................................               255,824               494,690               470,932               854,785
Net income per share .......................                   .02                   .04                   .04                   .07



The 1993 net income per share does not equal the summation of the quarters due to rounding or weighting of average shares.

The reduced operating income in the fourth quarter 1994 is due to amortization of RRC deferred costs and recognition of VCA marketing costs (Notes 5 and 6).

                                   Signatures

                  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 28th day of March, 1995.

                                 ILX Incorporated
                                   (Registrant)

                     By    /s/Joseph P. Martori
                       -----------------------------------
                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                            Date
----------                          -----                            ----

/s/Joseph P. Martori
-------------------------    President, and Chairman            March 28, 1995
Joseph P. Martori            of the Board

/s/Nancy J. Stone
-------------------------    Executive Vice President,          March 28, 1995
Nancy J. Stone               Chief Financial Officer
                             and Director

/s/Denise L. Janda
-------------------------    Controller                         March 28, 1995
Denise L. Janda

/s/Edward J. Martori
-------------------------    Director                           March 28, 1995
Edward J. Martori

/s/Alan J. Tucker
-------------------------    Director                           March 28, 1995
Alan J. Tucker

/s/Ronald D. Nitzberg
-------------------------    Director                           March 28, 1995
Ronald D. Nitzberg


                                ILX INCORPORATED

                                  SCHEDULE IX
                       RESERVE FOR POSSIBLE CREDIT LOSSES
               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994



                                                                                        Charged
                                                    Balance a         Charged to        to Other                         Balance at
                                                    Beginning         Costs and         Accounts-        Deductions-        end of
                                                    of Period          Expenses         Describe          Describe (a)     Period
                                                   -----------        ----------        ----------       -------------   -----------
Reserve for possible ............       1994       $  816,000          764,000           28,000(b)          345,000       $1,263,000
  credit losses                                    ===========        ==========        ==========       =============   ===========

Reserve for possible ............       1993       $  692,000          667,000                              543,000       $  816,000
  credit losses                                    ===========        ==========                         =============   ===========

Reserve for possible ............       1992       $  895,000          630,000                              833,000       $  692,000
  credit losses                                    ===========        ==========        ==========       =============   ===========


(a)  Deductions represent the write-off of notes deemed uncollectible.

(b)  Recoveries of prior year write-offs.




                                   Exhibits
                                       to
                                 1994 Form 10-K

                                ILX INCORPORATED


                                 EXHIBIT INDEX

Exhibit
Number            Description                                          Method of Filing
----------        ---------------------------------                    --------------------------------------
3 (i)-1           Articles of Incorporation of                         Incorporated by reference to
                  International Leisure Enterprises                    Exhibit 3-A of S-1
                  Incorporated, filed October 8, 1986                  No. 33-16122

3 (i)-2           Articles of Amendment to the Articles                Incorporated by reference to
                  of Incorporation of International Leisure            Exhibit 3-C of the Company's 1990
                  Enterprises Incorporated, filed August 31, 1987      Annual Report on Form 10-K

3 (i)-3           Articles of Amendment to the Articles
                  of Incorporation of International Leisure
                  Enterprises Incorporated, filed October 19, 1987

3 (i)-4           Articles of Amendment to the Articles
                  of Incorporation of International Leisure
                  Enterprises Incorporated, filed May 3, 1990

3 (i)-5           Articles of Amendment to the Articles                Incorporated by reference to
                  of Incorporation of International Leisure            Exhibit 3-C(a) of the Company's 1993
                  Enterprises Incorporated (Changed by                 Annual Report on Form 10-K
                  this Amendment to ILX Incorporated),
                  filed June 28, 1993

3 (ii)-1          Amended and Restated Bylaws of International         Incorporated by reference to Exhibit
                  Leisure Enterprises Incorporated, dated              3-D of the Company's 1990 Annual
                  October 26, 1987                                     Report on Form 10-K

4-1               Certificate of Designation, Preferences, Rights,     Incorporated by reference to
                  and Limitations of Series A Preferred Stock,         Exhibit 10-81 of the Company's 1991
                  $10.00 par value of International Leisure            Annual Report on Form 10-K
                  Enterprises Incorporated, filed September 5, 1991

4-2               Certificate of Designation, Preferences, Rights,     Incorporated by reference to
                  and Limitations of Series B Preferred Stock,         Exhibit 10-82 of the Company's 1991
                  $10.00 par value of International Leisure            Annual Report on Form 10-K
                  Enterprises Incorporated, filed September 5, 1991

4-3               Certificate of Designation of Series C Preferred     Incorporated by reference to
                  Stock, filed April 30, 1993                          Exhibit 10-118 of the Company's
                                                                       1993 Annual Report on Form 10-K

10-1              1987 Stock Option Plan                               Incorporated by reference to
                                                                       Exhibit 10-1 of S-1
                                                                       No. 33-16122

10-2              Form of Stock Option Agreement between               Incorporated by reference to
                  International Leisure Enterprises Incorporated       Exhibit 10-2 of S-1
                  and Option Holder                                    No. 33-16122

10-3              1992 Stock Option Plan                               Incorporated by reference to
                                                                       Exhibit 10-97 of the Company's 1992
                                                                       Annual Report on Form 10-K

10-4              Agreement to Purchase Series B Preferred Stock       Incorporated by reference to
                  between Wm. Robert Burns and Paige Phillips          Exhibit 10-94 of the Company's 1992
                  Burns and International Leisure Enterprises          Annual Report on Form 10-K
                  Incorporated, dated May 1, 1992

10-5              First Amended Certificate of Limited Partnership     Incorporated by reference to
                  and Amended Agreement of Los Abrigados               Exhibit 10-77 of the Company's 1991
                  Partners Limited Partnership, dated                  Annual Report on Form 10-K
                  September 9, 1991

10-6 Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993

10-7 Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated July 1, 1994

10-8              Purchase and Sale Agreement between Edward
                  J. Martori, Martori Enterprises Incorporated,
                  Jerome M. White, Guadalupe Iniguez (as Trustee),
                  Wedbush Morgan Securities (IRA), and Joseph
                  P. Martori (as Trustee) and ILX Incorporated, dated July 1, 1994

10-9              Installment Promissory Note ($1,000,000) to
                  Edward J. Martori by ILX Incorporated, dated
                  July 1, 1994

10-10             Installment Promissory Note ($100,000) to
                  Martori Enterprises Incorporated by ILX
                  Incorporated, dated July 1, 1994

10-11 Amendment to Purchase and Sale Agreement between Edward J. Martori, Martori Enterprises
                  Incorporated, Wedbush Morgan Securities
                  (IRA), and Joseph P. Martori (as Trustee) and
                  ILX Incorporated, dated January 3, 1995

10-12             Installment Promissory Note ($57,875) to
                  Wedbush Morgan Securities (IRA) by ILX
                  Incorporated, dated January 1, 1995

10-13             Installment Promissory Note ($57,875) to
                  Joseph P. Martori (as Trustee) by ILX
                  Incorporated, dated January 1, 1995

10-14             Stock Purchase Agreement between Martori             Incorporated by reference to
                  Enterprises Incorporated and ILX Incorporated,       Exhibit 10-116 of the Company's1993
                  dated December 30, 1993                              Annual Report on Form 10-K
                  (Red Rock Collection Incorporated)

10-15             Installment Promissory Note ($150,000) to Martori
                  Enterprises Incorporated by ILX Incorporated, dated February 11, 1994

10-16             Stock Purchase Agreement between Alan R.             Incorporated by reference to
                  Mishkin and Carol Mishkin, and ILX Incorporated,     Exhibit 10-117 of the Company's1993
                  dated December 30, 1993                              Annual Report on Form 10-K
                  (Red Rock Collection Incorporated)

10-17             Installment Promissory Note ($150,000) to Alan
                  R. Mishkin and Carol Mishkin by ILX Incorporated, dated February 11, 1994

10-18             Agreement and Plan of Merger among ILE               Incorporated by reference to
                  Acquisition Corporation, International Leisure       Exhibit 10-105 of the Company's1992
                  Enterprises Incorporated and Genesis Investment      Annual Report on Form 10-K
                  Group, Inc., dated March 15, 1993

10-19             First Amendment to Agreement and Plan of             Incorporated  by reference to
                  Merger  between  ILE  Acquisition  Corporation,      Exhibit 10-105 (a) of the Company's
                  International  Leisure Enterprises Incorporated      1993 Annual Report on Form 10-K
                  and Genesis Investment Group Inc.,
                  dated April 22, 1993

10-20             Agreement between BIS-ILE Associates, Arthur         Incorporated by reference to
                  J. Martori and Alan R. Mishkin, dated                Exhibit 10-72 of the Company's 1990
                  March 28, 1991                                       Annual Report on Form 10-K

10-21             Supplemental Agreement between BIS-ILE               Incorporated by reference to
                  Associates, Arthur J. Martori and Alan R. Mishkin,   Exhibit 10-72 (a) of the Company's
                  dated March 28, 1991                                 1990 Annual Report on Form 10-K

10-22             Guarantee Fee Agreement between Los Abrigados        Incorporated by reference to
                  Partners Limited Partnership and Arthur J.           Exhibit 10-79 of the Company's 1991
                  Martori and Alan R. Mishkin, dated                   Annual Report on Form 10-K
                  September 9, 1991

10-23             License Agreement between Los Abrigados              Incorporated by reference to
                  Partners Limited Partnership and those certain       Exhibit 10-83 of the Company's 1991
                  participants, dated September 1, 1991                Annual Report on Form 10-K

10-24             Financing Agreement between Martori Enterprises      Incorporated by reference to
                  Incorporated and International Leisure Enterprises   Exhibit 10-91 of the Company's 1991
                  Incorporated, dated January 13, 1992                 Annual Report on Form 10-K

10-25             Financing Agreement between Martori Enterprises      Incorporated by reference to
                  Incorporated and Los Abrigados Partners Limited      Exhibit 10-96 of the Company's 1992
                  Partnership, dated August 31, 1992                   Annual Report on Form 10-K

10-26             Financing and Security Agreement between             Incorporated by reference to
                  Martori Enterprises Incorporated and International   Exhibit 10-109 of the Company's1993
                  Leisure Enterprises Incorporated, dated              Annual Report on Form 10-K
                  May 15, 1993

10-27             Secured Promissory Note and Security Agreement       Incorporated by reference to
                  and Financing Statement between Martori              Exhibit 10-110 of the Company's1993
                  Enterprises Incorporated and International           Annual Report on Form 10-K
                  Leisure Enterprises Incorporated, dated
                  June 11, 1993

10-28             Real Estate Purchase Contract between Indian         Incorporated by reference to
                  Wells Partners, Ltd., Los Abrigados Partners         Exhibit 10-98 of the Company's 1992
                  Limited Partnership and International Leisure        Annual Report on Form 10-K
                  Enterprises Incorporated, dated December 18, 1992

10-29             Option Agreement between Indian Wells Partners,
                  Ltd. and Martori Enterprises Incorporated, dated March 31, 1994

10-30             Assignment of Option by Martori Enterprises
                  Incorporated to Genesis Investment Group, Inc., dated September 15, 1994

10-31             Lease Agreement between Indian Wells Partners,       Incorporated by reference to
                  Ltd. and Los Abrigados Partners Limited              Exhibit 10-99 of the Company's 1992
                  Partnership, dated December 21, 1992                 Annual Report on Form 10-K

10-32             Second Amendment to Lease Agreement
                  between Indian Wells Partners, Ltd. and Los
                  Abrigados Partners Limited Partnership,
                  dated March 31, 1994

10-33             Warrant Agreement (50,000 Shares of Common
                  Stock) between Lawrence S. Held and ILX
                  Incorporated, dated March 31, 1994

10-34             Warrant Agreement (50,000 Shares of Common
                  Stock) between Jerome M. White and ILX
                  Incorporated, dated March 31, 1994

10-35             Loan Agreement between The Steele Foundation,        Incorporated by reference to
                  Inc., ILX Incorporated and Los Abrigados Partners    Exhibit 10-111 of the Company's1993
                  Limited Partnership, dated July 21, 1993             Annual Report on Form 10-K

10-36             Second Modification Agreement between ILX
                  Incorporated, Los Abrigados Partners Limited
                  Partnership, ILE Sedona Incorporated, and The
                  Steele Foundation, Inc., dated December 20, 1994

10-37             Assignment of Beneficial Interest under Promissory
                  Note, Deed of Trust and Title Policy to Daniel
                  Cracchiolo as Personal Representative of the Estate of Ethel Steele by Genesis Investment Group,
                  Inc., dated June 17, 1994

10-38             Continuing Guaranty to Daniel Cracchiolo as Personal
                  Representative of the Estate of Ethel Steele by ILX
                  Incorporated, dated June 17, 1994

10-39             Loan Agreement ($5,000,000) between The              Incorporated by reference to
                  Valley National Bank and Los Abrigados               Exhibit 10-76 of the Company's 1991
                  Partners Limited Partnership,                        Annual Report on Form 10-K
                  dated September 9, 1991

10-40             Loan Agreement ($750,000) between Bank One,          Incorporated by reference to
                  Arizona, NA and Los Abrigados Partners Limited       Exhibit 10-113 of the Company's 1993
                  Partnership, dated October 22, 1993                  Annual Report on Form 10-K

10-41             Modification Agreement ($5,000,000) between          Incorporated by reference to
                  Bank One,  Arizona,  NA and Los Abrigados            Exhibit 10-114  of the  Company's 1993
                  Partners  Limited  Partnership,                      Annual Report on Form 10-K
                  dated October 22, 1993

10-42             Modification Agreement ($5,000,000) between
                  Bank One, Arizona, NA and Los Abrigados
                  Partners Limited Partnership,
                  dated June 28, 1994

10-43 Second Modification Agreement ($5,000,000) between Bank One, Arizona, NA and Los
                  Abrigados Partners Limited Partnership, dated October 4, 1994 (additional advance including repayment of $750,000 loan)

10-44             Secured Promissory Note ($2,000,000) to Bank
                  One, Arizona, NA by Los Abrigados Partners
                  Limited Partnership, dated October 4, 1994

10-45             Repayment Guaranty ($2,000,000) to Bank One,
                  Arizona, NA by ILX Incorporated,
                  dated October 4, 1994

10-46             Loan Agreement ($500,000) between Bank One,
                  Arizona, NA and ILX Incorporated,
                  dated October 4, 1995

10-47             Promissory Note ($500,000) to Bank One,
                  Arizona, NA by ILX Incorporated, dated
                  October 4, 1994

10-48             Promissory Note to Firstar Metropolitan Bank         Incorporated by reference to
                  and Trust from Los Abrigados Partners Limited        Exhibit 10-115 of the Company's1993
                  Partnership, dated November 8, 1993                  Annual Report on Form 10-K

10-49             Change in Terms Agreement ($400,000) between
                  Los Abrigados Partners Limited Partnership and
                  Firstar Metropolitan Bank and Trust, dated
                  November 8, 1994

10-50             Financing Agreement between Tammac Financial         Incorporated by reference to
                  Corp. and Los Abrigados Partners Limited             Exhibit 10-88 of the Company's 1991
                  Partnership, dated September 10, 1991                Annual Report on Form 10-K

10-51             Amendment to Commitment Letter, Financing            Incorporated  by reference  to
                  Agreement and Reaffirmation of Various Loan          Exhibit 10-88 (a) of the Company's
                  Documents  between  Tammac Financial                 1993 Annual Report on Form 10-K
                  Corp., Los Abrigados Partners  Limited
                  Partnership and International Leisure Enterprises
                  Incorporated, dated March 31, 1993

10-52             Letter of Commitment between Tammac Financial
                  Corp. and Los Abrigados Partners Limited
                  Partnership, dated July 20, 1994

10-53             Loan and Security Agreement between Tammac
                  Financial Corp. and Los Abrigados Partners
                  Limited Partnership, dated September 7, 1994

10-54             Promissory Note ($499,859.15) to Tammac Financial
                  Corp. by Los Abrigados Partners Limited Partnership, dated September 7, 1994

10-55             Third Amendment to Financing Agreement between
                  Tammac Financial Corp. and Los Abrigados
                  Partners Limited Partnership, dated September 7, 1994

10-56             Amended and Restated Continuing Guaranty to
                  Tammac Financial Corporation by ILX Incorporated, dated September 7, 1994

10-57             Letter of Commitment between Tammac Financial
                  Corp. and ILX Incorporated, dated July 20, 1994
                  (Golden Eagle Resort)

10-58             Loan and Security Agreement between Tammac
                  Financial Corp. and ILX Incorporated, dated
                  September 7, 1994
                  (Golden Eagle Resort)

10-59             Promissory Note ($2,000,000) to Tammac
                  Financial Corp. by ILX Incorporated, dated
                  September 7, 1994
                  (Golden Eagle Resort)

10-60 Amended and Restated Financing Agreement between Tammac Financial Corp. and ILX
                  Incorporated, dated September 7, 1994
                  (Golden Eagle Resort)

10-61             Contract of Sale of Membership Agreements and        Incorporated by reference to
                  Installment Purchase Agreements with Recourse        Exhibit 10-112 of the Company's1993
                  between Resort Funding, Inc. and Los Abrigados       Annual Report on Form 10-K
                  Partners Limited Partnership, dated
                  September 14, 1993

10-62             Letter of Commitment between Bennett Funding
                  International, Ltd. and VCA South Bend Incorporated, dated August 18, 1994

10-63             Construction Loan Agreement between Bennett Funding
                  International, Ltd. and VCA South Bend Incorporated, dated October 4, 1994

10-64             Construction Promissory Note ($5,000,000) to Bennett
                  Funding International, Ltd. by VCA South Bend
                  Incorporated, dated October 4, 1994

10-65             Guaranty and Subordination Agreement (Construction
                  Loan) to Bennett Funding International, Ltd. by
                  ILX Incorporated, dated August 18, 1994

10-66             Contract of Sale of Timeshare Receivables with
                  Recourse between Bennett Funding International,
                  Ltd. and VCA South Bend Incorporated, dated
                  August 18, 1994

10-67             Guaranty and Subordination Agreement (Receivables
                  Financing) to Bennett Funding International, Ltd. by
                  ILX Incorporated, dated August 18, 1994

10-68             Promissory Note ($250,000) to AzStar Insurance       Incorporated by reference to
                  Company from International Leisure Enterprises       Exhibit 10-47 of the Company's 1989
                  Incorporated, dated April 28, 1989                   Annual Report on Form 10-K

10-69             Second Promissory Note Modification and              Incorporated  by   reference to
                  Extension Agreement between International            Exhibit 10-84 of the Company's 1991
                  Leisure Enterprises Incorporated and AzStar          Annual Report on Form 10-K
                  Casualty Company, dated May 1, 1991

10-70             All Inclusive Purchase Money Promissory Note
                  Secured by All-Inclusive Purchase Money Deed of Trust to GPH Properties, Inc. from Red Rock
                  Collection Incorporated, dated January 18, 1994

10-71             Option Agreement between Imperial Properties and
                  ILX Incorporated, dated July 25, 1994

10-72             Joint Venture Agreement between Chanen
                  Development Company, Inc. and ILE Sedona
                  Incorporated, dated September 28, 1994

10-73             Standard Form of Agreement between Owner and
                  Contractor between Walton Constuction Company,
                  Inc. and VCA South Bend Incorporated, dated
                  October 10, 1994

10-74 Agreement for Purchase and Sale of Kohl's Ranch between Kohl's Ranch Associates and ILX
                  Incorporated, dated March 10, 1995

10-75             Management Agreement between Los Abrigados           Incorporated by reference to
                  Partners Limited Partnership and International       Exhibit 10-78 of the Company's 1991
                  Leisure Enterprises Incorporated, dated              Annual Report on Form 10-K
                  September 10, 1991

10-76             Membership Plan for Sedona Vacation Club at
                  Los Abrigados, dated January 11, 1995

21-1              List of Subsidiaries of ILX Incorporated

27                The Registrant's 1994 Financial Data Schedule