Form 10-Q
period 1995-03-31
ILX INC/AZ/
filed 1995-05-12
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended March 31, 1995            Commission File Number 33-16122
                      --------------                                   --------


                                ILX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  ARIZONA                                86-0564171
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                   2777 East Camelback Road, Phoenix, AZ 85016
                   -------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-957-2777
                  ---------------------------------------------

Former name, former address, and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                      Yes   X           No
                                         -------           ------


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


          Class                                    Outstanding at March 31, 1995
- -------------------------------                    -----------------------------
Common Stock, without par value                          12,407,065 shares
Preferred Stock, $10 par value                              420,728 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                            1995           1994
                                                            ----           ----
                                                       (Unaudited)
Assets

    Cash and cash equivalents ....................   $  2,736,230   $  3,635,587
    Notes receivable, net ........................      7,504,125      6,750,896
    Resort property held for timeshare sales .....      9,003,362      9,407,733
    Resort property under development ............      3,842,260      1,735,592
    Land held for sale ...........................      1,672,168      1,673,168
    Deferred assets ..............................      1,082,547      1,114,137
    Property and equipment, net ..................      1,397,069      1,437,227
    Deferred income taxes ........................      1,155,757      1,137,524
    Other assets .................................      1,896,361      1,730,023
                                                     ------------   ------------
                                                     $ 30,289,879   $ 28,621,887
                                                     ============   ============

Liabilities and Shareholders' Equity

    Accounts payable .............................   $  2,196,963   $  1,581,659
    Accrued and other liabilities ................      1,345,491      1,488,816
    Income taxes payable .........................        108,146
    Genesis funds certificates ...................      1,615,319      1,612,457
    Due to affiliates ............................        476,420        984,534
    Deferred income ..............................        483,639        365,195
    Notes payable ................................      6,007,174      4,881,861
    Notes payable to affiliates ..................      1,881,158      2,000,584
                                                     ------------   ------------
                                                       14,114,310     12,915,106
                                                     ------------   ------------

Minority interests ...............................      2,709,330      2,531,169
                                                     ------------   ------------

Shareholders' Equity

    Preferred stock, $10 par value;
      10,000,000 shares  authorized; 420,728
      and 430,313 shares issued and outstanding;
      liquidation preference of $4,207,280
      and $4,303,130, respectively ...............      1,557,258      1,648,755

    Common stock, no par value;
      40,000,000 shares authorized;
      12,407,065 and 12,405,325 shares
      issued and outstanding .....................      8,975,718      8,972,969

    Additional paid in capital ...................         30,000         30,000

    Retained earnings ............................      2,903,263      2,523,888
                                                     ------------   ------------
                                                       13,466,239     13,175,612
                                                     ------------   ------------
                                                     $ 30,289,879   $ 28,621,887
                                                     ============   ============



                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                             Three months ended
                                                                  March 31,
                                                           ---------------------
                                                          1995              1994
                                                          ----              ----
Revenues

    Sales of timeshare interests ................   $ 4,980,552     $ 4,364,412
    Resort operating revenue ....................     1,704,543       1,839,336
    Sales of land ...............................            --         131,250
    Sales of consumer products ..................       151,702              --
                                                    -----------     -----------
                                                      6,836,797       6,334,998
                                                    -----------     -----------

Cost of sales and operating expenses

    Cost of timeshare interests sold ............     1,622,516       1,436,157
    Cost of resort operations ...................     1,775,510       1,729,976
    Cost of land sold ...........................            --         115,745
    Cost of consumer products ...................       107,770              --
    Advertising and promotion ...................     1,502,789       1,069,808
    General and administrative ..................       775,909         574,479
    Provision for doubtful
        accounts ................................       269,063         234,886
                                                    -----------     -----------
                                                      6,053,557       5,161,051
                                                    -----------     -----------
Operating income ................................       783,240       1,173,947

Other Income (expense)
  Interest expense ..............................      (209,570)       (170,461)
  Interest income ...............................       114,049          70,358
                                                    -----------     -----------

Income before minority interests and income taxes       687,719       1,073,844
Minority interests ..............................      (178,161)       (352,661)
Income taxes ....................................      (128,823)             --
                                                    -----------     -----------

Net income ......................................   $   380,735     $   721,183
                                                    ===========     ===========

Net income per common and
  equivalent share ..............................   $      0.03     $      0.06
                                                    ===========     ===========

Number of common and equivalent shares ..........    12,516,219      12,417,867
                                                    ===========     ===========

Net income per share assuming
  full dilution .................................   $      0.03     $      0.06
                                                    ===========     ===========

Number of fully diluted shares                       13,011,924      12,927,167
                                                    ===========      ==========



                 See notes to consolidated financial statements



                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                                  ------------------
                                                                    1995            1994
                                                                    ----            ----
Cash flows from operating activities:
  Net income .............................................    $   380,735     $   721,183
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Undistributed minority interest ........................        178,161         314,841
  Additions to (reduction of) notes receivable-net .......     (1,022,292)      1,212,435
  Provision for doubtful accounts ........................        269,063         234,886
  Depreciation and amortization ..........................        168,511          93,002
  Deferred income taxes ..................................         89,913            --
  Cost of timeshare interests sold .......................        620,837         445,460
  Amortization of guarantee fees .........................         27,200          31,000
  Change in assets and liabilities:
      (Increase) decrease in other assets ................       (171,488)         58,916
      Increase in accounts payable .......................        615,304         274,012
      Increase (decrease) in accrued and other liabilities       (233,055)        114,163
      Increase (decrease) in Genesis funds certificates ..          2,862        (141,884)
      Decrease in due to affiliates ......................       (508,114)        (81,896)
      Increase (decrease) in deferred income .............        118,444        (456,899)
                                                             ------------    ------------
Net cash provided by operating activities ................        536,081       2,819,219
                                                             ------------    ------------

Cash flows from investing activities:
  Increase in deferred assets ............................        (31,955)       (702,952)
  Purchases of plant and equipment .......................        (21,377)        (64,496)
  Additions to resort property held for timeshare sales ..       (280,947)       (380,918)
  Additions to resort property under development .........     (2,106,668)           --
                                                             ------------    ------------
Net cash used in investing activities ....................     (2,440,947)     (1,148,366)
                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable ............................      2,457,014         165,746
  Principal payments on notes payable ....................     (1,331,701)       (827,674)
  Principal payments on notes payable
    to affiliates ........................................       (119,426)       (296,102)
  Proceeds from issuance of common stock .................           --            93,535
  Redemption of preferred stock ..........................           (185)         (1,540)
  Redemption of common stock .............................           (185)           (360)
  Preferred stock dividend payments ......................             (8)           --
                                                             ------------    ------------
Net cash provided by (used in) financing activities ......      1,005,509        (866,395)
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents .....       (899,357)        804,458
Cash and cash equivalents at beginning of period .........      3,635,587       2,060,107
                                                             ------------    ------------
Cash and cash equivalents at end of period ...............    $ 2,736,230     $ 2,864,565
                                                              ===========     ===========


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The consolidated financial statements include the accounts of ILX Incorporated and its wholly-owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.


Revenue Recognition

Revenue from sales of timeshare interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and, except for sales of timeshare interests in Varsity Clubs of America-Notre Dame, the Company has been released of all future obligations for the timeshare interest. Revenue from sales of timeshare interests in Varsity Clubs of America - Notre Dame is being recognized by the percentage of completion method as development and construction proceeds and as the costs of development and profit can be reasonably estimated. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Statements of Cash Flows

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three month periods ended March 31, 1995 and 1994, the Company paid interest of approximately $279,000 and $119,000 and income taxes of $8,000 and $0, respectively.

Reclassifications

The financial statements for prior periods have been reclassified to be consistent with the 1995 financial statement presentation.


Note 2 - Income Taxes

Income taxes have been provided based on the estimated effective annual tax rate, including an estimated reduction in the valuation allowance.

Note 3 - Notes Payable

In March 1995, the first deed of trust holder on the Golden Eagle Resort loaned an additional $1,010,075 against its interest in the property. The agreement provides for an assignment of the Company's general partnership interest in LAP in exchange for the advance of the additional funds and an extension of the maturity date through 1998.

During the first quarter of 1995, the Company borrowed $1,446,940 on its $5 million construction financing commitment for the Varsity Clubs of America - Notre Dame facility, bringing the balance outstanding on the loan to $1,847,724 at March 31, 1995.

Note 4 - Shareholders' Equity

During the first quarter of 1995, holders of 573 shares of Series C Preferred Stock exchanged their shares for 955 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $1,582. Shares of stock valued at $1,352 and cash of $8 was issued in the first quarter of 1995 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the last quarter of 1994 and first quarter of 1995.

During the first quarter of 1995, holders of 8,973 shares of Series A Preferred Stock exchanged their shares for lodging certificates at the Los Abrigados resort. Preferred stock was reduced by $89,730, which is the liquidation and par value of the shares surrendered.

Note 5 - Other

In March 1995, the Company reached an agreement to acquire the Kohl's Ranch Lodge, a 10 acre rustic resort near Payson, Arizona for a purchase price of $1,650,000, consisting of a $50,000 cash down payment, assumption of an existing mortgage of approximately $950,000, issuance of a $350,000 note payable to seller and the issuance of 150,000 shares of ILX restricted common stock valued at $2 per share. The agreement provides for a 60 day right of cancellation by ILX. The Company intends to offer timeshare intervals in the property.


                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

The increase in sales of timeshare interests between years reflects the recognition of a percentage of the sales in Varsity Clubs of America - Notre Dame, sales of upgraded intervals to existing timeshare owners of Los Abrigados resort and increased sales from the Sedona Sales Office in 1995, net of a decrease in sales from the Phoenix Sales Office in 1995 and net of $428,100 in deferred revenue from a 1992 bulk sale recognized in 1994.

In the first quarter of 1995, the Company recognized $868,000 in Varsity Clubs of America - Notre Dame sales, which represents 56% of the sales through March 31, 1995. While the revenue and directly related expenses, such as product cost, commissions, closing costs and bad debt allowance, were recognized based on a percentage of completion, the advertising and promotion expenses related to these sales have been expensed in their entirety, including $299,000 in the first quarter of 1995.

During the first quarter of 1995, the Company converted eight of its one bedroom business suites at Los Abrigados resort to two bedroom suites with kitchens, and invited its existing timeshare owners to exchange their one and two bedroom suites without kitchens to these upgraded units. Owners of approximately 115 intervals accepted the offer, generating revenue of approximately $471,000 during the quarter.

Timeshare sales from the Phoenix Sales Office decreased between years due to fewer tours and reduced closing rates. On April 1, 1995, the Company closed the Phoenix Sales Office and began directing the customers who would otherwise have attended a Phoenix Sales Office presentation to the Sedona Sales Office, where closing rates have consistently exceeded those of the Phoenix Sales Office. The Company intends to resume marketing from the Phoenix Sales Office in the future, possibly with the introduction of sales in the Kohl's Ranch Lodge.

The increased sales in the Sedona Sales Office in 1995 reflect higher closing rates on a lower number of tours and higher average prices.

The decrease in resort operating revenue and the increase in cost of resort operations as a percentage of resort operating revenue between years reflects the increasing usage of the Los Abrigados resort by timeshare owners and tour guests, and the decreasing availability of rooms for traditional resort guests. Owners and tour guests pay substantially less for their usage than traditional resort guests.

The 1994 land sales reflect the sales of parcels held by Genesis.

The 1995 sales of consumer products and the related cost of sales reflect sales of Red Rock Collection products.

The increase in advertising and promotion as a percentage of sales in 1995 reflects a higher cost per tour and a lower closing rate in the Phoenix Sales Office in 1995, recognition of a disproportionate amount of advertising and promotion expenses of Varsity Clubs of America - Notre Dame relative to sales recognition in 1995 and the 1994 bulk sale deferred revenue recognition for which there was no associated advertising and promotion.

The increase in general and administrative expenses from 1994 to 1995 reflects the amortization of Red Rock Collection start up costs and recognition of its operating expenses. Red Rock Collection expenses were deferred in the first quarter of 1994 pending commencement of operations in the third quarter of 1994.

The increase in interest expense between years reflects increased borrowings against consumer paper and interest on notes payable arising from the acquisition of the Los Abrigados Partners Limited Partnership ("LAP") Class A limited partnership interests in the third quarter of 1994. The increase in interest income from 1994 to 1995 is a result of the increased consumer paper retained by the Company.

The decrease in minority interest from 1994 to 1995 reflects both the acquisition of the LAP Class A limited partnership interests and the decrease in LAP net income in 1995 due to reduced tours and closing rates at the Phoenix Sales Office and due to the deferred profit recognized in 1994 on the 1992 bulk sale.

Income tax expense increased between 1994 and 1995 because in 1994 a reduction in the valuation allowance (which had been established to reflect the uncertainty of the utilization of the deferred tax assets) offset the tax provision in full. In the first quarter of 1995, income tax expense has been recorded based on the estimated effective annual tax rate for fiscal 1995, including an estimated reduction in the Genesis deferred tax benefit valuation allowance.

Liquidity and Capital Resources

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $18 million in lines of credit issued by financing companies under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold to lenders on a recourse basis. At March 31, 1995, approximately $15 million is available under the lines. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $1.3 million was available under this commitment at March 31, 1995.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through February 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company. This commitment was unused at March 31, 1995.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. Both were available for working capital at March 31, 1995.

The Company has a $5 million construction loan for the construction and furnishing of Varsity Clubs of America-Notre Dame. The loan provides for principal repayment via release payments as timeshare interests are sold. Approximately $3.1 million is available at March 31, 1995, which is expected to be sufficient to complete the facility.

The Company has optioned property near various college campuses for possible future Varsity Clubs of America sites and expects to finance such land acquisitions through seller financing or through financial institutions, secured by the land acquired. The Company may seek equity and/or debt financing for the construction of facilities and future sites.

Cash provided by operating activities decreased from 1994 to 1995 because 1994 included the collection of $750,000 on a note receivable which arose from a 1992 bulk sale and the collection of $1,000,000 on a Genesis mortgage receivable. In addition, financing of notes receivable generated from sales of timeshare interests in Varsity Clubs of America-Notre Dame during the first quarter of 1995 was deferred until the second quarter of 1995.

Cash used in investing activities increased from 1994 to 1995 due to the construction in 1995 of Varsity Clubs of America-Notre Dame.

The change from cash used in financing activities in 1994 to cash provided by financing activities in 1995 reflects increased borrowings in 1995 for construction of Varsity Clubs of America-Notre Dame and for improvements to the Los Abrigados resort.

In March 1995, the Company borrowed an additional $1,010,000 from the first mortgage holder on the Golden Eagle Resort. The Company intends to use these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.

In March 1995, the Company entered into an agreement, subject to a sixty day right of cancellation, to acquire the Kohl's Ranch Lodge, a ten acre rustic resort near Payson, Arizona for $1,650,000. The purchase price will consist of a $50,000 cash down payment, assumption of the existing deed of trust of approximately $950,000, seller financing of approximately $350,000, and the issuance of 150,000 shares of ILX restricted common stock valued at $2 per share. The Company intends to finance the cost of the initial improvements and renovations from working capital. Construction of additional units and future improvements may be financed through the existing deed of trust holder, other financing sources, or from working capital.




                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ILX INCORPORATED
                                            (Registrant)



                                          Joseph P. Martori
                                  ---------------------------------
                                          Joseph P. Martori
                                      Chief Executive Officer




                                           Nancy J. Stone
                                  ---------------------------------
                                           Nancy J. Stone
                                      Executive Vice President/
                                       Chief Financial Officer




                                           Denise L. Janda
                                  ---------------------------------
                                           Denise L. Janda
                                             Controller







Date:  May 1, 1995