Form 10-Q
period 1995-06-30
ILX INC/AZ/
filed 1995-07-28
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended June 30, 1995              Commission File Number 33-16122
                      -------------                                     --------

                                ILX INCORPORATED
             (Exact name of registrant as specified in its charter)


            ARIZONA                                    86-0564171
- -------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                  2777 East Camelback Road, Phoenix, AZ 85016
                  -------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code 602-957-2777
                                                           ------------
                 ---------------------------------------------

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


                     Yes    X                   No
                         ------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


            Class                             Outstanding at June 30, 1995
- -------------------------------               ----------------------------
Common Stock, without par value                 12,535,698 shares
Preferred Stock, $10 par value                     413,056 shares

                       ILX INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                        June 30,    December 31,
                                                          1995          1994
                                                          ----          ----
                                                       (Unaudited)
Assets

         Cash and cash equivalents                    $ 1,833,461    $ 3,635,587
         Restricted cash                                  782,907             --
         Notes receivable, net                          8,695,068      6,750,896
         Resort property held for
           timeshare sales                             10,846,263      9,407,733
         Resort property under development              5,993,060      1,735,592
         Land held for sale                             1,672,168      1,673,168
         Deferred assets                                1,156,228      1,114,137
         Property and equipment, net                    1,369,259      1,437,227
         Deferred income taxes                            850,315      1,137,524
         Other assets                                   1,950,172      1,730,023
                                                      -----------    -----------
                                                      $35,148,901    $28,621,887
                                                      ===========    ===========


Liabilities and Shareholders' Equity

         Accounts payable                             $ 1,648,127    $ 1,581,659
         Accrued and other liabilities                  2,140,267      1,488,816
         Genesis funds certificates                     1,445,094      1,612,457
         Due to affiliates                                442,676        984,534
         Deferred income                                  104,195        365,195
         Notes payable                                 10,554,438      4,881,861
         Notes payable to affiliates                    1,633,736      2,000,584
                                                      -----------    -----------
                                                       17,968,533     12,915,106
                                                      -----------    -----------

Minority interests                                      2,877,803      2,531,169
                                                      -----------    -----------

Shareholders' Equity

         Preferred stock, $10 par value;
          10,000,000 shares authorized;
          413,056 and 430,313 shares issued
          and outstanding; liquidation
          preference of $4,130,560
          and $4,303,130, respectively                  1,525,152      1,648,755

         Common stock, no par value;
           40,000,000 shares authorized;
           12,535,698 and 12,405,325 shares
           issued and outstanding                       9,222,394      8,972,969

         Additional paid in capital                        30,000         30,000

         Retained earnings                              3,525,019      2,523,888
                                                      -----------    -----------
                                                       14,302,565     13,175,612
                                                      -----------    -----------
                                                      $35,148,901    $28,621,887
                                                      ===========    ===========


See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three months ended               Six months ended
                                                        June 30,                         June 30,
                                                  1995            1994             1995           1994
                                                  --------------------            --------------------
Revenues

         Sales of timeshare interests      $   5,636,952   $   3,901,160   $  10,617,504   $   8,265,572
         Resort operating revenue              2,332,582       2,197,394       4,037,125       4,036,730
         Sales of land                                --       1,927,428              --       2,058,678
         Sales of consumer products              126,936              --         278,638              --
                                           -------------   -------------   -------------  --------------
                                               8,096,470       8,025,982      14,933,267      14,360,980
                                           -------------   -------------   -------------  --------------

Cost of sales and operating expenses

         Cost of timeshare interests sold      2,179,843       1,349,605       3,802,359       2,785,762
         Cost of resort operations             2,132,389       1,911,850       3,840,150       3,641,826
         Cost of land sold                            --       1,519,212              --       1,634,957
         Cost of consumer products                64,600              --         172,370              --
         Advertising and promotion             1,444,889       1,301,058       3,015,426       2,370,866
         General and administrative              783,266         364,473       1,559,173         938,952
         Provision for doubtful accounts         334,256         231,915         603,319         466,801
                                           -------------   -------------   -------------  --------------
                                               6,939,243       6,678,113      12,992,797      11,839,164
                                           -------------   -------------   -------------  --------------
Operating income                               1,157,227       1,347,869       1,940,470       2,521,816

Other income (expense)
         Interest expense                       (246,669)       (129,350)       (456,239)       (299,811)
         Interest income                         170,900          71,713         284,949         142,071
                                           -------------   -------------   -------------  --------------

Income before minority interests               1,081,458       1,290,232       1,769,180       2,364,076
         and income taxes
Minority interests                              (168,473)       (485,550)       (346,634)       (838,211)
Income taxes                                    (290,196)             --        (419,019)             --                    .
                                           -------------   -------------   -------------  --------------

Net income                                 $     622,789   $     804,682   $   1,003,527   $   1,525,865
                                           =============   =============   =============  ==============

Net income per common and
  equivalent share                         $        0.05   $        0.06   $        0.08  $         0.12
                                           =============   =============   =============  ==============

Number of common and equivalent
         shares                               12,571,562      12,487,742      12,546,142      12,441,320
                                           =============   =============   =============  ==============
Net income per share assuming
  full dilution                            $        0.05   $        0.06   $        0.08  $         0.12
                                           =============   =============   =============  ==============

Number of fully diluted shares                13,056,997      12,996,782      13,036,712      12,950,490
                                           =============   =============   =============  ==============




See notes to consolidated financial statements

                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Six months ended
                                                                 June 30,
                                                           -----------------
                                                           1995          1994
                                                           ----          ----
Cash flows from operating activities:
  Net income                                        $  1,003,527   $  1,525,865
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Undistributed minority interest                        346,634        201,080
  Increase in restricted cash                           (782,907)            --
  (Additions to) reduction of notes
    receivable-net                                    (1,480,394)     1,176,817
  Provision for doubtful accounts                        603,319        466,801
  Depreciation and amortization                          380,248        206,801
  Deferred income taxes                                  287,209       (306,050)
  Cost of timeshare interests sold                     1,587,257        931,773
  Cost of land sold                                        1,000      1,332,852
  Amortization of guarantee fees                          49,400         59,850
  Change in assets and liabilities:
      Increase in other assets                          (222,449)      (238,340)
      Increase (decrease) in accounts payable             66,468       (353,688)
      Increase in accrued and other liabilities          546,621        153,720
      Decrease in Genesis funds certificates            (167,363)      (429,847)
      Decrease in due to affiliates                     (541,858)       (81,633)
      Decrease in deferred income                       (261,000)      (456,899)
                                                    ------------   ------------

Net cash provided by operating activities              1,415,712      4,189,102
                                                    ------------   ------------

Cash flows from investing activities:
  Increase in deferred assets                           (164,258)    (1,159,589)
  Purchases of plant and equipment                       (55,675)      (418,347)
  Additions to resort property
    held for timeshare sales                          (1,122,465)      (823,168)
  Additions to resort property
    under development                                 (4,805,328)       (55,825)
                                                    ------------   ------------
Net cash used in investing activities                 (6,147,726)    (2,456,929)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from notes payable                          4,935,869        329,141
  Principal payments on notes payable                 (1,627,389)    (2,350,163)
  Principal payments on notes payable
    to affiliates                                       (366,848)      (420,646)
  Proceeds from issuance of common stock                  13,672         93,535
  Acquisition of treasury stock                          (25,032)            --
  Redemption of preferred stock                             (185)        (2,320)
  Redemption of common stock                                (185)        (1,141)
  Preferred stock dividend payments                          (14)            --
                                                    ------------   ------------
Net cash provided by (used in)
  financing activities                                 2,929,888     (2,351,594)
                                                    ------------   ------------

Net decrease in cash and
  cash equivalents                                    (1,802,126)      (619,421)
Cash and cash equivalents
  at beginning of period                               3,635,587      2,060,107
                                                    ------------   ------------
Cash and cash equivalents
  at end of period                                  $  1,833,461   $  1,440,686
                                                    ============   ============


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10- 01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

Statements of Cash Flows

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and six month periods ended June 30, 1995 and 1994, the Company paid interest and income taxes as follows:

                                Three Months Ended             Six Months Ended
                                      June 30,                     June 30,
                                 1995          1994          1995          1994
                                -------------------          ------------------

Interest                      $303,732      $101,949      $582,658      $237,456
Income taxes                  $125,500      $306,050      $133,500      $306,050


Restricted Cash

Cash from customer payments towards purchases of timeshare interests in Varsity Clubs of America-Notre Dame have been classified as restricted cash because the Company does not have access to the cash until the facility is complete and deeds are issued.


Reclassifications

The financial statements for prior periods have been reclassified to be consistent with the 1995 financial statement presentation.

Note 2 - Income Taxes

Income taxes have been provided based on the estimated effective annual tax rate, including an estimated reduction in the valuation allowance.

Note 3 - Notes Payable

In March 1995, the first deed of trust holder on the Golden Eagle Resort loaned an additional $1,010,075 against its interest in the property and its assignment of the Company's general partnership interest in LAP and extended the maturity date through 1998.

During the first six months of 1995, the Company borrowed $3,575,795 on its $5 million construction financing commitment for the Varsity Clubs of America - Notre Dame facility, bringing the balance outstanding on the loan to $3,976,579 at June 30, 1995.

During the second quarter of 1995, the Company borrowed $1,067,079 against consumer notes receivable.

Note 4 - Shareholders' Equity

During the first six months of 1995, holders of 6,735 shares of Series C Preferred Stock exchanged their shares for 11,225 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $18,588. Shares of stock valued at $2,382 and cash of $14 were issued in the first six months of 1995 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the last quarter of 1994 and first six months of 1995.

During the second quarter of 1995, the Company acquired 20,000 shares of its common stock for $25,032. The acquired shares have been recorded as treasury stock.

During the second quarter of 1995, the Company granted 17,500 shares of restricted common stock, valued at $13,672, to employees in exchange for services provided.

Note 5 - Kohl's Ranch Lodge

In June 1995, the Company acquired the Kohl's Ranch Lodge, a 10 acre rustic resort near Payson, Arizona for a purchase price of $1,590,000, consisting of a $50,000 cash down payment, assumption of an existing deed of trust of approximately $932,250, issuance of a $367,750 second deed of trust to the seller and the issuance of 120,000 shares of ILX restricted common stock valued at $2 per share. The Company intends to offer timeshare intervals in the property, commencing in the third quarter 1995. The assumed first mortgage bears interest at prime plus 1 1/4%, with $3,000 principal plus accrued interest payable monthly through December 1, when the remaining balance will begin being amortized over 36 equal monthly installments of principal and interest through December 1998. Release fees of $750 per interval sold are applied to principal. The note payable to the seller bears interest at 8%, with the first year's interest to be added to principal on June 1, 1996. Principal of $7,500 plus accrued interest is payable monthly thereafter through June 2000. Release fees of $300 per interval sold are applied to principal.

Note 6 - Other

In July 1995, the Company acquired a two acre site in Tucson, Arizona, near the University of Arizona, to be the site of its second Varsity Clubs of America. The land was acquired for $1,002,000, consisting of a $300,600 down payment and a note payable to the seller of $701,400.

In June 1995, the Company signed a letter of intent to offer to the public $10,000,000 in convertible secured bonds through Brookstreet Securities Corporation ("Brookstreet"). The bonds have a five year maturity, bear interest at 10%, and are convertible to common stock at prices tied to market rates, with a minimum price of $3.00 per share for the first two years following the offering and $2.50 per share thereafter. The letter of intent is a firm commitment by Brookstreet to sell a minimum of $10,000,000 face value of the bonds and gives Brookstreet the option to sell an additional $1,500,000 face value. The offering is scheduled for September 1995. The Company intends to use the proceeds from the bond offering to finance land and/or construction costs of additional Varsity Clubs of America sites and for working capital.

                                ILX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

The increases in sales of timeshare interests for both the second quarter and six months ended June 30, 1995, from the same periods in 1994, reflect the recognition, based on percentage of completion, of sales in Varsity Clubs of America Notre Dame, increased sales from the Sedona Sales Office, net of a decrease in sales from the Phoenix Sales Office. In addition, sales of timeshare interests for the first six months of 1994 include the recognition of $428,100 in deferred revenue from a 1992 bulk sale. Sales of timeshare interests for the first six months of 1995 include revenue of approximately $525,000 from sales of upgraded units at Los Abrigados to existing owners who were invited to exchange their ownership interests for interests in the newly renovated units, for an additional payment.

In the first half of 1995, the Company recognized approximately $2,941,000 in Varsity Clubs of America-Notre Dame sales, which represents 95.5% of the sales through June 30, 1995. Second quarter 1995 sales of $2,073,000 reflect 95.5% of second quarter sales plus the additional 39.5% of sales through March 31, 1995. (First quarter sales were recorded at 56%, which represents the percentage of completion of the facility at March 31, 1995).

The increased sales generated by the Sedona Sales Office in the second quarter of 1995 and the six month period ended June 30, 1995, reflect higher closing rates and higher average prices.

On April 1, 1995, the Company closed the Phoenix Sales Office, which had sold primarily interests in the Los Abrigados resort, in favor of directing all Phoenix area potential customers to the Sedona Sales Office. The Sedona Sales Office has had consistently higher closing rates than the Phoenix Sales Office. The Phoenix Sales Office generated approximately $2.49 million in timeshare sales in the first six months of 1994, and approximately $771,000 during the first half of 1995, prior to closure of the office.

The increase in cost of timeshare interests sold between years reflects improvements to Los Abrigados and sales of interests in Varsity Clubs of America-Notre Dame which have a higher product cost as a percentage of revenue than interests in Los Abrigados.

The increase in cost of resort operations as a percentage of resort operating revenue reflects the increasing usage of the Los Abrigados resort by timeshare owners and tour guests and the decreasing availability of rooms for traditional resort guests. Owners and tour guests pay substantially less for their usage than traditional resort guests.

The 1994 sales of land reflect sales of parcels held by Genesis.

The 1995 sales of consumer products and the related cost of sales reflect sales of Red Rock Collection products.

Advertising and promotion expenses relate primarily to sales of timeshare interests. Advertising and promotion as a percentage of sales of timeshare interests is comparable between years for the six month periods ending June 30, 1995 and 1994. Advertising and promotion is smaller as a percentage of timeshare sales in the second quarter of 1995 than for the same period in 1994 because advertising and promotion expenses related to Varsity Clubs of America-Notre Dame are expensed in their entirety as they are incurred, while revenue recognition is deferred and recognized based on percentage of completion. Accordingly, during the fourth quarter of 1994 and first quarter of 1995 a disproportionate amount of advertising and promotion expense was recognized relative to sales recognition.

The increases in general and administrative expenses from 1994 to 1995 reflect the expansion of timeshare operations in 1995 and the amortization of Red Rock Collection start up costs and recognition of its operating expenses. Red Rock Collection expenses were deferred during the first six months of 1994, pending commencement of operations in the third quarter of 1994.

The increases in interest expense between years reflect increased borrowings against consumer paper, interest on notes payable arising from the acquisition of the Los Abrigados Partners Limited Partnership ("LAP") Class A limited partnership interests in the third quarter of 1994, and borrowings for improvements to resort property held for sale. The increases in interest income from 1994 to 1995 are a result of the increased consumer paper retained by the Company.

The decreases in minority interests from 1994 to 1995 reflect the acquisition of the LAP Class A limited partnership interests, the decrease in LAP net income in 1995 and the minority interests in the income generated from second quarter 1994 Genesis land sales. The decrease in LAP net income between years is a result of closure of the Phoenix Sales Office and reduced tours and closing rates prior to the closure, and reduced profitability from Los Abrigados hotel operations due to decreased availability of rooms for resort guests.

Income tax expense increased between 1994 and 1995 because in 1994 a reduction in the valuation allowance (which had been established to reflect the uncertainty of the utilization of the deferred tax assets) offset the tax provision in full. In the first and second quarters of 1995, income tax expense has been recorded based on the estimated effective annual tax rate for fiscal 1995, including an estimated reduction in the Genesis deferred tax benefit valuation allowance.

Liquidity and Capital Resources

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $13 million in lines of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold on a recourse basis through September 1996. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At June 30, 1995, approximately $9 million is available under the fixed committment lines and approximately $4 million is expected to be available on the open ended line. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $1.3 million was available under this commitment at June 30, 1995.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through February 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company. Approximately $9 million was available under this commitment at June 30, 1995.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. $550,000 was available on the lines for working capital at June 30, 1995.

The Company has a $5 million construction loan for the construction and furnishing of Varsity Clubs of America-Notre Dame. The loan provides for principal repayment via release payments as timeshare interests are sold. Approximately $1 million is available at June 30, 1995, which is expected to be sufficient to complete the facility.

In July 1995, the Company acquired land near the University of Arizona to be the site of its second Varsity Clubs of America. The Company made a down payment of $300,600 and the seller is carrying the balance of $701,400. The Company has a commitment for construction financing for the facility in the amount of $6 million, which is expected to be sufficient to build and furnish the property. In addition, the Company has received a verbal commitment for up to $20 million in financing for eligible notes received from sales of timeshare interests in Varsity Clubs of America-Arizona. The company is presently completing the documentation of the written commitments for both the construction and notes receivable financing.

The Company has optioned property near various college campuses for possible future Varsity Clubs of America sites and expects to finance such land acquisitions through seller financing or through financial institutions, secured by the land acquired. The Company may seek equity and/or debt financing for the construction of facilities and future sites.

Cash provided by operating activities decreased from 1994 to 1995 because 1994 included the collection of $750,000 on a note receivable which arose from a 1992 bulk sale and the collection of $1,000,000 on a Genesis mortgage receivable. In addition, 1994 cash flows from operating activities included Genesis land sales of $2,048,678.

Cash used in investing activities increased from 1994 to 1995 due to the construction in 1995 of Varsity Clubs of America-Notre Dame, improvements to Los Abrigados in 1995, net of increases in Red Rock Collection deferred assets in 1994.

The change from cash used in financing activities in 1994 to cash provided by financing activities in 1995 reflects increased borrowings in 1995 for construction of Varsity Clubs of America-Notre Dame and for improvements to the Los Abrigados resort.

In March 1995, the Company borrowed an additional $1,010,000 from the first mortgage holder on the Golden Eagle Resort. The Company has used these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.

In June 1995, the Company acquired the Kohl's Ranch Lodge, a ten acre rustic resort near Payson, Arizona for $1,590,000, consisting of a $50,000 cash down payment, assumption of the existing deed of trust of $932,250, seller financing of $367,750, and the issuance of 120,000 shares of ILX restricted common stock valued at $2 per share. The Company intends to finance the cost of the initial improvements and renovations to the resort from working capital. Construction of additional units and future improvements may be financed through the existing deed of trust holder, other financing sources, or from working capital.

In June 1995, the Company signed a letter of intent to offer to the public $10,000,000 in convertible secured bonds through Brookstreet Securities Corporation ("Brookstreet"). The bonds have a five year maturity, bear interest at 10%, and are convertible to common stock at prices tied to market rates, with a minimum price of $3.00 per share for the first two years following the offering and $2.50 per share thereafter. The letter of intent is a firm commitment by Brookstreet to sell a minimum of $10,000,000 face value of the bonds and gives Brookstreet the option to sell an additional $1,500,000 face value. The offering is scheduled for September 1995. The Company intends to use the proceeds from the bond offering to finance land and/or construction costs of additional Varsity Clubs of America sites and for working capital.

The Company believes that its capital resources are adequate to meet current and foreseeable future needs.




                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ILX INCORPORATED
                                  (Registrant)




                             /s/ Joseph P. Martori
                             ---------------------
                               Joseph P. Martori
                            Chief Executive Officer





                               /s/ Nancy J. Stone
                              ---------------------
                                 Nancy J. Stone
                           Executive Vice President/
                            Chief Financial Officer





                              /s/ Denise L. Janda
                             ---------------------
                                Denise L. Janda
                           Vice President/Controller








Date:  July 21, 1995