Form 10-K/A
period 1994-12-31
ILX INC/AZ/
filed 1995-10-02
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A



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

                                ILX INCORPORATED

                          1994 Form 10-K/A Annual Report
                               Table of Contents



                                     Part I
                                                                          Page
                                                                          ----
Item 1.           Business                                                 3

Item 2.           Properties                                               6

Item 3.           Legal Proceedings                                        8

Item 4.           Submission of Matters to a Vote of Security Holders      8


                                    Part II

Item 5.           Market for the Registrant's Common Equity and            9
                  Related Stockholder Matters

Item 6.           Selected Financial Data                                  9

Item 7.           Management's Discussion and Analysis of                  9
                  Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data             14

Item 9.           Changes in and Disagreements with Accountants on        14
                  Accounting and Financial Disclosure

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant      14

Item 11.          Executive Compensation                                  14

Item 12.          Security Ownership of Certain Beneficial                14
                  Owners and Management

Item 13.          Certain Relationships and Related Transactions          14


                                    Part IV

Item 14.          Exhibits, Financial Statement Schedules and             15
                  Reports on Form 8-K




                                     PART I


Item 1.  Business



ILX Incorporated ("ILX" or the "Company") is an Arizona corporation formed in October, 1986 for the purpose of developing, operating, financing and marketing interval ownership interests in resort properties and engaging in other leisure-oriented business activities. In November 1993, the Company acquired interests in unimproved real estate through its acquisition of Genesis Investment Group, Inc. and during 1994, ILX expanded its operations to include marketing of skin and hair care products.


         Resorts. ILX sells timeshare interests in resorts located in Arizona, Colorado, Florida, Indiana and Mexico. Generally, ILX either owns an interest in the resort itself, or it owns a designated number of timeshare interests in a resort and has a corresponding right to sell those timeshare interests to third parties.

         ILX owns an interest in the following resorts: Los Abrigados in Sedona, Arizona, Golden Eagle Resort in Estes Park, Colorado, and Varsity Clubs of America -- South Bend Chapter in Mishawaka, Indiana. The properties owned by ILX or its subsidiaries are operated as hotels to the extent of unused or unsold timeshare inventory.

         In addition, ILX owns a designated number of timeshare interests in the following resorts and has a right to sell those timeshare interests to third party purchasers: Ventura Resort in Boca Raton, Florida and Costa Vida Vallarta Resort in Puerto Vallarta, Mexico.

         Except for the Costa Vida Vallarta Resort, described below, timeshare purchasers acquire deed and title to an undivided fractional interest in a unit or type of unit, which entitles the purchaser to use a unit at the selected resort and to use the resort's common areas during a designated time period.

         Each of the above referenced resorts is affiliated with a not-for-profit organization, the members of which are the purchasers of timeshare interests in each such resort. These not-for-profit organizations have certain recorded governing documents that contain restrictions concerning the use of the resort property.

         With respect to those resort properties owned by ILX or its subsidiaries, a portion of the price paid to ILX by a purchaser of a timeshare interest in those resorts must be paid by ILX to the holder(s) of the underlying mortgage(s) on the property in order to release such timeshare interest from the lender's underlying encumbrance. This "release fee" ensures that the timeshare purchaser can acquire clear title to his or her timeshare interest.

         ILX began marketing timeshare interests in the Ventura Resort in Boca Raton, Florida in 1987. The Ventura Resort is located across from Boca Beach in Boca Raton, Florida. ILX is authorized by the states of Arizona and Florida to sell timeshare interests in Ventura Resort in those states. ILX had approximately 22 weeks available for sale at December 31, 1994.

         In 1986, ILX purchased, and in 1987 began operations at, the Golden Eagle Resort, which is located in the town of Estes Park, Colorado, within three miles of the Rocky Mountain National Park. ILX plans to offer a minimum of 1,785 timeshare weeks in the Golden Eagle Resort. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in Golden Eagle Resort in those states. ILX had approximately 702 weeks available for sale in completed suites at December 31, 1994.

         In September, 1988, ILX acquired an ownership interest in the Los Abrigados resort in Sedona, Arizona through BIS-ILE Associates ("BIS-ILE"), a partnership that was formed to acquire and market the property and in which ILX held an interest as a general partner. See ILE Sedona Incorporated below.

         Marketing of timeshare interests in the Los Abrigados resort began in February, 1989. ILX, directly and through its wholly owned subsidiary, ILE Sedona Incorporated, has served as managing general partner of BIS-ILE and its successor, Los Abrigados Partners Limited Partnership, an Arizona limited partnership ("LAP"), since inception. A total of 9,100 timeshare weeks may be sold in Los Abrigados. Arizona, Colorado, Indiana, Iowa and Nevada have authorized ILX to sell timeshare interests in Los Abrigados in those states. At December 31, 1994, ILX had approximately 4,158 weeks available for sale, and options to purchase 344 weeks had been extended to potential buyers. Also, Genesis Investment Group, Inc., a wholly owned subsidiary of ILX, holds an option to purchase 667 additional timeshare weeks for $2,100 each in Los Abrigados, which timeshare weeks will be made available for sale upon exercise of the option.

         The Costa Vida Vallarta Resort is a beach front resort located in Puerto Vallarta, Mexico. During 1993 and 1994, ILX acquired timeshare weeks in the resort that provide a right to occupy a specific week and unit in the resort and to use the common areas of the resort (during the week of occupancy) through and including the year 2009. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in the Costa Vida Vallarta Resort in those states. ILX had approximately 85 timeshare interests available for sale as of December 31, 1994.

         The Company markets timeshare interests in Los Abrigados, the Golden Eagle Resort and the Costa Vida Vallarta Resort from its Sedona Sales Office located at Los Abrigados and its Phoenix Sales Office located at the Company's headquarters. There are several other timeshare resorts in Sedona and elsewhere in Arizona which draw upon the same metropolitan Phoenix customers the Company does for both its Sedona and Phoenix sales offices. To date the Company has been able to successfully compete to attract such customers to attend its timeshare presentations.

         The Company's wholly owned subsidiary, Varsity Clubs of America ("VCA"), was formed to capitalize on a perceived niche market: The potential demand for high quality accommodations near prominent colleges and universities with nationally recognized athletic programs. Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators. The Varisty Clubs concept is a lodging alternative targeted to appeal to university alumni, baseketball or football season ticket holders, parents of university students and corporate sponsors of university functions, among others. The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty timeshare hotels that have a flexible ownership structure, enabling the purchase of anything from a single day (such as the first home football game) to an entire football season. Each Varsity Clubs facility will operate as a hotel to the extent of unsold unused timeshare inventory.






         During late 1994, ILX, through VCA, commenced construction of its first Varsity Clubs of America in Mishawaka, Indiana, near the University of Notre Dame. ILX is pre-selling ownership interests in the property, which is expected to be complete in June 1995. Customers purchase deed and title to a floating number of night's use of a unit and unlimited use of the common areas of the resort. Purchasers may also receive the right to utilize the facility on specified dates, such as dates of home football games, for which they pay a premium. The Company intends to operate the resort as a commercial lodging facility to the extent of unsold intervals. At December 31, 1994, contracts to purchase approximately 274 nights had been accepted by VCA. To the Company's knowledge, no other timeshare properties exist proximate to the University of Notre Dame. In addition, the Company believes the hotel will compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

         VCA intends to develop additional lodging accommodations near other university campuses and to market the facilities, including interval ownership interests, to alumni, sports enthusiasts, sponsors of major universities and parents of students. VCA's current plans anticipate acquisition of two or three additional sites and commencement of construction on each during 1995 and early 1996, with a target of 15 sites over the next 5 years. Due to the existence of larger and better financed competitors in the lodging industry, ILX's management believes that VCA's ability to capitalize on this perceived market niche depends, in part, on the successful implementation of a reasonably aggressive development strategy.

         ILX extends financing, not to exceed 90% of the purchase price of the ownership interval, to qualified purchasers of timeshare interests in the Company's various resorts. ILX sells with recourse a portion of the consumer obligations, borrows against a portion, and carries the balance. On occasion, ILX reacquires an interval from a customer who defaults on his obligation. Intervals are not reacquired unless ILX has exhausted its collection attempts (which include a series of telephone calls and letters and reporting to national credit bureaus) and has determined the obligation to be uncollectible. Such reacquired ownership interests are held for resale.


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



ILE Sedona Incorporated. In September, 1988, ILX acquired, through its wholly owned subsidiary, ILE Sedona Incorporated ("ILES"), a 40% interest in BIS-ILE, the owner in fee simple Los Abrigados resort. During 1989, ILX acquired additional interests that increased its ownership in BIS-ILE. On January 8, 1990, BIS-ILE filed a petition for relief with the United States Bankruptcy Court for the District of Arizona, under Chapter 11 of the Bankruptcy Code. At that time, ILX owned 55.875% of BIS-ILE. Sales of vacation ownership interests in Los Abrigados had ceased on January 8, 1990, pending completion of the Chapter 11 filing. During 1990, while BIS-ILE prepared its plan of reorganization, and in anticipation of that plan, ILX increased its interest in BIS-ILE to 89.999%. On August 26, 1991, the Bankruptcy Court approved BIS-ILE's amended plan of reorganization and sales of vacation ownership interests in Los Abrigados resumed on September 20, 1991, following the successful reorganization. On September 10, 1991, Los Abrigados Partners Limited Partnership, an Arizona limited partnership ("LAP") became the successor in interest to BIS-ILE. ILX, directly and through ILES, owns a total of 78.5% of LAP, which now owns Los Abrigados. ILES serves as LAP's managing general partner. LAP has contracted with ILX to manage the resort and to market fee simple interval ownership interests in the resort through the sale of membership interests in the Sedona Vacation Club.

         Red Rock Collection. In July 1994, ILX, through its wholly owned subsidiary, Red Rock Collection Incorporated ("RRC"), commenced sales of a complete line of spa and salon formulated products for face, body, bath and hair care. The products are produced by outside laboratories according to RRC's specifications and raw materials are readily available. RRC is marketing its products through network and direct marketing to consumers. RRC products are used as in-room amenities in ILX's resort hotels and, commencing in 1995, are being offered as marketing premiums to generate potential interval ownership customers. In addition, RRC intends to enter the salon market in the second quarter of 1995. RRC is also exploring opportunities to offer RRC formulated amenities to outside resorts and hotels.

         Genesis. ILX, through its wholly owned subsidiary Genesis Investment Group, Inc. ("Genesis"), holds for the purpose of liquidation ownership interests in real estate, (both fee and lien), most of which is unimproved. ILX acquired Genesis in November 1993 through the merger of ILX's wholly owned subsidiary and Genesis. Pursuant to the terms of the merger, holders of Genesis common stock received the right to receive five shares of ILX common stock and three shares of ILX Series C Convertible Preferred stock for every ten shares of Genesis common stock. (At the time of the merger, the Genesis shareholders were entitled to receive a maximum of 305,964 shares of the ILX Series C Convertible Preferred stock and 509,940 shares of ILX common stock.) Since the merger, Genesis has continued to liquidate its real estate holdings and has acquired an option to purchase 667 timeshare intervals in the Los Abrigados resort.

         Other. ILX employs approximately 450 people.




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


The Company holds fee simple title to the property, which is encumbered by a first deed of trust securing loans in the principal amount of $1,660,000, and by two subordinate deeds of trust of equal priority securing repurchase obligations relating to borrowings against consumer notes receivable of approximately $424,000 and sales of consumer notes receivable with recourse in the amount of approximately $14.3 million at December 31, 1994.


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


The Company holds fee simple title to the property which is encumbered by a first deed of trust securing a loan in the principal amount of $639,916 and by a second deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $626,265 and sales of consumer notes receivable sold with recourse in the approximate amount of $943,000 at December 31, 1994.

Kohl's Ranch Lodge

On June 1, 1995, ILX acquired ownership of Kohl's Ranch Lodge ("Kohl's Ranch"). Kohl's Ranch is a 10.5 acre property located 17 miles northeast of Payson, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by Tonto National Forest. The main lodge of Kohl's Ranch contains 41 guest rooms and a variety of common area amentities. Kohl's Ranch also includes eight (8) 1- and 2-bedroom cabins along Tonto Creek, a triplex cabin with two 1-bedroom units and one efficiency unit, and a free standing building that contains sales offices and food and beverage facilities.

On June 14, 1995, the Arizona Department of Real Estate approved ILX's application to sell timeshare interests in Kohl's Ranch. Timeshare sales commenced in July, 1995. As of June 30, 1995, ILX had 2,704 timeshare weeks available for sale. In addition to the sale of timeshare interests, ILX intends to continue operating Kohl's Ranch as a lodge-hotel. ILX has begun refurbishing Kohl's Ranch and intends to maintain its authentic ranch atmosphere and decor. ILX anticipates commencing construction of six new duplex cabins on the property in the spring of 1996, thus adding twelve 2-bedroom cabins, for a total of 64 units and 3,328 timeshare weeks available for sale. The Company holds fee simple title to the property which at June 30, 1995, is encumbered by a first position note and deed of trust in the amount of $929,250 and a second position note and mortgage in the amount of $367,750.


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


The Company holds the fee simple title to the property, which is encumbered by a first mortgage securing construction financing in the amount of $400,784 at December 31, 1994.

Varsity Clubs of America - Arizona

The site for the second Varsity Clubs facility was acquired in July 1995 and is located in Tucson, Arizona, approximately 2.3 miles from the University of Arizona. Construction of the Arizona facility is expected to commence in the fall of 1995. In July, 1995, the Company received a written commitment for construction financing for the Arizona facility in the amount of $6 million, which is expected to be sufficient to build and furnish the property. In addition, the commitment includes up to $20 million in financing for eligible notes received from the sale of timeshare interests in the Arizona facility. The property is held in fee simple title and is encumbered by a first deed of trust in the amount of $701,400 at July 31, 1995.

Red Rock Collection Building

The Company holds in fee simple title an 8400 square foot building in Phoenix, Arizona which houses the Red Rock Collection office and warehouse facilities. The building is encumbered by a deed of trust in the amount of $225,000 at December 31, 1994.


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


Other

In the opinion of management, the Company's properties are adequately covered by insurance.


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



Item 6.  Selected Financial Data


                                                                               Year ended December 31,
                                              -------------------------------------------------------------------------------------
                                                  1994              1993 (1)           1992             1991                1990
                                              ------------      ------------      ------------      ------------       -------------
Revenue ................................      $ 29,950,669      $ 20,459,379      $ 18,856,660      $  6,095,859       $  2,352,734
Net income (loss) ......................         2,148,287         2,076,231         1,325,874          (307,051)        (1,602,093)
Net income (loss) per
common and equivalent share ............               .17               .18               .12              (.04)              (.28)
Total assets ...........................        28,403,404        24,906,969        15,748,315        15,026,975          5,528,943
Notes payable ..........................         6,882,445         5,408,898         4,865,107         5,577,229          2,550,758
Total shareholders'
  equity ...............................        12,957,129        10,541,495         6,477,838         5,095,895          1,562,096

(1)          The 1993 data includes the effects of the acquisition of Genesis effective November 1, 1993.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations


Fiscal Year 1992 to 1993
------------------------

Sales of timeshare interests of $12,263,619 in 1993 were 10.1% greater than sales of $11,136,950 in 1992. The increase in sales from 1992 to 1993 reflects an increased sales volume at both the Sedona Sales Office and the Phoenix Sales Office. While sales prices for annual ownership interests increased slightly, the average sales price declined in 1993 from 1992 due to the introduction in 1993 of a bi-annual ownership program which provides alternate year usage at Los Abrigados and which sells for a lower price than annual usage. The ability to offer the annual product as well as the lower priced bi-annual product has increased closing rates (which are the number of sales divided by number of tours) and therefore sales revenue in 1993.

Included in 1992 sales of timeshare interests is $971,900 from a bulk sale of 667 weekly intervals in Los Abrigados resort which occurred in 1992. Additional revenue from this bulk sale was deferred until 1994, as further discussed in the comparison of Fiscal Year 1993 to 1994.

1993 sales of land of $123,500 and the associated cost of land sold of $113,613 reflect sales of unimproved real property acquired in the November 1993 Genesis acquisition.

Costs of timeshare interests sold of $4,911,976 in 1992 and $5,007,131 in 1993 have decreased as a percentage of sales of timeshare interests from 1992 to 1993 because of the introduction of bi-annual ownership interests. Bi-annual interests sell for more than half of the price of annual interests and therefore have a lower product cost as a percentage of selling price than annual interests. Advertising and promotion expenses in 1993 of $3,168,562 and in 1992 of $2,900,258 were comparable as a percentage of revenue with 15.5% in 1993 and 15.4% in 1992.

The increase in resort operating revenue from $7,179,710 in 1992 to $8,072,260 in 1993 reflects largely an increase in average daily rate for resort guests at Los Abrigados and increased usage of resort services. Traditional resort guest occupancy levels were consistent between 1993 and 1992 in spite of increasing usage of the property by tour guests and owners. Cost of resort operations as a percentage of resort operating revenue decreased from 87.9% in 1992 to 86.2% in 1993 as fixed costs were spread over greater revenues.

General and administrative expenses of $1,339,962 in 1992 and $1,510,448 in 1993 are comparable as a percentage of total revenue, with 7.1% in 1992 and 7.4% in 1993.

The provision for doubtful accounts is provided primarily for sales of timeshare interests. The provisions of $629,510 in 1992 and $666,690 in 1993 as a percentage of sales are comparable, with 5.7% in 1992 and 5.4% in 1993.

The increase in interest income from $169,600 in 1992 to $359,908 in 1993 reflects increased consumer paper retained by the Company.

The decrease in interest expense from $643,023 in 1992 to $599,238 in 1993 reflects fluctuations in principal balances outstanding on notes payable and differences in interest rates and terms among notes.

In 1993 and 1992 the income tax benefit of $100,000 each year resulted from decreases in the valuation allowance as a result of the ability to utilize loss carryforwards and built in losses arising principally from the Los Abrigados resort, based on accelerated profitability of the property. The valuation allowance had been established to reflect the uncertainty of the utilization of deferred tax assets. In 1993, an additional deferred tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset.

The increase in minority interests from $587,826 in 1992 to $814,520 in 1993 reflects the increased profitability of Los Abrigados Limited Partnership ("LAP"), the partnership which owns the Los Abrigados resort.

Fiscal Year 1993 to 1994
------------------------

Sales of timeshare interest of $18,713,970 in 1994 were 52.6% higher than sales of $12,263,619 in 1993. The increase in sales from 1993 to 1994 reflects improved closing rates in the Sedona Sales Office and, in the 3rd quarter of 1994, the expansion of the Sedona Sales Office to accommodate a greater number of tours. In addition, sales from the Phoenix Sales Office increased following the Company's assumption of this operation, as discussed below.

Included in 1994 sales of timeshare interests is $428,100 in revenue from a bulk sale of 667 weekly intervals in Los Abrigados resort which occurred in 1992. The 1994 revenue had been deferred pending collection of the $900,000 note receivable arising from the sale which was collected in March 1994.

Advertising and promotion as a percentage of sales increased from 15.5% in 1993 to 19.8% in 1994 due to the acquisition of the Phoenix Sales Office, net of increased closing rates at the Sedona Sales Office. Effective January 31, 1994, the Company acquired the assets of the organization which had performed the sales and marketing for the Phoenix Sales Office and the Company assumed those sales and marketing operations. Prior to that date, the Company paid a flat percentage of sales to the outside organization which operated in facilities it leased from the Company and that percentage of sales was included in cost of timeshare interests sold. After the acquisition, the Company began recording the costs of generating tours to and operations of the Phoenix Sales Office as advertising and promotion expenses. Commissions and other compensation paid to sales staff are recorded as costs of timeshare interests sold. The effect has been an increase in advertising and promotion expense and a corresponding decrease in cost of timeshare interests sold as a percentage of sales of timeshare interests in 1994. Costs of timeshare interests sold as a percentage of sales of timeshare interests have decreased from 40.8% in 1993 to 35.2% in 1994.

The increase in resort operating revenue from $8,072,260 in 1993 to $8,764,558 in 1994 reflects increased total resort occupancy and average daily rate from resort guests, and increased utilization of food and beverage outlets. The improvements in resort occupancy are a result of the increasing usage of the resort by prospective timeshare purchasers and timeshare owners, net of the decreasing availability of rooms for resort guests. The cost of resort operations as a percentage of resort operating revenue has increased to 89.1% in 1994 from 86.3% in 1993 because prospective purchasers and timeshare owners (an increasing portion of occupancy) pay substantially reduced rates for their room usage and because the variable cost of providing food and beverage is greater as a percentage of corresponding revenue than the variable cost as a percentage of revenue of providing rooms to resort guests. Total occupancy is expected to continue to increase consistent with sales to timeshare purchasers. Demand for food, beverage, spa and other services is anticipated to increase correspondingly. The Company has been modifying and expanding its food and beverage outlets and further changes will be complete in the second quarter of 1995 to capitalize on the revenue opportunities available from owners, tours and resort guests.

Sales of land and the associated cost of land sold reflect sales of unimproved real property acquired in the November 1993 Genesis acquisition. 1993 sales of $123,500 and the associated cost of sales of $113,618 reflect sales of subdivided lots. 1994 sales of $2,237,166 and the associated cost of sales of $1,796,974 represent sales of the remainder of the subdivided lots and the sale of a large, unimproved parcel.

Sales of consumers products and the related cost of consumer products reflect the commencement of Red Rock Collection sales in the third quarter of 1994. Amortization of approximately $929,000 in deferred Red Rock Collection costs is included in general and administrative expense in 1994.

General and administrative expenses increased as a percentage of revenue from 7.4% in 1993 to 10.7% in 1994 because of the amortization of deferred Red Rock Collection costs described above and because of the recognition of other Red Rock general and administrative costs. Excluding both Red Rock Collection revenues and expenses, general and administrative expenses as a percentage of revenue declined to 5.8% in 1994 from 7.4% in 1993.

The decrease in the 1994 doubtful accounts provision to 4.1% as compared to 5.4% in 1993 as a percentage of sales of timeshare interests reflects collection experience more favorable than expectations.

The increase in interest income from $359,908 in 1993 to $402,596 in 1994 reflects increased consumer paper retained by the Company.

The increase in interest expense fron $599,238 in 1993 to $661,141 in 1994 reflects greater balances outstanding on notes payable and differences in interest rates and terms among notes.

Income tax benefits increased from $100,000 in 1993 to $161,799 in 1994. In both 1993 and 1994 tax benefits resulted from decreases in the valuation allowance as a result of the ability to utilize loss carryforwards and built in losses arising principally from the Los Abrigados resort. The valuation allowance had been established to reflect the uncertainty of the utilization of the deferred tax assets.

As previously discussed, in 1993 an additional tax asset was recorded to reflect the future tax benefit ot the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. This valuation allowance was reduced in 1994 due to improvements in the Arizona real estate market and the development of tax strategies from which management concluded that a portion of the net operating loss carryforwards will more likely than not be utilized.

The increase in minority interests from $814,520 in 1993 to $1,440,034 in 1994 reflects continued increased profitability of LAP net of a decrease in the minority interest ownership of LAP effective July 1, 1994, of 7.5%. In addition, 1994 minority interests include approximately $236,000 in partnerships in which the Company's Genesis subsidiary is a partner.

During the third quarter of 1994, the Company opened a sales office adjacent to the site of its first Varsity Clubs of America near the University of Notre Dame in Indiana. Construction commenced in the fourth quarter of 1994 and completion is expected in June 1995. Sales and marketing expenses of approximately $283,000 for promoting sales of Varsity Clubs of America-Notre Dame have been expended during 1994 and are included in advertising and promotion. Revenue generated by these marketing effects, however, has been deferred pending substantial completion of the facility. Deferred revenue of $513,000, net of associated costs of sales of $148,000, is included in deferred revenue at December 31, 1994. The Notre Dame Sales Office also offers timeshare interests in the Company's other resorts. Sales of intervals in other resorts of approximately $319,000 are included in 1994 sales of timeshare interests.



Liquidity and Capital Resources


The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $18 million in lines of credit issued by financing companies under which conforming notes (notes that meet the credit criteria, term and interest rate specified by the lender) from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold to lenders on a recourse basis. At December 31, 1994, approximately $12 million is available under the lines. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $1.3 million was available under this commitment at December 31, 1994.


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


In October 1994, the Company entered into financing arrangements to borrow $2 million from the first deed of trust holder on the Los Abrigados resort and simultaneously repay the then outstanding $1,079,000 principal on the first deed of trust. The net additional financing of $921,000 was utilized for expansion of food and beverage facilities at Los Abrigados and to purchase the Class A partners' minority interest in LAP held by non-affiliates. In conjunction with the refinancing, the deed of trust holder had an appraisal performed by a Member of the Appraisal Institute (MAI) of the property which valued the resort at $18,800,000 at July 31, 1994. From the appraisal date through December 31, 1994, 664 timeshare intervals were sold.


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



In March 1995, the Company borrowed an additional $1,010,000 from The Steele Foundation, Inc., the first mortgage holder on the Golden Eagle Resort. The Company intends to use these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.

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

Cash provided by operating activities increased from $1,723,454 in 1992 to $2,307,986 in 1993 due to increased net income in 1993, because of greater additions to resort property held for timeshare sales in 1993, because of greater proceeds from sales of notes receivable in 1993 and because both the income portion of a bulk sale and the deferred income portion were included in net cash provided by operating activities in 1992. Cash provided by operating activities increased from $2,307,986 in 1993 to $3,169,370 in 1994 due to greater proceeds from sales of notes receivable, net of increased additions to resort property under development for Varsity Clubs of America-Notre Dame.

Cash flows from investing activities changed from cash provided by investing activities of $79,045 in 1992 to cash used in investing activities of $1,301,986 in 1993 due to greater investment in plant and equipment for the leasehold improvements to the corporate headquarters in 1993 and due to the investment in deferred Red Rock Collection costs in 1993. Cash used in investing activities of $1,301,986 and $1,305,936 in 1994 are comparable but reflect the acquisition of the minority interest in LAP in 1994 and greater increases in Red Rock Collection deferred assets in 1993 than 1994.

The change from cash used in financing activities of $1,449,458 in 1992 to cash provided by financing activities of $338,185 in 1993 is due to greater proceeds from notes payable in 1993 and the issuance of minority interests in Red Rock Collection in 1993. The change from cash provided by financing activities of $338,185 in 1993 to cash used in financing activities of $287,954 in 1994 reflects greater principal payments on notes payable, net of increased borrowings.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cashflow from operations and the contemplated financings discussed above the Company will have adequate capital resources for at least the next twelve to twenty-four months.




Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by Item 8 are set forth in Part IV, Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant


Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K/A.



Item 11. Executive Compensation


Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K/A.



Item 12. Security Ownership of Certain Beneficial Owners and Management


Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K/A.



Item 13. Certain Relationships and Related Transactions


Information in response to this item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K/A.





                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements           Page or Method of Filing
         ---------------------------------           ------------------------


 (i)       Consolidated Financial Statements and       Pages 17 through 37
           Notes to Consolidated Statements of
           the Registrant, including Consolidated
           Balance   Sheets  as  of  December  31,
           1994  and  1993  and   Consolidated
           Statements of Operations,  Shareholders'
           Equity and Cash Flows for each of the
           three years ended  December 31,
           1994, 1993 and 1992.

 (ii)      Report of Deloitte & Touche LLP             Page 16


(a) (2)  Consolidated Financial Statement
         --------------------------------
           Schedules
           ---------


           Reserve for possible credit losses          Page 39


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


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 10, 1995

                      ILX INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                     ---------------------------
                                                        1994             1993
                                                     -----------     -----------

Assets
 Cash and cash equivalents .....................     $ 3,635,587     $ 2,060,107
 Notes receivable, net (Notes 2, 10, 11 and 14).       6,750,896       6,671,626
 Resort property held for timeshare sales
      (Notes 3 and 10) .........................       9,407,733       9,749,018
 Resort property under development (Note 6).....       1,735,592            --
 Land held for sale (Note 4) ...................       1,673,168       3,113,933
 Deferred assets (Notes 5, 6  and 7) ...........         749,999       1,465,769
 Property and equipment , net (Note 8) .........       1,437,227         692,387
 Deferred income taxes (Note 9) ................       1,283,179         397,771
 Other assets ..................................       1,730,023         756,358
                                                     -----------     -----------
                                                     $28,403,404     $24,906,969
Liabilities and Shareholders' Equity                 ===========     ===========

 Accounts payable ..............................     $ 1,581,659     $ 1,800,194
 Accrued and other liabilities .................       1,488,816         944,779
 Genesis funds certificates (Note 4) ...........       1,612,457       2,181,016
 Due to affiliates (Notes 7, 12, and 16) .......         984,534         728,876
 Deferred income (Notes 2 and 6) ...............         365,195         456,899
 Notes payable (Note 10) .......................       4,881,861       4,356,990
 Notes payable to affiliates (Note 11) .........       2,000,584       1,051,908
                                                     -----------     -----------
                                                      12,915,106      11,520,662
                                                     -----------     -----------

Minority Interests (Note 12) ...................       2,531,169       2,844,812
                                                     -----------     -----------
Commitments (Note 13)

Shareholders' Equity (Notes 14 and 15)

 Preferred stock, $10 par value;
   10,000,000 shares authorized;
   430,313 and 438,175 shares issued and
   outstanding; liquidation preference of
   $4,303,130 and $4,381,750, respectively .....       1,648,755       1,673,028

 Common stock,  no par value;
   40,000,000 shares authorized; 12,405,325
   and 12,083,618 shares issued and outstanding.       8,972,969       8,681,349

 Additional paid in capital ....................          30,000          30,000

 Retained earnings .............................       2,305,405         157,118
                                                     -----------     -----------
                                                      12,957,129      10,541,495
                                                     -----------     -----------
                                                     $28,403,404     $24,906,969
                                                    ===========     ===========

      See notes to consolidated financial statements


                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                                                1994                 1993                  1992
                                                                            -----------          ------------          ------------
Revenues:
     Sales of timeshare interests ................................         $ 18,713,970          $ 12,263,619          $ 11,136,950
     Resort operating revenue ....................................            8,764,558             8,072,260             7,719,710
     Sales of land ...............................................            2,237,166               123,500                  --
     Sales of consumer products ..................................              234,975                  --                    --
                                                                            -----------          ------------          ------------
                                                                             29,950,669            20,459,379            18,856,660
                                                                            -----------          ------------          ------------

Cost of sales and operating expenses:
     Cost of timeshare interests sold.............................            6,592,684             5,007,131             4,911,976
     Cost of resort opertions ....................................            7,807,857             6,962,849             6,787,831
     Cost of land sold ...........................................            1,796,974               113,618                  --
     Cost of  consumer products ..................................              158,657                  --                    --
     Advertising and promotion ...................................            5,941,761             3,168,562             2,900,258
     General and administrative ..................................            3,198,604             1,510,448             1,339,962
     Provision for doubtful accounts .............................              764,065               666,690               629,510
                                                                            -----------          ------------          ------------
                                                                             26,260,602            17,429,298            16,569,537
                                                                            -----------          ------------          ------------
Operating income .................................................            3,690,067             3,030,081             2,287,123

Other income (expense):
     Interest expense (Note 11) ..................................             (666,141)             (599,238)             (643,023)
     Interest income .............................................              402,596               359,908               169,600
                                                                            -----------          ------------          ------------
                                                                               (263,545)             (239,330)             (473,423)
                                                                            -----------          ------------          ------------
Income before income taxes .......................................            3,426,522             2,790,751             1,813,700

Income tax benefit ...............................................              161,799               100,000               100,000
                                                                            -----------          ------------          ------------
Income before minority interests .................................            3,588,321             2,890,751             1,913,700

Minority interests ...............................................           (1,440,034)             (814,520)             (587,826)
                                                                            -----------          ------------          ------------
Net income .......................................................         $  2,148,287          $  2,076,231          $  1,325,874
                                                                           ============          ============          ============


Net income per common and
  equivalent share ...............................................         $       0.17          $       0.18          $       0.12
                                                                           ============          ============          ============

Number of common and equivalent shares ...........................           12,463,246            11,791,786            11,229,991
                                                                           ============          ============          ============

Net income per share assuming
  full dilution ..................................................         $       0.17          $       0.17          $       0.12
                                                                           ============          ============          ============

Number of fully diluted shares ...................................           12,971,235            12,301,206            11,229,991
                                                                           ============          ============          ============

                           See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                 Retained
                                   Common Stock             Additional     Preferred Stock       Earnings/
                               -------------------------     Paid In    ----------------------  Accumulated
                                 Shares        Amount        Capital     Shares       Amount      Deficit        Total
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1991    10,973,414    $7,240,482         -        357,540   $1,100,400   ($3,244,987)  $5,095,895

Net income                            -            -            -         -               -       1,325,874    1,325,874
Issuance of common stock
    for acquisition               150,000        84,375                                                           84,375
Other issuance of common
    stock                         144,684        57,664         -         -               -          -            57,664
Purchase of Series B
    preferred stock                   -            -         30,000     (220,000)    (220,000)       -          (190,000)
Exchange of preferred stock
    for lodging certificates          -            -            -         (4,597)     (45,970)       -           (45,970)
Collection of note receivable
    for exercise of warrants          -         150,000         -         -              -           -           150,000
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1992    11,268,098     7,532,521      30,000      132,943      834,430   (1,919,113)    6,477,838


Net income                            -            -            -         -              -       2,076,231     2,076,231
Issuance of common stock
    for acquisition               509,420       842,798                                                          842,798
Other issuance of common
    stock                         306,100       306,030         -         -              -           -           306,030
Issuance of preferred stock
    for acquisition                   -            -            -        305,652      842,798        -           842,798
Exchange of preferred stock
    for lodging certificates          -            -            -          (420)       (4,200)       -            (4,200)
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1993    12,083,618     8,681,349      30,000      438,175    1,673,028      157,118    10,541,495

Net Income                            -            -            -         -              -       2,148,287     2,148,287
Issuance of common stock
    for acquisition               123,000       123,000                                                          123,000
Other issuance of common
    stock                          24,616        29,232         -         -              -           -            29,232
Exchange of preferred stock
   for common stock                12,100        20,038         -         (7,260)     (20,038)       -                -
Exercise of options               162,586       121,135         -         -              -           -           121,135
Exchange of preferred stock
   for lodging certificates           -            -            -          (245)       (2,450)       -            (2,450)
Exercise of cash options             (595)       (1,785)        -          (357)       (1,785)       -            (3,570)
                               ----------     ---------      ------     --------   ----------   ----------    ----------
Balances, December 31, 1994    12,405,325    $8,972,969     $30,000      430,313   $1,648,755   $2,305,405   $12,957,129
                               ==========    ==========    ========     ========  ===========  ===========   ===========



                See notes to consolidated financial statements.



                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS DECEMBER 31, 1994, 1993, 1992


                                                                                   1994                 1993                1992
                                                                                 -----------         -----------          ----------

Cash flows from operating activities:
 Net income ............................................................       $  2,148,287         $ 2,076,231         $ 1,325,874
 Adjustments to reconcile net income to
 net cash provided by operating activities:
 Undistributed minority interest .......................................            760,306             651,205             310,736
 Deferred income taxes .................................................           (885,408)           (297,771)           (100,000)
 Additions to notes receivable .........................................        (10,333,377)         (8,182,286)         (7,028,138)
 Proceeds from sale of notes receivable ................................          9,490,042           6,406,437           4,533,918
 Provision for doubtful accounts .......................................            764,065             666,690             629,510
 Depreciation and amortization .........................................          1,425,792             352,877             271,327
 Amortization of guarantee fees ........................................            140,550             132,054              47,496
 Change in assets and liabilities, net of the
     effects from purchase of subsidiary:
     (Increase)decrease in resort property held for
      timeshare sales ..................................................            870,858            (221,501)          1,110,165
     Increase in resort property under development .....................         (1,735,592)               --                  --
     Decrease in land held for sale ....................................          1,440,765                --                  --
     (Increase) decrease in other assets ...............................           (862,965)            226,307             189,500
     Increase (decrease) in accounts payable ...........................           (218,535)            241,931            (119,253)
     Decrease in Genesis funds certificates ............................           (568,559)               --                  --
     Increase in accrued and other liabilities .........................            569,187             187,762              82,064
     Increase in due to affiliates .....................................            255,658              39,251              42,155
     Increase (decrease) in deferred income ............................            (91,704)             28,799             428,100
                                                                                -----------         -----------          ----------
Net cash provided by operating activities ..............................          3,169,370           2,307,986           1,723,454
                                                                                -----------         -----------          ----------
Cash flows from investing activities:
 (Increase) decrease in deferred assets ................................           (353,251)           (904,173)            106,439
 Purchases of plant and equipment ......................................           (581,435)           (741,323)            (28,529)
 Net cash acquired from purchase of subsidiary .........................               --               343,510               1,135
 Net cash paid for Class A minority interest ...........................           (371,250)               --                  --
                                                                                -----------         -----------          ----------
Net cash provided by (used in) investing activities ....................         (1,305,936)         (1,301,986)             79,045
                                                                                -----------         -----------          ----------
Cash flows from financing activities:
 Proceeds from notes payable ...........................................          6,165,996           1,579,056                --
 Proceeds from notes payable to affiliates .............................               --               850,000                --
 Principal payments on notes payable ...................................         (6,006,073)         (1,567,486)         (1,127,717)
 Principal payments on notes payable to affiliates .....................           (567,074)           (820,265)           (529,405)
 Payments in lieu of issuance of common stock ..........................               --                (1,560)               --
 Payments in lieu of issuance of preferred stock .......................               --                (1,560)               --
 Proceeds from issuance of common stock ................................            122,767                --               207,664
 Proceeds from issuance of minority interest in subsidiary .............               --               300,000                --
 Redemption of preferred stock .........................................             (1,785)               --                  --
 Redemption of common stock ............................................             (1,785)               --                  --
                                                                                -----------         -----------          ----------
Net cash provided by (used in) financing activites .....................           (287,954)            338,185          (1,449,458)
                                                                                -----------         -----------          ----------
Net increase in cash and cash equivalents ..............................          1,575,480           1,344,185             353,041
Cash and cash equivalents at beginning of year .........................          2,060,107             715,922             362,881
                                                                                -----------         -----------          ----------
Cash and cash equivalents at end of year ...............................        $ 3,635,587         $ 2,060,107         $   715,922
                                                                                ===========         ===========         ===========



See notes to consolidated financial statements and supplemental schedules of noncash investing and financing activities



                       ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1994:



Acquisition of Class A interest:
       Increase in notes payable to affiliates .................    $ 1,215,750
       Reduction in minority interest ..........................       (773,949)
       Increase in resort property held for timeshare sales ....       (813,051)
                                                                    -----------
       Net cash paid for Class A minority interest .............    $   371,250
                                                                    ===========


Purchases of plant and equipment
       Increase in notes payable ...............................    $   364,948
       Increase in plant and equipment .........................       (364,948)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Purchase of minority interest in subsidiary
       Increase in other assets ................................    ($  123,000)
       Increase in notes payable to affiliates..................        300,000
       Issuance of common stock ................................        123,000
       Reduction in minority interest ..........................       (300,000)
                                                                    -----------
                                                                    $         0
                                                                    ===========



Exchange of Series C Preferred Stock for common stock:
       Issuance of common stock ................................    $    20,038
       Reduction in Series C Preferred Stock ...................        (20,038)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Redemption of Series A Preferred Stock:
       Issuance of certificates for room nights ................    $     2,450
       Reduction in series A Preferred Stock ...................         (2,450)
                                                                    -----------
                                                                    $         0
                                                                    ===========


Tax benefit on exercise of stock options
       Increase in common stock ................................    $    27,600
       Reduction in taxes payable ..............................        (27,600)
                                                                    -----------
                                                                    $         0
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
                                                                    ===========


                 See notes to consolidated financial statements

                      ILX INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1992:

Purchase of subsidiary:
     Acquisition of other assets ...........................        $  (141,706)
     Assumption of accounts payable ........................             16,746
     Issuance of common stock ..............................             84,375
     Issuance of timeshare interests .......................              6,720
     Reduction in investment in joint venture ..............             35,000
                                                                    -----------
     Net cash acquired from purchase of subsidiary .........        $     1,135
                                                                    ===========

Repurchase of Series B Preferred Stock:
     Issuance of certificates for room nights ..............        $    15,000
     Increase in notes payable to affiliate ................            175,000
     Reduction in Series B Preferred Stock .................           (220,000)
     Increase in paid in capital ...........................             30,000
                                                                    -----------
                                                                    $       -
                                                                    ===========


Issuance of note payable to reduce amounts due to affiliate minority interest:

     Increase in notes payable to affiliate ................        $   770,000
     Reduction in due to affiliates ........................           (270,000)
     Reduction in minority interests .......................           (500,000)
                                                                    -----------
                                                                    $       -
                                                                    ===========


Redemption of Series A Preferred Stock:
     Issuance of certificates for room nights ..............        $    45,970
     Reduction in Series A Preferred Stock .................            (45,970)
                                                                    -----------
                                                                    $       -
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

Statements of Cash Flows


Cash equivalents are highly liquid investments with an original maturity of three months or less. During the years ended December 31, 1994, 1993 and 1992, the Company paid interest of approximately $716,000, $503,000, and $517,000 and income taxes of approximately $723,000, $193,000 and $6,000 respectively. Interest of $30,749 was capitalized during 1994 to resort property under development.


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


In September 1994, the Company acquired for $15,000 an option to purchase 667 previously sold timeshare interests in the Los Abrigados resort. The terms of the option agreement provide that the seller may sell to the Company up to 25 intervals per month and, in addition, up to one half of the remainder of the 667 intervals per year, for $2100 per interval. The seller must provide the Company with written notice of its intent to sell 30 days in advance of a monthly sale and 180 days in advance of an annual sale. The seller has neither provided notice of its intent to sell nor sold any intervals to the Company through December 31, 1994. Commencing July 1, 1995, the Company has the option to purchase from the seller from time to time for a price of $2100 per interval, groups of 25 or more intervals. The option was acquired from an affiliate.


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
                                                                      ----------
                                                                      $5,595,290
                                                                      ==========


The Genesis funds certificates arise from the reorganization of Genesis and represent non-recourse liabilities. The holders are entitled to receive 50% of the net proceeds from the sale of certain Genesis properties. Such amounts have been recorded based upon the estimated realizable values of the related properties and are increased for sales of property at prices higher than their carrying values and for collection of mortgage interest and decreased for payments to the certificate holders and for property expenses paid by Genesis which reduce the amount payable to the certificate holders.


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


RRC was formed to market an exclusive line of skin and hair care products. Costs were deferred until July 1994, the date at which sales commenced. Deferred costs of approximately $929,000 were expensed in 1994.


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


Note 7 - Deferred Assets


                                                                               December 31,
                                                                           1994            1993
                                                                       ------------   -----------
Deferred assets consist of the following:
         Red Rock Collection development costs (Note 5)                 $        --      $567,589
         Varsity Clubs of America loan fees and land deposits               204,383       221,336
         Guarantee fees                                                     459,900       600,450
         California Department of Real Estate registration costs             85,716        76,394
                                                                       ------------   -----------
                                                                        $   749,999    $1,465,769
                                                                       ============   ===========


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
                                                ===========         ===========


Note 9 - Income Taxes


Deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the following:


                                                                                                     December 31,
                                                                                            -----------------------------
                                                                                                1994              1993
                                                                                            -----------        ----------

Deferred Tax Assets:
     Nondeductible accruals for uncollectible receivables                                     $588,000        $  278,000
     Inventory costs capitalized for tax purposes                                               36,000            36,000
     Tax basis in excess of book on resort property held for
       timeshare sales                                                                         787,000           980,000
     Book recognition of startup costs in excess of tax                                        354,000            -
     Intangible assets capitalized for tax purposes                                             28,000            31,000
     Minority interest allocation in excess of tax                                             219,000              -
     Alternative minimum tax credit                                                             74,000           186,000
     Net operating loss carryforwards                                                        1,052,000         1,140,000
     Other                                                                                       4,000              -
                                                                                           -----------        ----------
               Total deferred tax assets                                                     3,142,000         2,651,000
                                                                                           -----------        ----------

Deferred Tax Liabilities:
     Installment receivable gross profit deferred for tax purposes                          (1,018,000)         (356,000)
     Tax amortization of loan fees in excess of book                                           (80,000)          (74,000)
     Other                                                                                         --           (107,000)
                                                                                           -----------        ----------
               Total deferred tax liabilities                                               (1,098,000)         (537,000)
                                                                                           -----------        ----------

Deferred Taxes                                                                               2,044,000         2,114,000
                                                                                           -----------        ----------
Valuation allowance                                                                           (760,000)       (1,716,000)
                                                                                           -----------        ----------
Deferred Taxes -- Net                                                                      $ 1,284,000        $  398,000
                                                                                           ===========        ==========




A reconciliation of the income tax benefit and the amount that would be computed using statutory federal and state income tax rates for the years ended December
31, is as follows:



                                                                         1994              1993            1992
                                                                     -------------  ----------------     -----------
Federal, computed on income before minority
  interest and income taxes                                           $1,165,000       $  949,000          $617,000
Minority interest                                                       (490,000)        (277,000)         (200,000)
State, computed on income after minority interest
  and before income taxes                                                119,000          118,000            74,000
Decrease in valuation allowance                                         (956,000)        (890,000)         (591,000)
                                                                     ------------       ----------        ----------
Income tax benefit                                                   $  (162,000)       $(100,000)        $(100,000)
                                                                     ============       ==========        ==========



Tax benefits in 1993 and 1992 resulted from decreases in the valuation allowance, as a result of the ability to utilize net operating loss carryforwards and built in losses arising principally from Los Abrigados resort. Reductions in 1992 and 1993 were recorded based upon the accelerated profitability of this property and the conclusion that the ability to use these losses was more likely than not. In 1993, a deferred tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. Due to the continued profitability of Los Abrigados, the improvement in the Arizona real estate market and the development of tax strategies, which include the acquisition by Genesis of timeshare intersts in resort properties that have historically been sold by the Company on a profitable basis, it was concluded that it is more likely than not that a portion of the Genesis net operating loss carryforwards and the remainder of the Los Abrigados tax benefits will be utilized. Accordingly, the valuation allowance was reduced in 1994.

At  December  31,  1994,  ILX had  federal NOL  carryforwards  of  approximately
$2,640,000 which expire in 2008 and state NOL carryforwards of approximately $750,000 which expire in 1998. Such losses are limited as to usage because they arise from built in losses of an acquired company and can only be utilized through earnings of that subsidiary.




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


LAP minority interests consist of LAP's limited partners' capital contributions, the limited partners' interests in the results of operations and cash distributions to the limited partners. The Company held a 71% interest in LAP until July 1, 1994, when it acquired the 7.5% Class A minority interest for $1,587,000, and as a result, at December 31, 1994, holds a 78.5% interest. Certain of the Class A partners are affiliates of the Company. Non-affiliates received $365,250 in cash for their partnership interests and affiliates received $6,000 cash and $1,215,750 in notes (Note 11). The cost in excess of the minority interest balance at the date of acquisition was recorded as an increase in resort property held for timeshare sales in the amount of $813,051. The 21.5% remaining minority interest at December 31, 1994, is held by the Class B limited partners whose capital contributions of $500,000 bear interest at 13.5%, payable quarterly.


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

Note 14 - Shareholders' Equity

Preferred Stock


At December 31, 1994 and 1993, preferred stock includes 77,278 and 77,523 shares of the Company's Series A Preferred Stock carried at $772,780 and $775,230, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, will be entitled to annual dividend payments of $.80 per share. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per timeshare interest sold in the Los Abrigados resort to a mandatory dividend sinking fund. At December 31, 1994, notes receivable in the amount of approximately $240,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

At December 31, 1994 and 1993, preferred stock includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for one share of preferred stock.


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


At December 31, 1994 and 1993, preferred stock includes 298,035 and 305,652 shares of the Company's Series C Convertible Preferred Stock carried at $820,975 and $842,798, respectively (Note 4). The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends are not declared in any year prior to the fifth anniversary of the merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") may be converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of five shares of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $6 in Dividend Arrearages. During 1994, 7,260 Series C convertible shares were exchanged for 12,100 common shares. In addition, at December 31, 1994, 800 common shares are issuable to such exchanging shareholders for their dividend arrearage. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.


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


In 1992, the Company collected a $150,000 note receivable from an affiliate for the exercise of warrants during 1991.


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



Note 17 - Subsequent Events


In March 1995, the first deed of trust holder on the Golden Eagle Resort loaned an additional $1,010,075 against its interest in the property and its assignment of the Company's general partnership interest in LAP and extended the maturity through 1998, pursuant to an agreement reached in December 1994. (Note 10).


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


Note 18 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:


                                                                                           1994
                                                                                           ----
                                                                                    Three months ended
                                                        ---------------------------------------------------------------------------
                                                         March 31              June 30               September 30        December 31
                                                        ----------           -----------             ------------        -----------
Revenues ...................................            $6,334,998            $8,025,982            $8,196,292            $7,393,397
Operating income ...........................             1,173,947             1,347,869             1,167,184                 1,067
Net income .................................               721,183               804,682               469,056               153,366
Net income per share .......................                   .06                   .06                   .04                   .01



                                                                                           1993
                                                                                           ----
                                                                                     Three months ended
                                                         ---------------------------------------------------------------------------
                                                         March 31              June 30             September 30         December 31
                                                        ----------           -----------           ------------         -----------
Revenues ...................................            $4,024,809            $4,811,495            $5,598,382            $6,024,693
Operating income ...........................               414,482               786,180               781,936             1,047,483
Net income .................................               255,824               494,690               470,932               854,785
Net income per share .......................                   .02                   .04                   .04                   .07



The 1993 net income per share does not equal the summation of the quarters due to rounding or weighting of average shares.


The reduced net income in the third quarter 1994 is due to recognition of income taxes of $241,818.


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

Signatures                          Title                            Date
----------                          -----                            ----

/s/Joseph P. Martori
-------------------------    President, and Chairman      As of March 28, 1995
Joseph P. Martori            of the Board

/s/Nancy J. Stone
-------------------------    Executive Vice President,    As of March 28, 1995
Nancy J. Stone               Chief Financial Officer
                             and Director

/s/Denise L. Janda
-------------------------    Controller                   As of March 28, 1995
Denise L. Janda

/s/Edward J. Martori
-------------------------    Director                     As of March 28, 1995
Edward J. Martori

/s/Alan J. Tucker
-------------------------    Director                     As of March 28, 1995
Alan J. Tucker

/s/Ronald D. Nitzberg
-------------------------    Director                     As of March 28, 1995
Ronald D. Nitzberg


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

