Form 10-Q/A
period 1995-03-31
ILX INC/AZ/
filed 1995-10-02
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended March 31, 1995            Commission File Number 33-16122
                      --------------                                   --------


                                ILX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  ARIZONA                                86-0564171
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                   2777 East Camelback Road, Phoenix, AZ 85016
                   -------------------------------------------
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-957-2777
                                                            ------------
             ------------------------------------------------------

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


          Class                                    Outstanding at March 31, 1995
-------------------------------                    -----------------------------
Common Stock, without par value                          12,407,065 shares
Preferred Stock, $10 par value                              420,728 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
                                                            1995           1994
                                                            ----           ----
                                                       (Unaudited)
Assets


    Cash and cash equivalents ....................   $  2,736,230   $  3,635,587
    Notes receivable, net ........................      7,504,125      6,750,896
    Resort property held for timeshare sales .....      9,003,362      9,407,733
    Resort property under development ............      3,842,260      1,735,592
    Land held for sale ...........................      1,672,168      1,673,168
    Deferred assets ..............................        754,792        749,999
    Property and equipment, net ..................      1,397,069      1,437,227
    Deferred income taxes ........................      1,286,859      1,283,179
    Other assets .................................      1,896,361      1,730,023
                                                     ------------   ------------
                                                     $ 30,093,226   $ 28,403,404
                                                     ============   ============


Liabilities and Shareholders' Equity

    Accounts payable .............................   $  2,196,963   $  1,581,659
    Accrued and other liabilities ................      1,345,491      1,488,816
    Income taxes payable .........................        108,146
    Genesis funds certificates ...................      1,615,319      1,612,457
    Due to affiliates ............................        476,420        984,534
    Deferred income ..............................        483,639        365,195
    Notes payable ................................      6,007,174      4,881,861
    Notes payable to affiliates ..................      1,881,158      2,000,584
                                                     ------------   ------------
                                                       14,114,310     12,915,106
                                                     ------------   ------------

Minority interests ...............................      2,709,330      2,531,169
                                                     ------------   ------------

Shareholders' Equity

    Preferred stock, $10 par value;
      10,000,000 shares  authorized; 420,728
      and 430,313 shares issued and outstanding;
      liquidation preference of $4,207,280
      and $4,303,130, respectively ...............      1,557,258      1,648,755

    Common stock, no par value;
      40,000,000 shares authorized;
      12,407,065 and 12,405,325 shares
      issued and outstanding .....................      8,975,718      8,972,969

    Additional paid in capital ...................         30,000         30,000


    Retained earnings ............................      2,706,610      2,305,405
                                                     ------------   ------------
                                                       13,269,586     12,957,129
                                                     ------------   ------------
                                                     $ 30,093,226   $ 28,403,404
                                                     ============   ============




                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                             Three months ended
                                                                  March 31,
                                                           ---------------------
                                                          1995              1994
                                                          ----              ----
Revenues

    Sales of timeshare interests ................   $ 4,980,552     $ 4,364,412
    Resort operating revenue ....................     1,704,543       1,839,336
    Sales of land ...............................            --         131,250
    Sales of consumer products ..................       151,702              --
                                                    -----------     -----------
                                                      6,836,797       6,334,998
                                                    -----------     -----------

Cost of sales and operating expenses


    Cost of timeshare interests sold ............     1,622,516       1,436,157
    Cost of resort operations ...................     1,775,510       1,729,976
    Cost of land sold ...........................            --         115,745
    Cost of consumer products ...................       107,770              --
    Advertising and promotion ...................     1,502,789       1,069,808
    General and administrative ..................       739,526         574,479
    Provision for doubtful
        accounts ................................       269,063         234,886
                                                    -----------     -----------
                                                      6,017,174       5,161,051
                                                    -----------     -----------
Operating income ................................       819,623       1,173,947


Other Income (expense)
  Interest expense ..............................      (209,570)       (170,461)
  Interest income ...............................       114,049          70,358
                                                    -----------     -----------


Income before minority interests and income taxes       724,102       1,073,844
Minority interests ..............................      (178,161)       (352,661)
Income taxes ....................................      (143,376)             --
                                                    -----------     -----------

Net income ......................................   $   402,565     $   721,183
                                                    ===========     ===========


Net income per common and
  equivalent share ..............................   $      0.03     $      0.06
                                                    ===========     ===========

Number of common and equivalent shares ..........    12,516,219      12,417,867
                                                    ===========     ===========

Net income per share assuming
  full dilution .................................   $      0.03     $      0.06
                                                    ===========     ===========

Number of fully diluted shares                       13,011,924      12,927,167
                                                    ===========      ==========



                 See notes to consolidated financial statements



                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                                  ------------------
                                                                    1995            1994
                                                                    ----            ----



Cash flows from operating activities:
  Net income .............................................   $    402,565    $    721,183
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
  Undistributed minority interest ........................        178,161         314,841
  Additions to  notes receivable .........................     (3,035,415)       (871,915)
  Proceeds from sales of notes receivable ................      2,013,123       2,084,350
  Provision for doubtful accounts ........................        269,063         234,886
  Depreciation and amortization ..........................        132,128          93,002
  Deferred income taxes ..................................        104,466            --
  Amortization of guarantee fees .........................         27,200          31,000
  Change in assets and liabilities:
      Decrease in resort property held
          for timeshare sales                                     223,956          64,542
      Additions to resort property under development......     (1,990,734)           --
      Decrease in land held for sale                                1,000            --
      (Increase) decrease in other assets ................       (172,488)         58,916
      Increase in accounts payable .......................        615,304         274,012
      Increase (decrease) in accrued and other liabilities       (233,055)        114,163
      Increase (decrease) in Genesis funds certificates ..          2,862        (141,884)
      Decrease in due to affiliates ......................       (508,114)        (81,896)
      Increase (decrease) in deferred income .............        118,444        (456,899)
                                                             ------------    ------------
Net cash provided by (used in) operating activities ......     (1,851,534)      2,438,301
                                                             ------------    ------------

Cash flows from investing activities:
  Increase in deferred assets ............................        (31,955)       (702,952)
  Purchases of plant and equipment .......................        (21,377)        (64,496)
                                                             ------------    ------------
Net cash used in investing activities ....................        (53,332)       (767,448)
                                                             ------------    ------------

Cash flows from financing activities:
  Proceeds from notes payable ............................      2,457,014         165,746
  Principal payments on notes payable ....................     (1,331,701)       (827,674)
  Principal payments on notes payable
    to affiliates ........................................       (119,426)       (296,102)
  Proceeds from issuance of common stock .................           --            93,535
  Redemption of preferred stock ..........................           (185)         (1,540)
  Redemption of common stock .............................           (185)           (360)
  Preferred stock dividend payments ......................             (8)           --
                                                             ------------    ------------
Net cash provided by (used in) financing activities ......      1,005,509        (866,395)
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents .....       (899,357)        804,458
Cash and cash equivalents at beginning of period .........      3,635,587       2,060,107
                                                             ------------    ------------
Cash and cash equivalents at end of period ...............   $  2,736,230    $  2,864,565
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

Statements of Cash Flows


Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three month periods ended March 31, 1995 and 1994, the Company paid interest of approximately $279,000 and $119,000 and income taxes of $8,000 and $0, respectively. Interest of $19,223 and $0 was capitalized during the three month periods ending March 31, 1995 and 1994, respectively.


Reclassifications

The financial statements for prior periods have been reclassified to be consistent with the 1995 financial statement presentation.


Note 2 - Income Taxes


The deferred tax asset valuation allowance decreased by $75,000 and $288,000 for the first quarter of 1995 and first quarter of 1994, respectively, to reflect management's estimate of the future benefit to be derived from the utilization of Genesis's net operating loss carryovers in 1995 and Los Abrigados tax benefits in 1994. The valuation allowance is periodically reduced as management develops new tax planning strategies to ensure that the Company will benefit from the loss carryovers and other tax benefits. The decrease in the valuation allowance reflects management's estimate that the tax benefits will more likely than not be utilized.



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


Timeshare sales from the Phoenix Sales Office decreased between years due to fewer tours and reduced closing rates (number of timeshare sales divided by the number of timeshare tours). On April 1, 1995, the Company closed the Phoenix Sales Office and began directing the customers who would otherwise have attended a Phoenix Sales Office presentation to the Sedona Sales Office, where closing rates have consistently exceeded those of the Phoenix Sales Office. The Company intends to resume marketing from the Phoenix Sales Office in the future, possibly with the introduction of sales in the Kohl's Ranch Lodge.


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


The increase in general and administrative expenses from 1994 to 1995 reflects recognition of Red Rock Collection operating expenses. Red Rock Collection expenses were deferred in the first quarter of 1994 pending commencement of operations in the third quarter of 1994.


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


Income tax expense increased between 1994 and 1995 because in 1994 a reduction in the valuation allowance (which had been established to reflect the uncertainty of the utilization of the deferred tax assets) offset the tax provision in full as a result of accelerated profitability of Los Abrigados. In the first quarter of 1995, income tax expense has been recorded based on the estimated effective annual tax rate for fiscal 1995, including an estimated reduction in the Genesis deferred tax benefit valuation allowance due to tax planning strategies which management believes will more likely than not partially utilize Genesis NOL carryovers.


Liquidity and Capital Resources


The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $18 million in lines of credit issued by financing companies under which conforming notes (notes that meet the credit criteria, term, and interest rate specified by the lender) from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold to lenders on a recourse basis. At March 31, 1995, approximately $15 million is available under the lines. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $1.3 million was available under this commitment at March 31, 1995.


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


Cash provided by operating activities decreased from $2,438,301 in 1994 to a use of $1,851,534 in 1995 due to additions to resort property under development for the construction of Varsity Clubs of America Notre Dame and because 1994 included the collection of $750,000 on a note receivable which arose from a 1992 bulk sale and the collection of $1,000,000 on a Genesis mortgage receivable. In addition, financing of notes receivable generated from sales of timeshare interests in Varsity Clubs of America-Notre Dame during the first quarter of 1995 was deferred until the second quarter of 1995.



Cash used in investing activities decreased between years because 1994 included increases in Red Rock Collection deferred assets.



The change from cash used in financing activities in 1994 to cash provided by financing activities in 1995 reflects increased borrowings in 1995 for construction of Varsity Clubs of America-Notre Dame and for improvements to the Los Abrigados resort.


In March 1995, the Company borrowed an additional $1,010,000 from The Steele Foundation, Inc. the first mortgage holder on the Golden Eagle Resort. The Company intends to use these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.


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







Date:  As of May 1, 1995