Form 10-Q/A
period 1995-06-30
ILX INC/AZ/
filed 1995-10-02
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended June 30, 1995              Commission File Number 33-16122
                      -------------                                     --------

                                ILX INCORPORATED
             (Exact name of registrant as specified in its charter)


            ARIZONA                                    86-0564171
-------------------------------              -----------------------------------
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


            Class                             Outstanding at June 30, 1995
-------------------------------               ----------------------------
Common Stock, without par value                 12,535,698 shares
Preferred Stock, $10 par value                     413,056 shares

                       ILX INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                        June 30,    December 31,
                                                          1995          1994
                                                          ----          ----
                                                       (Unaudited)
Assets


         Cash and cash equivalents                    $ 1,833,461    $ 3,635,587
         Restricted cash                                  782,907             --
         Notes receivable, net                          8,695,068      6,750,896
         Resort property held for
           timeshare sales                             10,846,263      9,407,733
         Resort property under development              5,993,060      1,735,592
         Land held for sale                             1,672,168      1,673,168
         Deferred assets                                  864,856        749,999
         Property and equipment, net                    1,369,259      1,437,227
         Deferred income taxes                            966,864      1,283,179
         Other assets                                   1,950,172      1,730,023
                                                      -----------    -----------
                                                      $34,974,078    $28,403,404
                                                      ===========    ===========



Liabilities and Shareholders' Equity

         Accounts payable                             $ 1,648,127    $ 1,581,659
         Accrued and other liabilities                  2,140,267      1,488,816
         Genesis funds certificates                     1,445,094      1,612,457
         Due to affiliates                                442,676        984,534
         Deferred income                                  104,195        365,195
         Notes payable                                 10,554,438      4,881,861
         Notes payable to affiliates                    1,633,736      2,000,584
                                                      -----------    -----------
                                                       17,968,533     12,915,106
                                                      -----------    -----------

Minority interests                                      2,877,803      2,531,169
                                                      -----------    -----------

Shareholders' Equity


         Preferred stock, $10 par value;
          10,000,000 shares authorized;
          413,056 and 430,313 shares issued
          and outstanding; liquidation
          preference of $4,130,560
          and $4,303,130, respectively                  1,525,152      1,648,755

         Common stock, no par value;
          40,000,000 shares authorized;
          12,535,698 issued and 12,515,698
          outstanding at June 30, 1995, and
          12,405,325 issued and outstanding at
          December 31, 1994                             9,247,426      8,972,969
         Treasury stock, at
          cost, 20,000 shares                             (25,032)        --


         Additional paid in capital                        30,000         30,000


         Retained earnings                              3,350,196      2,305,405
                                                      -----------    -----------
                                                       14,127,742     12,957,129
                                                      -----------    -----------
                                                      $34,974,078    $28,403,404
                                                      ===========    ===========



See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                   Three months ended               Six months ended
                                                        June 30,                         June 30,
                                                  1995            1994             1995           1994
                                                  --------------------            --------------------
Revenues

         Sales of timeshare interests      $   5,636,952   $   3,901,160   $  10,617,504   $   8,265,572
         Resort operating revenue              2,332,582       2,197,394       4,037,125       4,036,730
         Sales of land                                --       1,927,428              --       2,058,678
         Sales of consumer products              126,936              --         278,638              --
                                           -------------   -------------   -------------  --------------
                                               8,096,470       8,025,982      14,933,267      14,360,980
                                           -------------   -------------   -------------  --------------

Cost of sales and operating expenses


         Cost of timeshare interests sold      2,179,843       1,349,605       3,802,359       2,785,762
         Cost of resort operations             2,132,389       1,911,850       3,840,150       3,641,826
         Cost of land sold                            --       1,519,212              --       1,634,957
         Cost of consumer products                64,600              --         172,370              --
         Advertising and promotion             1,444,889       1,301,058       3,015,426       2,370,866
         General and administrative              746,880         364,473       1,486,406         938,952
         Provision for doubtful accounts         334,256         231,915         603,319         466,801
                                           -------------   -------------   -------------  --------------
                                               6,902,857       6,678,113      12,920,030      11,839,164
                                           -------------   -------------   -------------  --------------
Operating income                               1,193,613       1,347,869       2,013,237       2,521,816


Other income (expense)
         Interest expense                       (246,669)       (129,350)       (456,239)       (299,811)
         Interest income                         170,900          71,713         284,949         142,071
                                           -------------   -------------   -------------  --------------


Income before minority interests               1,117,844       1,290,232       1,841,947       2,364,076
         and income taxes
Minority interests                              (168,473)       (485,550)       (346,634)       (838,211)
Income taxes                                    (304,750)             --        (448,126)             --                    .
                                           -------------   -------------   -------------  --------------

Net income                                 $     644,621   $     804,682   $   1,047,187   $   1,525,865
                                           =============   =============   =============  ==============


Net income per common and
  equivalent share                         $        0.05   $        0.06   $        0.08  $         0.12
                                           =============   =============   =============  ==============

Number of common and equivalent
         shares                               12,571,562      12,487,742      12,546,142      12,441,320
                                           =============   =============   =============  ==============
Net income per share assuming
  full dilution                            $        0.05   $        0.06   $        0.08  $         0.12
                                           =============   =============   =============  ==============

Number of fully diluted shares                13,056,997      12,996,782      13,036,712      12,950,490
                                           =============   =============   =============  ==============




See notes to consolidated financial statements

                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            Six months ended
                                                                 June 30,
                                                           -----------------
                                                           1995          1994
                                                           ----          ----
Cash flows from operating activities:
  Net income                                        $  1,047,187   $  1,525,865
  Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
  Undistributed minority interest                        346,634        201,080
  Increase in restricted cash                           (782,907)            --
  Additions to notes receivable                       (6,095,913)    (2,730,391)
  Proceeds from sale of notes receivable               3,548,422      3,907,208
  Provision for doubtful accounts                        603,319        466,801
  Depreciation and amortization                          307,482        206,801
  Deferred income taxes                                  316,315       (306,050)
  Amortization of guarantee fees                          49,400         59,850
  Change in assets and liabilities:
      (Increase) decrease in resort property held
        for timeshare sales                              (83,068)       108,605
      Increase in resort property under
        development                                   (4,257,468)       (55,825)
      Decrease in land held for sale                       1,000      1,332,852
      Increase in other assets                          (222,449)      (238,340)
      Increase (decrease) in accounts payable             66,468       (353,688)
      Increase in accrued and other liabilities          546,621        153,720
      Decrease in Genesis funds certificates            (167,363)      (429,847)
      Decrease in due to affiliates                     (541,858)       (81,633)
      Decrease in deferred income                       (261,000)      (456,899)
                                                    ------------   ------------

Net cash provided by (used in) operating activities   (5,579,178)     3,310,109
                                                    ------------   ------------

Cash flows from investing activities:
  Increase in deferred assets                           (164,258)    (1,159,589)
  Purchases of plant and equipment                       (55,675)      (418,347)
                                                    ------------   ------------
Net cash used in investing activities                   (219,933)    (1,577,936)
                                                    ------------   ------------

Cash flows from financing activities:
  Proceeds from notes payable                          6,002,966        329,141
  Principal payments on notes payable                 (1,627,389)    (2,350,163)
  Principal payments on notes payable
    to affiliates                                       (366,848)      (420,646)
  Proceeds from issuance of common stock                  13,672         93,535
  Acquisition of treasury stock                          (25,032)            --
  Redemption of preferred stock                             (185)        (2,320)
  Redemption of common stock                                (185)        (1,141)
  Preferred stock dividend payments                          (14)            --
                                                    ------------   ------------
Net cash provided by (used in)
  financing activities                                 3,996,985     (2,351,594)
                                                    ------------   ------------


Net decrease in cash and
  cash equivalents                                    (1,802,126)      (619,421)
Cash and cash equivalents
  at beginning of period                               3,635,587      2,060,107
                                                    ------------   ------------
Cash and cash equivalents
  at end of period                                  $  1,833,461   $  1,440,686
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

Statements of Cash Flows


Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and six month periods ended June 30, 1995 and 1994, the Company paid interest and income taxes and capitalized interest to resort property held for sale as follows:


                                Three Months Ended             Six Months Ended
                                      June 30,                     June 30,
                                 1995          1994          1995          1994
                                -------------------          ------------------


Interest                      $303,732      $101,949      $582,658      $237,456
Income taxes                  $125,500      $306,050      $133,500      $306,050
Interest Capitalized          $107,580      $ 11,547      $126,803      $ 11,547



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

Note 2 - Income Taxes


The deferred tax asset valuation allowance decreased by $75,000 and $150,000 for the three and six month periods ending June 30, 1995 and $322,000 and $610,000 for the three and six month periods ending June 30, 1994 to reflect management's estimate of the future benefit to be provided from the utilization of Genesis's net operating loss carryovers in 1995 and Los Abrigados tax benefits in 1994. The valuation allowance is periodically reduced as management develops new tax planning strategies to ensure that the Company will benefit from the loss carryovers and other tax benefits. The decrease in the valuation allowance reflects management's estimate that the loss carryovers and tax benefits will more likely than not be utilized.


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


In the first half of 1995, the Company recognized approximately $2,941,000 in Varsity Clubs of America-Notre Dame sales, which represents 95.5% of Varsity Clubs of America-Notre Dame sales from inception through June 30, 1995. The 95.5% reflects the percentage of completion of the facility at June 30, 1995. Second quarter 1995 sales of $2,073,000 reflect 95.5% of second quarter Varsity Clubs of America-Notre Dame sales plus the additional 39.5% (95.5% les 56%) of Varsity Clubs of America sales through March 31, 1995. (First quarter sales were recorded at 56%, which represents the percentage of completion of the facility at March 31, 1995).

The increased sales generated by the Sedona Sales Office in the second quarter of 1995 and the six month period ended June 30, 1995, reflect higher closing rates (number of timeshare sales divided by the number of timeshare tours) and higher average prices.


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


The increases in general and administrative expenses from 1994 to 1995 reflect the expansion of timeshare operations in 1995 and the recognition of Red Rock operating expenses. Red Rock Collection expenses were deferred during the first six months of 1994, pending commencement of operations in the third quarter of 1994.


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


Income tax expense increased between 1994 and 1995 because in 1994 a reduction in the valuation allowance (which had been established to reflect the uncertainty of the utilization of the deferred tax assets) offset the tax provision in full as a result of the profitability of Los Abrigados. In the first and second quarters of 1995, income tax expense has been recorded based on the estimated effective annual tax rate for fiscal 1995, including an estimated reduction in the Genesis deferred tax benefit valuation allowance, due to tax planning strategies which management believes will more likely than not partially utilize Genesis NOL carryforwards.


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


Cash provided by operating activities of $3,310,109 in 1994 decreased to cash used in operating activities in 1995 of $5,579,178 due to greater additions to resort property under development for the construction of Varsity Clubs of America - Notre Dame in 1995, because 1994 included the collection of $750,000 on a note receivable which arose from a 1992 bulk sale and the collection of $1,000,000 on a Genesis mortgage receivable and because in 1995 more notes receivable from timeshare sales were retained and used as security for borrowing, rather than sold. In addition, 1994 cash flows from operating activities included Genesis land sales of $2,048,678.

Cash used in investing activities decreased from 1994 to 1995 because 1994 includes investments in Red Rock Collection deferred assets.

The change from cash used in financing activities in 1994 to cash provided by financing activities in 1995 reflects increased borrowings in 1995 for construction of Varsity Clubs of America-Notre Dame and for improvements to the Los Abrigados resort, and borrowings against Varsity Clubs of America consumer paper.

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









Date:  As of July 21, 1995