Form 10-K/A
period 1994-12-31
ILX INC/AZ/
filed 1995-10-27
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A-2



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

                                ILX INCORPORATED

                        1994 Form 10-K/A-2 Annual Report
                               Table of Contents



                                     Part I
                                                                          Page
                                                                          ----
Item 1.           Business                                                 3

Item 2.           Properties                                               6

Item 3.           Legal Proceedings                                        8

Item 4.           Submission of Matters to a Vote of Security Holders      8


                                    Part II

Item 5.           Market for the Registrant's Common Equity and            9
                  Related Stockholder Matters

Item 6.           Selected Financial Data                                  9

Item 7.           Management's Discussion and Analysis of                  9
                  Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data             14

Item 9.           Changes in and Disagreements with Accountants on        14
                  Accounting and Financial Disclosure

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant      15

Item 11.          Executive Compensation                                  17

Item 12.          Security Ownership of Certain Beneficial                17
                  Owners and Management

Item 13.          Certain Relationships and Related Transactions          19


                                    Part IV

Item 14.          Exhibits, Financial Statement Schedules and             21
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


         The Company markets timeshare interests in Los Abrigados, the Golden Eagle Resort and the Costa Vida Vallarta Resort from its Sedona Sales Office located at Los Abrigados and its Phoenix Sales Office located at the Company's headquarters. There are several other timeshare resorts in Sedona and elsewhere in Arizona which draw upon the same metropolitan Phoenix customers the Company does for both its Sedona and Phoenix sales offices. To date the Company has been able to successfully compete to attract such customers to attend its timeshare presentations. The Company markets its Golden Eagle interests exclusively from its Arizona and Indiana sales offices, and does not, therefore, compete directly with Colorado timeshare resorts.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

                             ELECTION OF DIRECTORS

                  Certain information concerning the Director nominees as of February 28, 1995, is set forth below. Except as set forth herein, none of the nominees are officers or directors of any other publicly-owned corporation or entity.

                               Director        Number             Percentage
Name                   Age       Since        of Shares           of Total
----                   ---       ----         ---------           --------

Edward J. Martori      42        1993        6,006,632  (1)     48.42%
Joseph P. Martori      53        1986        6,054,292  (1)     48.80%
Ronald D. Nitzberg     63        1986          213,031  (2)      1.71%(2)(5)
Nancy J. Stone         37        1989          289,586  (3)(4)   2.30%(3)(4)(5)
Alan J. Tucker         48        1992          197,000  (3)      1.58%(3)(5)

         (1)      See notes to principal shareholders listing.

         (2) Including options to purchase 20,000 shares from the Company at $1.625 per share.

         (3) Including options to purchase 25,000 shares from the Company and 50,000 shares from Martori Enterprises Incorporated at $1.625 per share.

         (4) Including options of Michael W. Stone, her husband, to purchase 87,500 shares from the Company at $1.625 per share.

         (5) The nominee's options to purchase shares are treated as exercised with respect to that nominee and are included in both the numerator and denominator.

                  Edward J. Martori has been a director of the Company since December 1993. He has been employed as President of Martori Enterprises Incorporated, a principal shareholder of the Company, since 1987. He is a cousin of Joseph P. Martori.

                  Joseph P. Martori is a founder of the Company and has been a director since its inception. He has been Chairman of the Board of Directors since September 1991, and President since January 1, 1994. From 1985 until January 1994, he was a member of the Phoenix, Arizona law firm of Brown & Bain, P.A., where he was the Chairman of the Corporate, Real Estate and Banking Department. Brown & Bain, P.A. currently serves as legal counsel for the Company. He is a cousin of Edward J. Martori.

                  Ronald D. Nitzberg is a founder of the Company and has been a director since its inception. He was the Company's President and chief executive officer from inception until May 1988. He was Chairman of the Board of Directors of the Company from June 1988 through March 1989. Since May 1988, Mr. Nitzberg has been a consultant to the timeshare industry and was Executive Vice President of Debbie Reynolds Resort, Inc., a Nevada corporation, from 1993 until March 1995.

                  Nancy J. Stone has been a director of the Company since April 1989, Executive Vice President since July 1993, and was President of the Company from January 1990 until April 1992. From 1992 until June 1993 she was on the faculty of North Central College in Naperville, Illinois. From April 1987 until December 1989, she served as the Company's Vice President of Finance and Secretary. She is certified as a public accountant in the States of Arizona and Illinois.

                  Alan J. Tucker has been a director of the Company since February 1992, and Executive Vice President since September 1991. He was Vice President from January 1990 until August 1991, and has been Project Director of Sedona Vacation Club timeshare sales since March 1989.


                              EXECUTIVE MANAGEMENT

         The following table sets forth certain information concerning the Company's executive officers. None of the executive officers are directors or officers of any other publicly owned corporation or entity.


Name                     Age            Postion/Term
----                     ---            ------------

Joseph P. Martori        53             President November 1993 to Present

Nancy J. Stone           37             Executive Vice President July 1993 to
                                        Present

Alan J. Tucker           48             Executive Vice President September 1991
                                        to Present, Vice President January 1990
                                        to August 1991

Luis C. Acosta           43             President of Varsity Clubs of America
                                        Incorporated November 1993 to Present

Michael W. Stone         40             President of Red Rock Collection
                                        Incorporated July 1993 to Present

George C. Wallach        58             Executive Vice President February 1995
                                        to Present

Edward S. Zielinski      43             Senior Vice President Janauary 1994 to
                                        Present, Vice President December 1992 to
                                        December 1993


                  Joseph P. Martori is a founder of the Company and has been a director since its inception. He has been Chairman of the Board of Directors since September 1991, and President since January 1, 1994. From 1985 until January 1994, he was a member of the Phoenix, Arizona law firm of Brown & Bain, P.A., where he was the Chairman of the Corporate, Real Estate and Banking Department. Brown & Bain, P.A. currently serves as legal counsel for the Company.

                  Nancy J. Stone has been a director of the Company since April 1989, Executive Vice President and Chief Financial Officer since July 1993, and was President of the Company from January 1990 until April 1992. From 1992 until June 1993, she was on the faculty of North Central College in Naperville, Illinois. From April 1987 until December 1989, she served as the Company's Vice President of Finance and Secretary. She is certified as a public accountant in the States of Arizona and Illinois. Ms. Stone is the wife of Michael W. Stone, President of Red Rock Collection Incorporated.

                  Alan J. Tucker has been a director of the Company since February 1992, and Executive Vice President since September 1991. He was Vice President from January 1990 until August 1991, and has been Project Director of Sedona Vacation Club timeshare sales since March 1989.

                  Luis C. Acosta has been President and Chief Operating Officer of Varsity Clubs of America Incorporated since November 1993. From January 1993 until November 1993, he was President of Destination Guild, a Nebraska corporation, which develops and manages resort hotels. From 1990 to 1993, he was Vice President of Development for Hilton Hotels Corporation, which develops, owns and operates hotels, resorts and casinos. From 1985 to 1990, he was Vice President of Development and Senior Vice President of Development for Ramada, Inc., a Delaware corporation engaged in the development and management of hotels, resorts and casinos.

                  Michael W. Stone has been President of Red Rock Collection Incorporated since July 1993. From 1992 to 1993, he was Vice President of S.L. Cooper and Associates, a Virginia based company, engaged in distribution of filing and material handling equipment, and was responsible for new product development and introduction, distribution and sales. From 1987 to 1992, he was National Sales Manager of Richards-Wilcox, an Aurora, Illinois division of White Consolidated Industries, engaged in manufacturing and sales of office and material handling equipment. Mr. Stone is the husband of Nancy J. Stone, Executive Vice President and Chief Financial Officer of ILX Incorporated.

                  George C. Wallach has been Executive Vice President since February 1995. From February 1986 until January 1995, he was a member and director of the Phoenix, Arizona law firm of Brown and Bain, P.A., specializing in real estate and business transactions.

                  Edward S. Zielinski has been Senior Vice President since January 1994, Vice President and General Manager of Los Abrigados resort since
December 1992, and Executive Assistant Manager of Los Abrigados resort since November 1988.


Item 11. Executive Compensation


Information in response to this Item is incorporated herein by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K/A-2.



Item 12. Security Ownership of Certain Beneficial Owners and Management


                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The following persons own more than five percent of the outstanding voting securities of the Company as of February 28, 1995:

                                            Amount and
                                            Nature of
Title     Name and Address of               Beneficial           Percentage
of Class  Beneficial Owner(1)               Ownership            of Class
-------   -------------------               ---------            --------

Common    Edward J. Martori                 6,006,632 (4)        48.42%
Common    Joseph P. Martori                 6,054,292 (2) (3)    48.80%
Common    Martori Enterprises               6,056,474 (5)        48.82%
           Incorporated
Common    Alan R. Mishkin                   2,551,845            20.57%
Common    All Officers/Directors            6,697,101 (6)        53.18%(6)(7)

         (1) Unless otherwise indicated, the business address for all listed shareholders is c/o the Company, 2777 East Camelback Road, Phoenix, Arizona 85016.

         (2) Including 5,010 shares owned by Christina Ann Martori, daughter of Joseph P. Martori, under trust dated February 20, 1978, and 4,000 shares held by Joseph P. Martori as custodian for his daughter, Arianne Terres Martori.

         (3) Including 40,832 shares of Common Stock owned by Wedbush Securities Inc., Custodian of IRA Contributory Plan for Joseph P. Martori, and 6,004,450 shares owned by Martori Enterprises Incorporated. Joseph P. Martori is a shareholder in Martori Enterprises Incorporated and a cousin of Edward J. Martori.

         (4)   Including   6,004,450   shares   owned  by  Martori   Enterprises
Incorporated. Edward J. Martori is a shareholder in Martori Enterprises Incorporated and a cousin of Joseph P. Martori.

         (5) Including 2,182 shares of Common Stock owned by Edward J. Martori, 49,842 shares owned by Joseph P. Martori (notes (2) and (3)) and 6,004,450 owned by Martori Enterprises Incorporated.

         (6) Shares deemed to be beneficially owned by more than one officer and/or director were only counted once.

         (7) Options for 187,500 shares held by directors and officers are treated as exercised and are included in both the numerator and the denominator.

                  Effective December 31, 1994, Martori Enterprises Incorporated acquired 1,144,546 shares held by Wm. Robert Burns and Paige Burns. The management of the Company is not aware of any other change in control of the Company which has taken place since the beginning of the last fiscal year, nor of any contractual arrangements or pledges of securities the operation of the terms of which may at a subsequent date result in a change in control of the Company. Except as set forth above, management is not aware of any other person or group of persons that owns in excess of 5% of the Company's outstanding common stock.


                        SECURITY OWNERSHIP OF MANAGEMENT

                  The following table sets forth certain information as to the securities of the Company beneficially owned by (i) each director and nominee,
(ii) each named executive officer and (iii) all directors and officers as a group.


                                                             Amount and Nature
Title of              Name of Beneficial                 of Beneficial Ownership          Percentage
Class                 Owner                                 of Common Shares               of Class
--------              ------------------                 -----------------------          ----------


Common                Edward J. Martori                      6,006,631(1)                   48.42%
Common                Joseph P. Martori                      6,054,292(1)(2)(3)             48.80%
Common                Ronald J. Nitzberg                       213,031(4)                    1.71%(9)
Common                Nancy J. Stone                           289,586(5)(6)                 2.30%(9)
Common                Alan J. Tucker                           197,000(5)                    1.58%(9)
Common                Luis C. Acosta                             9,900                        .08%
Common                Michael W. Stone                         289,586(7)                    2.30%(9)
Common                George C. Wallach                          1,000                        .01%
Common                Edward S. Zielinski                       20,110(8)                     .16%(9)
Common                Directors and Officers as a group       6,697,101(11)                 53.18%(10)(11)


    (1)   Including 6,004,450 shares owned  by Martori Enterprises Incorporated.
          Edward J. Martori is a shareholder in Martori Enterprises Incorporated and a cousin of Joseph P. Martori.

    (2)   Including  5,010  shares  owned by Christina Ann Martori,  daughter of
          Joseph P. Martori, under trust dated February 20, 1978, and 4,000 shares held by Joseph P. Martori custodian for his daughter, Arianne
          Terres Martori.

    (3)   Including  40,832  shares  of common  stock  owned by  Wedbush  Morgan
          Securities  Inc.,  Custodian  of IRA  Contributory  Plan for Joseph P.
          Martori,   and   6,004,450   shares   owned  by  Martori   Enterprises
          Incorporated and a cousin of Edward J. Martori.

    (4) Including options to purchase 20,000 shares from the Company at $1.625 per share.

    (5) Including options to purchase 25,000 shares from the Company and 50,000 shares from Martori Enterprises Incorporated at $1.625 per share.

    (6) Including options of Michael W. Stone, her husband, to purchase 87,500 shares from the Company at $1.625 per share.

    (7) Including options to purchase 87,500 shares from the Company at $1.625 per share and shares held beneficially by his wife, Nancy J. Stone.

    (8) Including options to purchase 30,000 shares from the Company at $1.625 per share.

    (9) The officers' and directors' options to purchase shares from the Company are treated as exercised with respect to that officer or director and are included in both the numerator and the denominator.

    (10) Options to purchase from the Company 187,500 shares by directors and officers are treated as exercised and are included in both the numerator and the denominator.

    (11) Shares deemed to be beneficially owned by more than one officer and/or director were only counted once.



Item 13. Certain Relationships and Related Transactions


                  The following is a summary of transactions entered into on behalf of the Company or its subsidiaries since January 1, 1994, in which the amount involved exceeded $60,000 and in which officers, directors, nominees and/or greater than 5% beneficial owners of the Company's common stock had, or will have, a direct or indirect material interest.

                  On September 9, 1991, the Company entered into a guarantee fee agreement with Arthur J. Martori, then an affiliate, and Alan R. Mishkin, who guaranteed a loan to Los Abrigados Limited Partnership ("LAP") in the amount of $5,000,000 from The Valley National Bank of Arizona. The affiliates earned a guarantee fee of $780,000, payable quarterly at the rate of $100 for each Los Abrigados timeshare interest sold. During 1994, LAP paid $93,564 related to this fee. Also, in conjunction with the September 9, 1991 transaction, the affiliates were assigned $185,000 of amounts held back by financial institutions as collateral on the sale of consumer notes receivable. During 1994, the Company paid $48,760 related to these holdbacks. Effective November 11, 1993, Martori Enterprises Incorporated acquired all of Arthur J. Martori's interest in ILX and its subsidiaries, including his interests in guarantee fees and holdbacks, and his interests in notes receivable, described below. Joseph P. Martori and Edward
J. Martori are shareholders of Martori Enterprises Incorporated.

                  Certain affiliates of the Company held a 6% interest in LAP as Class A limited partners (Edward J. Martori 5%, Martori Enterprises Incorporated
 .5%, Wedbush Morgan Securities IRA for Joseph P. Martori .25% and Joseph P. Martori, Trustee .25%). Class A partners Edward J. Martori and Martori Enterprises Incorporated were entitled to receive a 13.5% preferred return and Class A partners Joseph P. Martori as Trustee and Wedbush Morgan Securities for the benefit of Joseph P. Martori were entitled to receive a 22% preferred return. During fiscal 1994, payments of $103,000 were made to the above described Class A partners.

                  In October 1994, the Company acquired all of the Class A partnership interests in LAP for $1,587,000, effective July 1, 1994. The interests held by Martori Enterprises Incorporated, Edward J. Martori, Joseph P. Martori as Trustee and Wedbush Morgan Securities for the benefit of Joseph P. Martori were acquired in exchange for notes totaling $1,215,750 and cash of $6,000. During fiscal year 1994, no principal or interest payments were made on the notes to the affiliated Class A partners.

                  Martori Enterprises Incorporated and Alan R. Mishkin hold a 21.5% interest in LAP as Class B limited partners. The Class B Partners are entitled to 13.5% interest on their original Class B LAP capital contributions of $250,000 each. During fiscal year 1994, payments of $36,259 were made to the Class B partners.

                  The Company leases from affiliates 41 timeshare interests in the Stonehouse at the Los Abrigados resort under a September 1, 1991, license agreement which provides for a payment of $250 per calendar quarter per Stonehouse interval for the five year period commencing October 1, 1991. During 1994, lease payments totaling $41,000 were made to Martori Enterprises Incorporated, Alan R. Mishkin, Wm. Robert Burns and certain affiliates of Wm. Robert Burns.

                  On September 10, 1991, the Company entered into a management agreement with LAP whereby the Company was appointed the exclusive managing and operating agent for the resort and for the timeshare sales office located at the resort. The Company was also appointed as the exclusive agent for the marketing of timeshare interests of LAP. The agreement provides for fees of $25,000 per month for a term of five years with automatically renewable five-year terms. Management fees in the amount of $300,000 were earned by the Company during the 1994 fiscal year.

                  In August 1992, the Company issued to Martori Enterprises Incorporated, as agent for Edward J. Martori, Martori Enterprises Incorporated, Arthur J. Martori and Alan R. Mishkin, a $770,000 promissory note bearing interest at 14%, collateralized by $810,630 in notes receivable. The promissory note was issued to reduce Class A limited partners' capital contributions by $500,000, Class A priority returns by $149,954, Class B accrued interest by $73,772 and loan guarantee fees by $46,274. Principal payments of $188,381 and interest payments of $61,046 were made during the 1994 fiscal year.

                  In May 1993, the Company borrowed $150,000 from Martori Enterprises Incorporated. The note bears interest at 16%, has a term of four years and was collateralized by approximately $199,000 in notes receivable. During fiscal 1994, principal payments of $30,512 and interest payments of $18,439 were paid on the note.

                  In June 1993, the Company borrowed $100,000 form Martori Enterprises Incorporated. The note bears interest at 16%, has a term of three years and was collateralized by furniture and equipment. Principal payments of $50,008 and interest payments of $8,749 were made on the note during fiscal year 1994.

                  In July 1993, the Company issued 102,000 shares of restricted common stock, valued at $1 per share, to Alan R. Mishkin in consideration for accrued and future guarantee fees and Class B interest. The $102,000 was initially reflected as payment of accrued Class B interest ($11,016) and accrued and future guarantee fees ($90,984). During 1994, $36,259 originally applied to future guarantee fees was reclassified as payment of Class B interest.

                  During fiscal 1994, the Company leased a condominium adjacent to the Golden Eagle Resort from Martori Enterprises Incorporated, Edward J. Martori and Joseph P. Martori. The Company paid the debt service, property taxes and operating expenses in exchange for use of the unit. The debt service paid by the Company in 1994 was $11,126. On December 31, 1994, the Company purchased the condominium for $104,915, the approximate assessed value as determined by the county assessor's most recent assessment. The Company paid cash of $32,643 and assumed the existing mortgage.

                  In February 1994, the Company acquired the minority interests in Red Rock Collection Incorporated, an Arizona corporation ("RRC"), held by Alan R. Mishkin and Martori Enterprises Incorporated for consideration of 123,000 shares of restricted ILX common stock and $300,000 in promissory notes which bear interest at 10% and are payable over a thirty six month period. During fiscal year 1994, principal payments of $74,574 and interest payments of $22,228 were made on the notes.

                  In September 1994, the Company, through Genesis Investment Group, Inc., assumed from Martori Enterprises Incorporated an existing option agreement between Martori Enterprises Incorporated and a non-affiliated company which owns 667 weeks at Los Abrigados resort. The option agreement provides that the Company must, if requested, purchase at $2,100 per interval, 25 intervals per month commencing July 1994, and one-half of the intervals remaining on an annual basis. The agreement also provides the Company the right to acquire the intervals for $2100 each, commencing July 1995. No intervals have been acquired by the Company to date.

         The law firm of Brown & Bain, P.A. has served as legal counsel to the Company since the Company's inception. Joseph P. Martori, Chairman of the Company's Board of Directors since September 1991, President since November 1, 1993, and director since inception, was the Chairman of the Corporate, Real Estate and Banking Department of Brown & Bain, P.A. until January 1994. George
C. Wallach, Executive Vice President of the Company since February 1995, was a partner in Brown & Bain, P.A. until he joined the Company. The Company paid Brown & Bain, P.A. $159,305 during 1994 for legal services provided in 1994 and prior years. The Company anticipates that it will retain Brown & Bain, P.A. to provide legal services during the 1995 fiscal year.

         The above-described transactions are believed to be on terms no less favorable to the Company than those available in arms' length transactions with unaffiliated third parties. Each transaction has been approved by independent directors of the Company who are not parties to the transaction.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements           Page or Method of Filing
         ---------------------------------           ------------------------

 (i)       Consolidated Financial Statements and       Pages 23 through 42
           Notes to Consolidated Statements of
           the Registrant, including Consolidated
           Balance   Sheets  as  of  December  31,
           1994  and  1993  and   Consolidated
           Statements of Operations,  Shareholders'
           Equity and Cash Flows for each of the
           three years ended  December 31,
           1994, 1993 and 1992.

 (ii)      Report of Deloitte & Touche LLP             Page 22


(a) (2)  Consolidated Financial Statement
         --------------------------------
           Schedules
           ---------


           Reserve for possible credit losses          Page 43


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

