Form 10-K/A
period 1994-12-31
ILX INC/AZ/
filed 1995-10-31
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K/A-3




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

                                ILX INCORPORATED


                        1994 Form 10-K/A-3 Annual Report
                               Table of Contents




                                     Part I
                                                                          Page
                                                                          ----
Item 1.           Business                                                 3

Item 2.           Properties                                               6

Item 3.           Legal Proceedings                                        8

Item 4.           Submission of Matters to a Vote of Security Holders      8


                                    Part II

Item 5.           Market for the Registrant's Common Equity and            9
                  Related Stockholder Matters

Item 6.           Selected Financial Data                                  9

Item 7.           Management's Discussion and Analysis of                  9
                  Financial Condition and Results of Operations

Item 8.           Financial Statements and Supplementary Data             14

Item 9.           Changes in and Disagreements with Accountants on        14
                  Accounting and Financial Disclosure

                                    Part III

Item 10.          Directors and Executive Officers of the Registrant      15

Item 11.          Executive Compensation                                  17


Item 12.          Security Ownership of Certain Beneficial                21
                  Owners and Management

Item 13.          Certain Relationships and Related Transactions          22



                                    Part IV


Item 14.          Exhibits, Financial Statement Schedules and             25
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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant



                   Certain information concerning the Directors as of February 28, 1995, is set forth below. Except as set forth herein, none of them are officers or directors of any other publicly-owned corporation or entity.


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

         (5) The person's options to purchase shares are treated as exercised with respect to that person and are included in both the numerator and denominator.

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


Item 11. Executive Compensation



                  The following table sets forth compensation paid by the Company for the years 1992-1994 to the principal executive officer and executive officers that received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term
                                                                           Compensation              Compensation(2)
                                       Annual Compensation                    Awards                    All Other
                                 --------------------------------     ----------------------         ---------------
                                                                      Securities Underlying
                                 Year        Salary         Bonus        Stock Options (#)
                                 ----        ------         -----     ----------------------
Joseph P. Martori
  President and Principal        1994          $200,875        -                  -                           -
  Executive Officer              1993          $ 30,709        -                  -                           -
                                 1992             -            -                  -                           -


Alan J. Tucker
  Executive Vice President       1994          $148,667      $ 30,000        25,000   (1)                     -
                                 1993          $ 75,000      $105,737             -                           -
                                 1992          $ 75,000      $100,468             -                           -


Luis C. Acosta
  President of Varsity           1994          $114,231        -                  -                           -
  Clubs of America               1993          $  9,615        -                                              -
  Incorporated                   1992             -            -                                              -

         (1)      Excludes  options  to  purchase  50,000  shares  from  Martori
                  Enterprises Incorporated for $1.625 per share.

         (2) Excludes Profit Sharing Plan contributions on behalf of the executive officer. During 1994 the Company adopted a Profit
                  Sharing Plan and declared a 1994 contribution which will be funded in 1995. The allocation of the 1994 contribution among participants has not yet been made. No executive officer is expected to be allocated more than $2,500 for the 1994 plan year.





                      OPTION GRANTS IN THE LAST FISCAL YEAR

                  The following table sets forth information on stock option grants to executive officers of the Company during 1994 under the Company's 1992 Incentive Stock Option Plan. No stock appreciation rights were granted in 1994.

                                                                                                          Potential
                                                                                                        Realizable Value
                                                                                                      at Assumed Annual
                                                                                                     Rates of Stock Price
                                                                                                        Appreciation for
                           Individual Grants                                                              Option Term
---------------------------------------------------------------------------------------------       ----------------------
                Number of
                 Securities      % of Total
                Underlying         Options                    Market Price
                  Options        Granted to      Exercise       on Date of
                  Granted        Employees       Price                Grant       Expiration           5%           10%
     Name          (#)          in FiscalYear    ($/Share)      ($/Share)           Date              ($)           ($)
--------------     ---         --------------    ---------      ---------           ----              ---           ---
Alan J.
Tucker            25,000            8.12%            $1.625        $1.375         3/28/2004         $15,368       $48,535



                      OPTION EXERCISES IN LAST FISCAL YEAR
                               AND FISCAL YEAR END
                                  OPTION VALUES

The following table sets forth information regarding option exercises by executive officers during 1994 and unexercised options held by executive officers at December 31, 1994.

                                                                          Number of
                                                                           Securities                 Value of
                                                                          Underlying                Unexercised
                                                                         Unexercised               In-the-Money
                                                                           Options at               Options at
                                                                             Fiscal                  Fiscal
                                                                         Year-End (#)               Year-End ($)
                                                                       -----------------         -----------------
                           Shares
                        Acquired on                  Value              Exercisable (E)           Exercisable (E)
       Name              Exercise (#)             Realized ($)         Unexercisable (U)         Unexercisable (U)
       ----              ------------             ------------         -----------------         -----------------
Alan J. Tucker                 0                       $0                         0(E)                  $0
                                                                             25,000(U)                  $0



                               OTHER COMPENSATION

                  The Company's policy is to pay a fee per Board of Directors meeting attended by directors who are not employees of the Company, and reimburse all directors for actual expenses incurred in connection with attending meetings of the Board of Directors. The 1994 directors' fees were $250 per meeting. The Directors agreed to waive all meeting fees earned in 1994. Commencing in 1995, the fee per Board of Directors meeting attended by a non-employee director will be $1,000.

                  During 1994, non-employee director Ronald Nitzberg was granted an option to purchase 20,000 shares of common stock at the price of $1.625 per share. The market price on the date of grant was $1.375 and the options will expire in 2004 or six months from the date Mr. Nitzberg ceases to be a director, whichever is earlier. The options were granted as compensation for consulting services provided in 1993 and 1994.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee and the Stock Option Committee of the Board of Directors has furnished the following report on executive compensation:

                  It is the Company's policy to compensate its executives in a manner which aligns their interests with the long-term interests of the Company's shareholders. Through its compensation policies the Company also seeks to attract and retain senior executives and reward executives for their collective and individual contribution to the leadership and short-term and long-term growth and profitability of the Company. The Company compensates its executives through a mixture of base salary, discretionary bonuses, and discretionary stock option grants. The principal component of executive compensation to date has been base salary.

         Base Salary. Each Company executive receives a base salary which is intended to be competitive with similarly situated executives in companies of a similar size and nature. In setting base salaries for 1994, the Compensation Committee considered the executive's position relative to other executives, overall responsibility, the achievement of past performance objectives, and compensation information gleaned informally with respect to similar companies.

                  The salary of the Company's Chief Executive Officer was set through negotiations with the Board of Directors at an annual rate of $200,000 plus annual cost of living increases. Accordingly, in November 1994, Mr. Martori's salary was increased to $205,000. Mr. Martori's future salary will be subject to review by and negotiation with the Company's Board of Directors based upon achievement of subjective and objective performance factors, with the final salary determination to reflect a subjective judgement of the Board of Directors.

         Discretionary Options. From time to time, the Company has granted stock options to executives to recognize significant performance and to encourage them to take an equity stake in the Company. In making past option awards, the Compensation Committee has reviewed the overall performance of the executives and the Company has awarded options on a discretionary basis, based upon a largely subjective determination. During 1994, 167,500 stock options were granted to Executive Officers.

         Bonuses. From time to time, the Company has granted bonuses to executive officers who, in the discretion of the Company's Compensation Committee, have performed in a manner meriting recognition above and beyond their base salary. In addition, during 1993, the Company instituted a performance bonus for one of its principal executives with responsibility for the Company's Varsity Clubs Program, which performance bonus will be tied to the achievement of certain defined key objectives. Specifically, a bonus of between $30,000 and $50,000 will be granted upon the opening of each Varsity Clubs site and, in addition, on an annual basis, a bonus of ten percent of the net income of Varsity Clubs of America Incorporated will be granted and payable in cash or, at the employee's option, in common stock at a price tied to the price of the stock on the first business day of the preceding calendar year. No such bonus has been earned or paid to date. The Compensation committee may, in the future, consider the use of similar performance-based bonuses for other executives.

         Profit Sharing Plan. In 1994 the Company adopted a Profit Sharing Plan for the benefit of all employees, including executive officers. A contribution of $75,000 was declared for the 1994 fiscal year and will be funded in 1995. Allocation among the participants of the amount to be contributed has not yet occurred. The allocation is not expected to exceed $2,500 for any executive officer.

         Compliance with Section 162(m) of Internal Revenue Code. Section 162(m) of the Internal Revenue Code limits the corporate deduction for compensation paid to the Named Officers identified in the Company's proxy statement to $1,000,000 per year, unless certain requirements are met. The Compensation Committee has reviewed the impact of this new Tax Code provision on the current compensation package for executives. No executives will exceed the applicable limit. The Compensation Committee will continue to review the impact of this Tax Code Section and make appropriate recommendations to shareholders in the future.


         Compensation Committee Interlocks and Insider Participation

         Mr. Joseph P. Martori is a member of the Compensation Committee and Stock Option Committee and Ms. Nancy J. Stone is a member of the Stock Option Committee. Mr. Martori and Ms. Stone are officers of the Company.


This report is made by Edward J. Martori, Joseph P. Martori, Ronald D. Nitzberg, and Nancy J. Stone.


            COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

         The data below compares the cumulative total return of the Company's common stock with the NASDAQ market index and the SIC code 701 index (hotels and motels) from January 1, 1990 to December 31, 1994. The Company has selected SIC code 701 based on its belief that it is the most applicable comparison, based upon the absence of data regarding publicly owned timeshare companies which derive substantial revenues from hotel/motel operations.

            Comparison of Five Year Cumulative Total Return of Company, Industry Index and Broad Market

     Company        1989      1990     1991       1992       1993        1994
     -------        ----      ----     ----       ----       ----        ----

ILX Incorporated    100      11.76     117.64     129.40      288.22     211.74
Industry Index      100      51.25      59.50      84.85      165.78     145.48
Broad Market        100      81.12     104.14     105.16      126.14     132.44




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

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements           Page or Method of Filing
         ---------------------------------           ------------------------

 (i)       Consolidated Financial Statements and       Pages 27 through 46
           Notes to Consolidated Statements of
           the Registrant, including Consolidated
           Balance   Sheets  as  of  December  31,
           1994  and  1993  and   Consolidated
           Statements of Operations,  Shareholders'
           Equity and Cash Flows for each of the
           three years ended  December 31,
           1994, 1993 and 1992.

 (ii)      Report of Deloitte & Touche LLP             Page 26


(a) (2)  Consolidated Financial Statement
         --------------------------------
           Schedules
           ---------


           Reserve for possible credit losses          Page 48


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

