Form 10-Q
period 1995-09-30
ILX INC/AZ/
filed 1995-11-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended September  30, 1995      Commission File Number 33-16122
                      -------------------                             --------


                                ILX INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)


            ARIZONA                                       86-0564171
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                  2777 East Camelback Road, Phoenix, AZ 85016
                  -------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number, including area code   602-957-2777
        -----------------------------------------------------------------

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


                                    Yes   X  No
                                        ----    ----


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


            Class                          Outstanding at September 30, 1995
-------------------------------            ---------------------------------
Common Stock, without par value                    12,587,739 shares
Preferred Stock, $10 par value                        412,517 shares



                       ILX INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                           September 30,    December 31,
                                                                1995            1994
                                                                ----            ----
                                                            (Unaudited)

Assets

  Cash and cash equivalents                                $  2,030,209    $  3,635,587
  Notes receivable, net                                       8,392,462       6,750,896
  Resort property held for timeshare sales                   18,042,711       9,407,733
  Resort property under development                           1,045,515       1,735,592
  Land held for sale                                          1,672,168       1,673,168
  Deferred assets                                               834,198         749,999
  Property and equipment, net                                 1,360,473       1,437,227
  Deferred income taxes                                       1,486,846       1,283,179
  Other assets                                                2,129,279       1,730,023
                                                           ------------    ------------
                                                           $ 36,993,861    $ 28,403,404
                                                           ============    ============

Liabilities and Shareholders' Equity

  Accounts payable                                         $  1,775,538    $  1,581,659
  Accrued and other liabilities                               2,649,870       1,488,816
  Income taxes payable                                          103,553            --
  Genesis funds certificates                                  1,366,379       1,612,457
  Due to affiliates                                             478,512         984,534
  Deferred income                                                 1,643         365,195
  Notes payable                                              10,621,700       4,881,861
  Notes payable to affiliates                                 2,438,757       2,000,584
                                                           ------------    ------------
                                                             19,435,952      12,915,106
                                                           ------------    ------------

Minority interests                                            2,876,855       2,531,169
                                                           ------------    ------------

Shareholders' Equity

  Preferred stock, $10 par value;
   10,000,000 shares  authorized;
   412,517 and 430,313 shares issued
   and outstanding; liquidation
   preference of $4,125,170 and $4,303,130, respectively      1,523,476       1,648,755

  Common stock, no par value;
   40,000,000 shares authorized;
   12,587,739 issued and 12,567,739 outstanding
   at September 30, 1995 and 12,405,325 shares
   issued and outstanding at December 31, 1994                9,309,501       8,972,969

  Treasury stock, at cost, 20,000 shares                        (25,032)             --

  Additional paid in capital                                     30,160          30,000

  Retained earnings                                           3,842,949       2,305,405
                                                           ------------    ------------
                                                             14,681,054      12,957,129
                                                           ------------    ------------
                                                           $ 36,993,861    $ 28,403,404
                                                           ============    ============

                 See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three months ended             Nine months ended
                                                     September 30,                 September 30,
                                                     ------------                  -------------
                                              1995            1994             1995            1994
                                              ----            ----             ----            ----

Revenues

  Sales of timeshare interests         $   5,930,648    $   5,828,785    $  16,548,152    $  14,094,357
  Resort operating revenue                 2,321,423        2,156,286        6,358,548        6,193,016
  Sales of land                                 --            125,960             --          2,184,638
  Sales of consumer products                 158,537           85,261          437,175           85,261
                                       -------------    -------------    -------------    -------------
                                           8,410,608        8,196,292       23,343,875       22,557,272
                                       -------------    -------------    -------------    -------------

Cost of sales and operating expenses

  Cost of timeshare interests sold         2,286,937        2,076,327        6,089,296        4,862,089
  Cost of resort operations                2,729,194        1,954,948        6,569,344        5,596,774
  Cost of land sold                             --            106,520             --          1,741,477
  Cost of consumer products                  120,989           41,733          293,359           41,733
  Advertising and promotion                1,804,247        1,612,740        4,819,673        3,983,606
  General and administrative                 795,356          894,947        2,281,762        1,833,899
  Provision for doubtful accounts            347,598          341,893          950,917          808,694
                                       -------------    -------------    -------------    -------------
                                           8,084,321        7,029,108       21,004,351       18,868,272
                                       -------------    -------------    -------------    -------------

Operating income                             326,287        1,167,184        2,339,524        3,689,000

Other income (expense)
  Interest expense                          (380,611)        (166,298)        (836,850)        (466,109)
  Interest income                            161,562           90,217          446,511          232,288
                                       -------------    -------------    -------------    -------------

Income before minority interests             107,238        1,091,103        1,949,185        3,455,179
  and income taxes
Minority interest                                948         (380,229)        (345,686)      (1,218,440)
Income taxes                                 384,727         (241,818)         (63,399)        (241,818)
                                       -------------    -------------    -------------    -------------

Net income                             $     492,913    $     469,056    $   1,540,100    $   1,994,921
                                       =============    =============    =============    =============

Net income per common and
 equivalent share                      $        0.04    $        0.04    $        0.12    $        0.16
                                       =============    =============    =============    =============

Number of common and equivalent
    shares                                13,009,355       12,487,878       12,699,419       12,455,004
                                       =============    =============    =============    =============
Net income per share assuming
 full dilution                         $        0.04    $        0.04    $        0.12    $        0.15
                                       =============    =============    =============    =============

Number of fully diluted shares            13,493,935       12,996,703       13,187,992       12,964,125
                                       =============    =============    =============    =============



                 See notes to consolidated financial statements



                       ILX INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   Nine months ended
                                                                                     September 30,
                                                                                     ------------
                                                                                 1995             1994
                                                                                 ----             ----


Cash flows from operating activities:
  Net income                                                              $   1,540,100    $   1,994,921
  Adjustments to reconcile net income to
    net cash (used in) provided by operating activities:
    Undistributed minority interest                                             345,686          538,712
    Additions to notes receivable                                            (9,018,079)      (6,848,448)
    Proceeds from sale of notes receivable                                    6,425,596        6,842,216
    Provision for doubtful accounts                                             950,917          808,694
    Depreciation and amortization                                               491,086          489,310
    Increase in deferred income taxes                                          (203,667)        (364,909)
    Amortization of guarantee fees                                               79,100          104,950
    Change in assets and liabilities:
        (Increase) decrease in resort property held for timeshare sales      (5,655,558)         463,525
        Increase in resort property under development                          (344,115)         (55,825)
        Decrease in land held for sale                                            1,000        1,401,600
        Increase in other assets                                               (408,206)      (1,111,796)
        Increase (decrease) in accounts payable                                 193,879         (452,013)
        Increase in accrued and other liabilities                             1,056,124          409,309
        Increase in income taxes payable                                        103,553           45,488
        Decrease in Genesis funds certificates                                 (246,078)        (560,683)
        Decrease in due to affiliates                                          (506,022)        (157,033)
        Decrease in deferred income                                            (363,552)        (456,899)
                                                                          -------------    -------------
Net cash (used in) provided by operating activities                          (5,558,236)       3,091,119
                                                                          -------------    -------------

Cash flows from investing activities:
  Increase in deferred assets                                                  (163,299)        (843,304)
  Purchases of plant and equipment                                             (112,210)        (754,273)
                                                                          -------------    -------------
Net cash used in investing activities                                          (275,509)      (1,597,577)
                                                                          -------------    -------------

Cash flows from financing activities:
  Proceeds from notes payable to affiliates                                     900,000             --
  Principal payments on notes payable to affiliates                            (461,827)        (502,888)
  Proceeds from notes payable                                                 7,715,212        1,254,666
  Principal payments on notes payable                                        (3,973,773)      (2,840,927)
  Proceeds from issuance of common stock                                         74,181           93,535
  Acquisition of treasury stock                                                 (25,032)            --
  Redemption of preferred stock                                                    (185)          (4,235)
  Redemption of common stock                                                       (185)          (1,786)
  Preferred stock dividend payments                                                 (24)            --
                                                                          -------------    -------------
Net cash provided by (used in) financing activities                           4,228,367       (2,001,635)
                                                                          -------------    -------------

Net decrease in cash and cash equivalents                                    (1,605,378)        (508,093)
Cash and cash equivalents at beginning of period                              3,635,587        2,060,107
                                                                          -------------    -------------
Cash and cash equivalents at end of period                                $   2,030,209    $   1,552,014
                                                                          =============    =============



                 See notes to consolidated financial statements

                       ILX INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities
---------------------------------------------------

The Company's significant business activities include developing, operating, marketing and financing ownership interests in resort properties and, effective in the third quarter of 1994, marketing of skin and hair care products.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The consolidated financial statements include the accounts of ILX Incorporated and its wholly-owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

Revenue from sales of timeshare interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the timeshare interest. Revenue from sales of timeshare interests in Varsity Clubs of America-Notre Dame were recognized by the percentage of completion method as development and construction proceeded and as the costs of development and profit could be reasonably estimated through August 15, 1995, when the property was complete. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and nine month periods ended September 30, 1995 and 1994, the Company paid interest and income taxes and capitalized interest to resort property held for sale and under development as follows:

                           Three Months Ended         Nine Months Ended
                              September 30,              September 30,
                              ------------               ------------
                          1995          1994         1995           1994
                          ----          ----         ----           ----
Interest                $341,944      $156,598     $924,602       $394,054
Income taxes            $  2,786      $255,237     $136,286       $561,287
Interest Capitalized    $ 89,577      $  9,254     $216,380       $ 20,801

Reclassifications
-----------------

The financial statements for prior periods have been reclassified to be consistent with the 1995 financial statement presentation.

Note 2 - Income Taxes

The deferred tax asset valuation allowance decreased by $428,000 and $578,000 for the three and nine month periods ending September 30, 1995 and $0 and $610,000 for the three and nine month periods ending September 30, 1994 to reflect management's estimate of the future benefit to be provided from the utilization of Genesis's net operating loss carryovers in 1995 and Los Abrigados tax benefits in 1994. The valuation allowance is periodically reduced as management develops new tax planning strategies to ensure that the Company will benefit from the loss carryovers and other tax benefits. The decrease in the valuation allowance reflects management's estimate that the loss carryovers and tax benefits will more likely than not be utilized.

Note 3 - Notes Payable

In March 1995, the first deed of trust holder on the Golden Eagle Resort loaned an additional $1,010,075 against its interest in the property and its assignment of the Company's general partnership interest in LAP and extended the maturity date through 1998.

During the first six months of 1995, the Company borrowed $4,068,049 on its $5 million construction financing commitment for the Varsity Clubs of America-Notre Dame facility and paid $644,190 in release payments, bringing the balance outstanding on the loan to $3,824,643 at September 30, 1995.

Note 4 - Notes Payable to Affiliates

In July 1995, the Company borrowed $900,000 from affiliates, secured by 320 timeshare interests in the Los Abrigados resort. The note bears interest at 13.5%, with interest due monthly and the principal due in full in July 1998.

Note 5 - Shareholders' Equity

During the first nine months of 1995, holders of 7,248 shares of Series C Preferred Stock exchanged their shares for 12,080 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $20,004. Shares of stock valued at $2,532 and cash of $24 were issued in the first nine months of 1995 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the last quarter of 1994 and first nine months of 1995.

During the second quarter of 1995, the Company acquired 20,000 shares of its common stock for $25,032. The acquired shares have been recorded as treasury stock.

During the first nine months of 1995, the Company granted 18,600 shares of restricted common stock, valued at $14,806, to employees in exchange for services provided.

In July 1995, the Company granted options for 25,000 shares each to two directors in exchange for services to be provided in the future. The exercise price for the options is $2 per share and the options expire in July 2000.

Effective June 1995, the Company entered into a one year consulting agreement for investor relations, broker relations and public relations services. In exchange for the services to be provided, the Company issued 50,000 shares of restricted common stock and will issue an additional 50,000 shares in January 1996. The shares have been valued at $1.1875 per share and the cost is being recognized over a one year period. In addition, the Company granted options for 400,000 shares of common stock at $1.25 per share and 100,000 shares of common stock at $1.625 per share. The options expire in June 1997.


Note 6 - Kohl's Ranch Lodge

In June 1995, the Company acquired the Kohl's Ranch Lodge, a 10 acre rustic resort near Payson, Arizona for a purchase price of $1,590,000, consisting of a $50,000 cash down payment, assumption of an existing deed of trust of approximately $932,250, issuance of a $367,750 second deed of trust to the seller and the issuance of 120,000 shares of ILX restricted common stock valued at $2 per share. The Company began offering timeshare intervals in the property in the third quarter of 1995. The assumed first mortgage bears interest at prime plus 1 1/4%, with $3,000 principal plus accrued interest payable monthly through December 1, when the remaining balance will begin being amortized over 36 equal monthly installments of principal and interest through December 1998. Release fees of $750 per interval sold are applied to principal. The note payable to the seller bears interest at 8%, with the first year's interest to be added to principal on June 1, 1996. Principal of $7,500 plus accrued interest is payable monthly thereafter through June 2000. Release fees of $300 per interval sold are applied to principal.

Note 7 - Varsity Clubs of America-Tucson

In July 1995, the Company acquired a two acre site in Tucson, Arizona, near the University of Arizona, to be the site of its second Varsity Clubs of America. The land was acquired for $1,002,000, consisting of a $300,600 down payment and a note payable secured by a deed of trust to the seller of $701,400. The note bears interest at 9.75%, payable in three equal annual payments of principal and interest of $280,803 through June 1998.

Note 8 - Bond Offering

In June 1995, the Company signed a letter of intent to offer to the public $10 million in convertible secured bonds through Brookstreet Securities Corporation ("Brookstreet"). Subsequently, the offering was reduced to $3,000,000, with a $450,000 over allotment option. The bonds will have a five year maturity, bear interest at 10%, and will be convertible to common stock at prices tied to market rates, with a minimum price of $2.50 per share. The offering is scheduled for November 1995.

Note 9 - Other

In September 1995, the Company, through a limited partnership in which a subsidiary of the Company is an 80% general partner, entered into an agreement to acquire and develop the "Orangemen Club" at the Hotel Syracuse in Syracuse, New York. The partnership intends to refurbish a portion of the Hotel Syracuse into timeshare suites and market interests in these suites, together with the rights to use certain common areas of the hotel. The partnership has a loan commitment for $5 million for acquisition and construction financing and $30 million in receivables financing.

                                ILX INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations
---------------------

The increases in sales of timeshare interests from $5,828,785 in the third quarter of 1994 to $5,930,648 in the third quarter of 1995 and from $14,094,357 for the first three quarters of 1994 to $16,548,152 for the first three quarters of 1995 reflect 1995 sales of interests in Varsity Clubs of America-Notre Dame and in the Kohl's Ranch Lodge, net of a decrease in sales made from the Phoenix Sales Office. Sales of interests in Varsity Clubs of America-Notre Dame were $1,387,727 for the third quarter and $4,329,074 for the first three quarters of 1995. Year-to-date 1995 Varsity Clubs of America-Notre Dame sales include approximately $513,000 in sales made in 1994 for which recognition was deferred until 1995, when it was recognized as a percentage of completion. 95.5% of the 1994 and first half 1995 sales were recognized in the first half of 1995, and the remaining 4.5% (approximately $139,000) was recognized in the third quarter of 1995. Sales in the Kohl's Ranch Lodge commenced in the third quarter of 1995 and were approximately $339,000 for the quarter.

The Sedona Sales Office closing rates (number of timeshare sales divided by number of timeshare tours) increased from 1994 to 1995 for both the third quarter and year-to-date. Sales in the Sedona Sales Office, including upgrades by existing customers, increased by approximately $1.1 million from the first three quarters of 1994 to the same period in 1995. Sales from the Sedona office decreased by approximately $264,000 from the third quarter of 1994 to the third quarter of 1995 due to a reduced number of timeshare tours, in part as a result of the allocation of tours to the new Kohl's Ranch Lodge Sales Office.

On April 1, 1995, the Company closed the Phoenix Sales Office, which had sold primarily interests in Los Abrigados, in favor of directing all Phoenix area potential customers to the Sedona Sales Office. The Sedona Sales Office has had consistently higher closing rates than the Phoenix Sales Office. The Phoenix Sales Office generated approximately $3.7 million in timeshare sales in the first nine months of 1994 and approximately $771,000 in 1995, prior to closure of the office.

Year-to-date September 30, 1994, sales of timeshare interests include the recognition of $428,100 in deferred revenue from a 1992 bulk sale.

The increases between 1994 and 1995 in cost of timeshare interests sold as a percentage of sales for both the third quarter and first three quarters reflect improvements to Los Abrigados and sales of interests in Varsity Clubs of America-Notre Dame, which have a higher product cost as a percentage of revenue than interests in Los Abrigados.

The increases in resort operating revenue from $2,156,286 for the third quarter of 1994 to $2,321,423 for the third quarter of 1995 and from $6,193,016 for the first three quarters of 1994 to $6,358,548 for the first three quarters of 1995 reflect revenue from Varsity Clubs of America-Notre Dame which opened in mid August 1995 and revenue from the Kohl's Ranch Lodge which was acquired on June 1, 1995, net of reduced room revenue at the Los Abrigados resort as a result of the decreasing availability of rooms for traditional resort guests.

Cost of resort operations has increased as a percentage of resort operating revenue from 1994 to 1995 both for the third quarter and the first three quarters because of the start up of operations at Kohl's Ranch Lodge and Varsity Clubs of America-Notre Dame and the decreasing occupancy of traditional resort guests at Los Abrigados as timeshare owners and prospective purchasers, who pay substantially reduced rates for their room usage, utilize a greater portion of the facilities. Kohl's Ranch Lodge is being renovated to provide improvements necessary for timeshare marketing of the property and, as a result, occupancy during the third quarter was low.

The 1994 sales of land and associated cost of sales reflect sales of parcels held by Genesis.

Sales of consumer products increased from $85,261 for the third quarter of 1994 to $158,537 for the third quarter of 1995 and from $85,261 for the first three quarters of 1994 to $437,175 for the first three quarters of 1995. Sales of Red Rock Collection products commenced in the third quarter 1994. The increase in the cost of consumer products as a percentage of sales of consumer products reflects the shift away from the multi-level marketing of Red Rock Collection products (high prices and high commissions) to consumer and business sales (at reduced prices and reduced commissions).

Advertising and promotion expenses relate primarily to sales of timeshare interests. Advertising and promotion as a percentage of timeshare sales increased slightly from the first three quarters of 1994 to the first three quarters of 1995 in part because 1994 included the recognition of $428,100 in deferred revenue for which there was no associated advertising and promotion. Advertising and promotion increased as a percentage of sales from the third quarter of 1994 to the third quarter of 1995 due to the startup of marketing efforts for the Kohl's Ranch Lodge and increased costs of generating tours to the Sedona Sales Office.

General and administrative expenses declined in dollars and as a percentage of sales from the third quarter of 1994 to the third quarter of 1995 due to operating efficiencies. The increase in general and administrative expense for the first three quarters of 1995 from the same period in 1994 reflects the recognition in each of the three quarters of 1995 of Red Rock Collection operating expenses. Red Rock Collection operating expenses were deferred during the first six months of 1994, pending commencement of operations in the third quarter of 1994.

The provision for doubtful accounts arises primarily from sales of timeshare interests and is comparable as a percentage of sales of timeshare interests between both the third quarter and first three quarters of 1994 and 1995.

The increases in interest expense between years reflect increased borrowings against consumer paper, interest on notes payable arising from the acquisition of the Los Abrigados Partners Limited Partnership ("LAP") Class A limited partnership interests in the third quarter of 1994, and borrowings for construction of and improvements to resort property held for sale. The increases in interest income from 1994 to 1995 are a result of the increased consumer paper retained by the Company.

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

Income tax expense decreased from a provision of $241,818 in the third quarter of 1994 to a $384,727 benefit in the third quarter of 1995 and from a provision of $241,818 for the first three quarters of 1994 to a provision of $63,399 for the first three quarters of 1995. The decreases arise because of the reduction in the Genesis deferred tax benefit valuation allowance, due to tax planning strategies which management believes will more likely than not fully utilize Genesis NOL carryforwards.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $13 million in lines of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold on a recourse basis through September 1996. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At September 30, 1995, approximately $9 million is available under the fixed commitment lines and approximately $3 million is expected to be available on the open ended line. In addition, the Company has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes through September 1998. Approximately $900,000 was available under this commitment at September 30, 1995.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America-Notre Dame on a recourse basis through February 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company. Approximately $8.6 million was available under this commitment at September 30, 1995.

The Company has a financing commitment whereby it may borrow up to $10 million against eligible notes received from sales of timeshare interests in the Kohl's Ranch Lodge through September 1997. This commitment was unused at September 30, 1995.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. $400,000 was available on the lines for working capital at September 30, 1995.

The Company has optioned property near various college campuses for possible future Varsity Clubs of America sites and expects to finance such land acquisitions through seller financing or through financial institutions, secured by the land acquired. The Company may seek equity and/or debt financing for the construction of facilities and future sites.

Cash provided by operating activities of $3,091,119 in 1994 decreased to cash used in operating activities in 1995 of $5,558,236 due to greater additions to resort property held for timeshare sales for Varsity Clubs of America-Notre Dame in 1995, because 1994 included the collection of $750,000 on a note receivable which arose from a 1992 bulk sale and the collection of $1,000,000 on a Genesis mortgage receivable and because in 1995 more notes receivable from timeshare sales were retained and used as security for borrowing, rather than sold. In addition, 1994 cash flows from operating activities included Genesis land sales of $2,048,678.

Cash used in investing activities decreased from $1,597,577 in 1994 to $275,509 in 1995 because 1994 includes investments in Red Rock Collection deferred assets and the acquisition of the Red Rock Collection office and warehouse facility.

The change from cash used in financing activities in 1994 of $2,001,635 to cash provided by financing activities in 1995 of $4,228,367 reflects increased borrowings in 1995 for construction of Varsity Clubs of America-Notre Dame and for improvements to the Los Abrigados resort.

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

In June 1995, the Company signed a letter of intent to offer to the public $10,000,000 in convertible secured bonds through Brookstreet Securities Corporation ("Brookstreet"). In October 1995, the terms of the offering were reduced to provide for $3,000,000, in convertible secured bonds, with a $450,000 overallotment option. The bonds will have a five year maturity, bear interest at 10%, and will be convertible to common stock at prices tied to market rates, with a minimum price of $2.50 per share. The offering is scheduled for November 1995. The Company intends to use the proceeds of the offering for Varsity Clubs of America expansion and repayment of high interest debt obligations.

In July 1995, the Company acquired land near the University of Arizona to be the site of its second Varsity Clubs of America. The Company made a down payment of $300,600 and the seller is carrying the balance of $701,400. The Company has received a commitment for construction financing for the facility in the amount of $6 million, which is expected to be sufficient to build and furnish the property and a commitment for up to $20 million in financing for eligible notes received from sales of timeshare interests in the property.

In July 1995, the Company  borrowed  $900,000 from Joseph P. Martori and Cynthia
J. Polich as Trustees for Cynthia J. Polich and Edward John Martori (an affiliate), secured by 320 timeshare interests in the Los Abrigados resort. The Company used these funds for refurbishment at Los Abrigados.

In September 1995, the Company, through a subsidiary, entered into an agreement to acquire a portion of the Hotel Syracuse in Syracuse, New York and to develop and market timeshare interests in the property. The Company has a financing commitment for $5 million in acquisition and development non-recourse financing, which is expected to be sufficient to acquire and construct the suites, and $30 million in receivables financing through September 1998.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above, the Company will have adequate resources for at least the next twelve to twenty-four months.





                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ILX INCORPORATED
                                  (Registrant)




                             /s/ Joseph P. Martori
                            ----------------------
                                 Joseph P. Martori
                              Chief Executive Officer





                               /s/ Nancy J. Stone
                               ------------------
                                   Nancy J. Stone
                             Executive Vice President/
                              Chief Financial Officer





                              /s/ Denise L. Janda
                              -------------------
                                  Denise L. Janda
                             Vice President/Controller



Date: November 10, 1995