Form 10-Q/A
period 1995-06-30
ILX INC/AZ/
filed 1995-11-28
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                 FORM 10-Q/A-2



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

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

         a)   Exhibits
              --------
              The Exhibit Index  attached to this report is hereby  incorporated
              ------------------------------------------------------------------
              by reference.
              -------------

         b)   Reports on Form 8-K
              -------------------
              None
              ----




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



                                ILX INCORPORATED
                                  (Registrant)




                             /s/ Joseph P. Martori
                             ---------------------
                               Joseph P. Martori
                            Chief Executive Officer





                               /s/ Nancy J. Stone
                              ---------------------
                                 Nancy J. Stone
                           Executive Vice President/
                            Chief Financial Officer





                              /s/ Denise L. Janda
                             ---------------------
                                Denise L. Janda
                           Vice President/Controller









Date:  As of July 21, 1995

                                    Exhibits
                                       to
                                 Form 10-Q/A-2
                      For the Quarter Ended June 30, 1995

10-1 Agreement for Purchase and Sale of Kohl's Ranch between Kohl's Ranch Associates and ILX Incorporated, dated March 10, 1995 (Kohl's Ranch)

10-2     Promissory   Note   ($367,750)  to  Kohl's  Ranch   Associates  by  ILX
         Incorporated, dated June 1, 1995 (Kohl's Ranch)

10-3 Junior Deed of Trust, Assignment of Rents, and Security Agreement to Kohl's Ranch Associates by ILX Incorporated, dated June 1, 1995 (Kohl's Ranch)

10-4 Fourth Modification Agreement and Assumption Agreement between Bank One, Arizona, NA and ILX Incorporated dated June 1, 1995 (Kohl's Ranch)

10-5     Letter  of  Commitment   between   Tammac   Financial   Corp.  and  ILX
         Incorporated, dated June 19, 1995 (Kohl's Ranch)

10-6 Contract for Sale between city of Tucson and ILX Incorporated, dated June 16, 1995

10-7 Assignment of Contract for Sale from ILX Incorporated to VCA Tucson Incorporated, dated July 17, 1995