Form 10-Q/A
period 1995-09-30
ILX INC/AZ/
filed 1995-11-28
CIK 819551

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



                                ILX INCORPORATED
                                  (Registrant)




                             /s/ Joseph P. Martori
                            ----------------------
                                 Joseph P. Martori
                              Chief Executive Officer





                               /s/ Nancy J. Stone
                               ------------------
                                   Nancy J. Stone
                             Executive Vice President/
                              Chief Financial Officer





                              /s/ Denise L. Janda
                              -------------------
                                  Denise L. Janda
                             Vice President/Controller




Date: As of November 10, 1995

                                    Exhibits
                                       to
                                  Form 10-Q/A
                    For the Quarter Ended September 30, 1995

                                ILX INCORPORATED

10-1 Promissory Note ($900,000) to Cynthia J. Polich Irrovocable Trust and Edward John Martori by Los Abrigados Partners Limited Partnership and ILX Incorporated, dated July 27, 1995

10-2 Deed of Trust and Assignment of Rents to Cynthia J. Polich Irrevocable Trust and Edward John Martori by Los Abrigados Partners Limited Partnership, dated July 27, 1995

10-3 Prommissory Note ($10,000,000) to Tammac Financial Corp. by ILX incorporated, dated August 25, 1995 (Kohl's Ranch)

10-4 Loan and Security Agreement between Tammac Financial Corp. and ILX Incorporated, dated August 25, 1995 (Kohl's Ranch)

10-5 Letter of Commitment between Resort Service Company, Inc. and Orangemen Club Limited Partnership, dated August 9, 1995

10-6 Articles of Limited Partnership between Hotel Syracuse Timeshare Corporation and Syracuse Project Incorporated, dated August 15, 1995

10-7 Agreement of Purchase and Sale of Real Property, Improvements and Associated Personalty between Hotel Syracuse, Inc. and Orangemen Club Limited Partnership, dated September 12, 1995

10-8 Service Agreement between Hotel Syracuse, Inc. and Orangemen Club Limited Partnership, dated Septemger 12, 1995