Form 10-K
period 1995-12-31
ILX INC/AZ/
filed 1996-03-29
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Act of 1934 (No Fee Required)

         For the transition period from _______________ to _______________

                         Commission File Number 33-16122

                                ILX INCORPORATED

        ARIZONA                                        86-0564171
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   2777 East Camelback Road, Phoenix, AZ 85016
                   -------------------------------------------

        Registrant's telephone number, including area code (602)957-2777
                                                           -------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange
Title of Class                                     on which registered
--------------                                     -------------------
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
Yes   X     No
     ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

           Class                                Outstanding at January 31, 1996
           -----                                -------------------------------
Common Stock, without par value                       12,664,510 shares
Preferred Stock, $10 par value                         403,263 shares

At January 31, 1996, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing bid price at which such stock was sold as reported by the National Association of Securities Dealers, was approximately $5.2 million.

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 24, 1996 are incorporated in Parts II and III as set forth in said Parts.

                                ILX INCORPORATED
                          1995 Form 10-K Annual Report
                                Table of Contents



PART I------------------------------------------------------------------------------------------------- 3


 Item 1.  Business------------------------------------------------------------------------------------- 3

 Item 2.  Properties----------------------------------------------------------------------------------- 6

 Item 3.  Legal Proceedings---------------------------------------------------------------------------- 8

 Item 4.  Submission of Matters to a Vote of Security Holders------------------------------------------ 8

PART II------------------------------------------------------------------------------------------------ 9


 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters------------------------- 9

 Item 6. Selected Financial Data----------------------------------------------------------------------- 9

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--------- 9

 Item 8. Financial Statements and Supplementary Data---------------------------------------------------16

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure----------16

PART III-----------------------------------------------------------------------------------------------17


 Item 10. Directors and Executive Officers of the Registrant-------------------------------------------17

 Item 11. Executive Compensation-----------------------------------------------------------------------17

 Item 12. Security Ownership of Certain Beneficial Owners and Management-------------------------------17

 Item 13. Certain Relationships and Related Transactions-----------------------------------------------17

PART IV------------------------------------------------------------------------------------------------18


 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K------------------------------18

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


Resorts

ILX sells timeshare interests in resorts located in Arizona, Colorado, Florida, Indiana and Mexico. Generally, ILX either owns an interest in the resort itself, or it owns a designated number of timeshare interests in a resort and has a corresponding right to sell those timeshare interests to third parties.

ILX owns an interest in the following resorts: Los Abrigados in Sedona, Arizona, Kohl's Ranch Lodge in Gila County, Arizona, Golden Eagle Resort in Estes Park, Colorado, and Varsity Clubs of America in Mishawaka, Indiana. The properties owned by ILX or its subsidiaries are operated as hotels to the extent of unused or unsold timeshare inventory.

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

ILX began marketing timeshare interests in the Ventura Resort in Boca Raton, Florida in 1987. The Ventura Resort is located across from Boca Beach in Boca Raton, Florida. ILX is authorized by the states of Arizona and Florida to sell timeshare interests in Ventura Resort in those states. ILX had approximately 20 weeks available for sale at December 31, 1995.

In 1986, ILX purchased, and in 1987 began operations at, the Golden Eagle Resort, which is located in the town of Estes Park, Colorado, within three miles of the Rocky Mountain National Park. ILX plans to offer a minimum of 1,785 timeshare weeks in the Golden Eagle Resort. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in Golden Eagle Resort in those states. ILX had approximately 501 weeks available for sale in completed suites at December 31, 1995.

In September, 1988, ILX acquired an ownership interest in the Los Abrigados resort in Sedona, Arizona through BIS-ILE Associates ("BIS-ILE"), a partnership that was formed to acquire and market the property and in which ILX held an interest as a general partner. See ILE Sedona Incorporated below.

Marketing of timeshare interests in the Los Abrigados resort began in February, 1989. ILX, directly and through its wholly owned subsidiary, ILE Sedona
Incorporated, has served as managing general partner of BIS-ILE and its successor, Los Abrigados Partners Limited Partnership, an Arizona limited partnership ("LAP"), since inception. A total of 9,100 timeshare weeks may be sold in Los Abrigados. Arizona, Colorado, Indiana, Iowa and Nevada have authorized ILX to sell timeshare interests in Los Abrigados in those states. At December 31, 1995, ILX had approximately 3,360 weeks available for sale, and options to purchase 430 weeks had been extended to owners of timeshare interests in the Golden Eagle Resort on substantially the same terms offered to current purchasers. In addition, one to two year options have been extended to certain owners of alternate year usage at Los Abrigados which allow the owners to increase their ownership to every year usage. Such options are at prices in excess of the current prices. Also at December 31, 1995, Genesis Investment Group, Inc., a wholly owned subsidiary of ILX, holds an option to purchase 517 additional timeshare weeks for $2,100 each in Los Abrigados, which timeshare weeks will be made available for sale upon exercise of the option.

The Costa Vida Vallarta Resort is a beach front resort located in Puerto Vallarta, Mexico. During 1993, 1994, and 1995 ILX acquired timeshare weeks in the resort that provide a right to occupy a specific week and unit in the resort and to use the common areas of the resort (during the week of occupancy) through and including the year 2009. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in the Costa Vida Vallarta Resort in those states. ILX had approximately 53 timeshare interests available for sale as of December 31, 1995.

On June 1, 1995, ILX acquired ownership of Kohl's Ranch Lodge ("Kohl's Ranch"). Kohl's Ranch is a 10.5 acre property located 17 miles northeast of Payson, Arizona. On June 14, 1995, the Arizona Department of Real Estate approved ILX's application to sell timeshare interests in Kohl's Ranch. Timeshare sales commenced in July, 1995. As of December 31, 1995, ILX had approximately 2,574 timeshare weeks available for sale. The Company has begun refurbishing Kohl's Ranch and intends to maintain its authentic ranch atmosphere and decor. The Company anticipates constructing six additional duplex cabins as needed to accommodate timeshare sales, thus adding twelve 2-bedroom cabins, for a total of 64 units and 3,328 timeshare intervals.

The Company markets timeshare interests in Los Abrigados, Kohl's Ranch, the Golden Eagle Resort and the Costa Vida Vallarta Resort from its Sales Offices located at Los Abrigados and Kohl's Ranch. There are several other timeshare resorts in Sedona and elsewhere in Arizona which draw upon the same metropolitan Phoenix customers the Company does for both its Los Abrigados and Kohl's Ranch Sales Offices. To date the Company has been able to successfully compete to attract such customers to attend its timeshare presentations. The Company markets its Golden Eagle interests exclusively from its Arizona and Indiana sales offices and does not, therefore, compete directly with Colorado timeshare resorts.

The Company's wholly owned subsidiary, Varsity Clubs of America ("VCA"), was formed to capitalize on a perceived niche market: The potential demand for high quality accommodations near prominent colleges and universities with nationally recognized athletic programs. Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators. The Varsity Clubs concept is a lodging alternative targeted to appeal to university alumni, basketball or football season ticket holders, parents of university students and corporate sponsors of university functions, among others. The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty timeshare hotels that have a flexible ownership structure, enabling the purchase of anything from a single day (such as the first home football game) to an entire football season. Each Varsity Clubs facility will operate as a hotel to the extent of unsold unused timeshare inventory.

The first Varsity Clubs facility was completed in August 1995 and is located in Mishawaka, Indiana, approximately 2.8 miles from the University of Notre Dame ("Varsity Clubs of America-Notre Dame"). Customers purchase deed and title to a floating number of night's use of a unit and unlimited use of the common areas of the resort. Purchasers may also receive the right to utilize the facility on specified dates, such as dates of home football games, for which they pay a premium. The company operates the resort as a commercial lodging facility to the extent of unsold intervals. At December 31, 1995, ILX had approximately 19,492 one night intervals available for sale. To the Company's knowledge, no other timeshare properties exist proximate to the University of Notre Dame. In addition, the Company believes the hotel will compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

The site for the second Varsity Clubs facility was acquired in July, 1995 and is located in Tucson, Arizona, approximately 2.3 miles from the University of Arizona. Construction of the Arizona facility is expected to commence in 1996.

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

ILE Sedona Incorporated

In September, 1988, ILX acquired, through its wholly owned subsidiary, ILE Sedona Incorporated ("ILES"), a 40% interest in BIS-ILE, the owner in fee simple of Los Abrigados resort. During 1989, ILX acquired additional interests that increased its ownership in BIS-ILE. On January 8, 1990, BIS-ILE filed a petition for relief with the United States Bankruptcy Court for the District of Arizona, under Chapter 11 of the Bankruptcy Code. At that time, ILX owned 55.875% of BIS-ILE. Sales of vacation ownership interests in Los Abrigados had ceased on January 8, 1990, pending completion of the Chapter 11 filing. During 1990, while BIS-ILE prepared its plan of reorganization, and in anticipation of that plan, ILX increased its interest in BIS-ILE to 89.999%. On August 26, 1991, the Bankruptcy Court approved BIS-ILE's amended plan of reorganization and sales of vacation ownership interests in Los Abrigados resumed on September 20, 1991, following the successful reorganization. On September 10, 1991, Los Abrigados Partners Limited Partnership, an Arizona limited partnership ("LAP") became the successor in interest to BIS-ILE. ILX, directly and through ILES, owns a total of 78.5% of LAP, which now owns Los Abrigados. ILES serves as LAP's managing general partner. LAP has contracted with ILX to manage the resort and to market fee simple interval ownership interests in the resort through the sale of membership interests in the Sedona Vacation Club.

Red Rock Collection

In July 1994, ILX, through its wholly owned subsidiary, Red Rock Collection Incorporated ("RRC"), commenced sales of a complete line of spa and salon formulated products for face, body, bath and hair care. The products are produced by outside laboratories according to RRC's specifications and raw materials are readily available. Currently, Red Rock Collection products primarily are marketed through resort properties owned and operated by ILX, through salons, and through direct mail to consumers. The resort-based sales program includes an upscale amenities line, an in-room gift basket promotion and retail product sales at ILX resort venues. In addition, Red Rock Collection products are offered by ILX and its subsidiaries as tour promotion incentives. RRC then markets by direct mail to these resort and tour customers who have experienced Red Rock Collection products. RRC is also exploring opportunities to offer RRC formulated amenities to outside resorts and hotels.

Genesis

ILX, through its wholly owned subsidiary Genesis Investment Group, Inc. ("Genesis"), holds for the purpose of liquidation ownership interests in real estate, (both fee and lien), most of which is unimproved. ILX acquired Genesis in November 1993 through the merger of ILX's wholly owned subsidiary and Genesis. Pursuant to the terms of the merger, holders of Genesis common stock received the right to receive five shares of ILX common stock and three shares of ILX Series C Convertible Preferred stock for every ten shares of Genesis common stock. (At the time of the merger, the Genesis shareholders were entitled to receive a maximum of 305,964 shares of the ILX Series C Convertible Preferred stock and 509,940 shares of ILX common stock.) Since the merger, Genesis has continued to liquidate its real estate holdings and has acquired an option to purchase 667 timeshare intervals in the Los Abrigados resort. Pursuant to such option, Genesis had acquired 150 timeshare intervals as of December 31, 1995 and has marketed the interests through LAP.

Other

ILX employs approximately 500 people.

Item 2.  Properties

Los Abrigados Resort

Los Abrigados resort is located in Sedona, Arizona, approximately 110 miles northwest of Phoenix. The resort consists of a main building which houses the lobby and registration area, executive offices, meeting space, a health spa and athletic club, food and beverage facilities and support areas. The hotel contains 174 suites in 22 one and two story free-standing structures. In addition, a two-bedroom historic homesite which has been renovated to include a spa and other luxury features is also located on the property and has been marketed by the Company. The resort has an outdoor swimming pool, tennis courts and other recreational amenities and is situated on approximately 19 acres of land.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. A total of 9,100 interval ownership memberships may be sold, of which approximately 3,360 were available for sale at December 31, 1995. In addition, Genesis holds an option to purchase 517 additional memberships at $2,100 each. One to two year options to purchase approximately 430 of these available memberships have been extended to owners of timeshare interests in the Golden Eagle Resort on terms substantially the same as those offered to current purchasers. Similarly, purchasers of bi-annual interests in Los Abrigados have been offered one and two year options to expand to annual interests for specified prices. Such prices exceed current offering prices.

The Company holds fee simple title to the property, which is encumbered by a first deed of trust securing loans in the principal amount of $805,000, and by two subordinate deeds of trust of equal priority securing repurchase obligations relating to borrowings against consumer notes receivable of approximately $246,828 and sales of consumer notes receivable with recourse in the amount of approximately $17 million at December 31, 1995. In addition, 320 interests which are not encumbered by the first and second deeds of trust secure two notes payable to affiliates totaling $580,000 at December 31, 1995.

Golden Eagle Resort

The Golden Eagle Resort, located within the corporate limits of the Town of Estes Park, Colorado and within three miles of the Rocky Mountain National Park, contains a resort lodge which overlooks the Estes Valley and is bounded generally by undeveloped forested mountainside land. Approximately four acres of land are owned along with a four-story wood-frame main lodge that was constructed in 1914. The lodge property contains 27 guest rooms, a restaurant, bar, library and outdoor swimming pool, as well as two other free standing buildings containing six guest rooms and support facilities. Space is available to construct additional suites in the lodge and adjacent buildings. The Company also owns a residence in a duplex adjacent to the property which may be marketed.

The Company offers deed and title interests which provide the right to occupy a specific unit for a specific week each year in perpetuity and plans to offer a minimum of approximately 1,785 such interval ownership weeks, exclusive of the adjacent condominium. Approximately 501 interests in completed suites are available for sale at December 31, 1995. The Company offers certain purchasers of Golden Eagle interests the option to convert their ownership to other ILX owned properties at a designated time for a pre-determined amount. Golden Eagle interests received from converting owners are offered for resale.

The Company holds fee simple title to the property which is encumbered by a first deed of trust securing a loan in the principal amount of $1,549,990 and by a second deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $1,195,716 and sales of consumer notes receivable sold with recourse in the approximate amount of $923,000 at December 31, 1995.

Kohl's Ranch Lodge

On June 1, 1995, ILX acquired ownership of Kohl's Ranch Lodge ("Kohl's Ranch"). Kohl's Ranch is a 10.5 acre property located 17 miles northeast of Payson, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by Tonto National Forest. The main lodge of Kohl's Ranch contains 41 guest rooms and a variety of common area amenities. Kohl's Ranch also includes eight (8) one- and two-bedroom cabins along Tonto Creek, a triplex cabin with two one-bedroom units and one efficiency unit, and a free standing building that contains sales offices and food and beverage facilities.

On June 14, 1995, the Arizona Department of Real Estate approved ILX's application to sell timeshare interests in Kohl's Ranch. In July, 1995, the Company began offering membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. Timeshare sales commenced in July, 1995. As of December 31, 1995, ILX had 2,574 timeshare weeks available for sale. In addition to the sale of timeshare interests, ILX intends to continue operating Kohl's Ranch as a lodge-hotel. ILX has begun refurbishing Kohl's Ranch and intends to maintain its authentic ranch atmosphere and decor. ILX anticipates commencing construction of six new duplex cabins on the property as needed to accommodate timeshare sales, thus adding twelve two-bedroom cabins, for a total of 64 units and 3,328 timeshare weeks. The Company holds fee simple title to the property which at December 31, 1995, is encumbered by a first position note and deed of trust in the amount of $853,500, a second position note and deed of trust in the amount of $334,800, and a third position note and deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $338,849.

Interval Ownership Interests in Costa Vida and Ventura Resorts

At December 31, 1995, the Company owned and held for sale 20 interval ownership interests in the Ventura Resort in Boca Raton, Florida, 53 interval ownership interests in the Costa Vida Resort in Puerto Vallarta, Mexico, and 55 interval ownership interests in other resort properties worldwide. These intervals are owned free and clear by the Company at December 31, 1995.

Varsity Clubs of America - Notre Dame

Varsity Clubs of America - Notre Dame is located in Mishawaka, Indiana , approximately 2.8 miles from the University of Notre Dame. The hotel is situated on approximately four acres of land and consists of a three story main building which houses 60 one and two-bedroom suites, the lobby, gift shop, meeting space, member lounge, health club, and food and beverage facilities and a separate one story building which contains a three-bedroom suite and a one-bedroom suite.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. Memberships are offered in one day intervals. Approximately 22,568 one day intervals will be offered for sale. Approximately 19,492 one day intervals are available for sale at December 31, 1995.

The Company holds the fee simple title to the property, which is encumbered by a first mortgage securing construction financing in the amount of $4,186,869 and a second mortgage securing sales of consumer notes receivable with recourse in the approximate amount of $2.3 million at December 31, 1995.

Varsity Clubs of America - Tucson

The site for the second Varsity Clubs facility was acquired in July, 1995 and is located in Tucson, Arizona, approximately 2.3 miles from the University of Arizona. Construction of the Arizona facility is expected to commence in 1996. The Company has a commitment for construction financing for the Arizona facility in the amount of $6 million, which is expected to be sufficient to build and furnish the property. In addition, the commitment includes up to $20 million in financing for eligible notes received from the sale of timeshare interests in the Arizona facility. The property is held in fee simple title and is encumbered by a first deed of trust in the amount of $701,400 at December 31, 1995.

Land

The Company owns various parcels of unimproved real estate in Arizona through its wholly owned subsidiary Genesis and is presently marketing these properties. At December 31, 1995, the real estate held for sale less encumbrances was recorded at $1,545,184. It is the Company's intention to liquidate this land in the next twelve to twenty-four months.

Red Rock Collection Building

The RRC office and warehouse facilities are housed in an 8,400 square foot building in Phoenix, Arizona. RRC leases the facility under a one year lease through December 31, 1996, and has an option to renew the lease for four additional one year periods through December 31, 2000.

Company Headquarters

The Company leases its corporate headquarters in Phoenix, Arizona under a five year lease through April 30, 1998. The terms of the lease provide the Company with the option to extend the lease for three additional one year periods and with a right of first refusal to purchase the building. The landlord has the right to cancel the lease upon one year notice and payment of a $20,000 cancellation fee in the event the building is sold. Such cancellation may not occur prior to May 1, 1997. The landlord has exercised this right, subject to the ability of the purchaser to perform.

Other

In the opinion of management, the Company's properties are adequately covered by insurance.


Item 3.  Legal Proceedings

None


Item 4. Submission of Matters to a Vote of Security Holders

None


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded over-the-counter under the National Association of Securities Dealers (NASD) trading symbol ILEX. The following table sets forth the high and low bid and ask prices for the stock for each full quarterly period during 1995 and 1994. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                   Bid                         Ask
                              -------------               --------------
Quarter Ended                 High      Low               High       Low
-------------                 ----     ----               ----       ---
December 31, 1995             2.38     1.19               2.50      1.25
September 30, 1995            2.44     1.81               2.50      1.94
June 30, 1995                 1.88     1.13               2.06      1.19
March 31, 1995                1.56     1.13               1.69      1.25
December 31, 1994             1.63     1.13               1.75      1.31
September 30, 1994            1.75     1.50               1.94      1.56
June 30, 1994                 2.00     1.13               2.13      1.31
March 31, 1994                1.75     1.19               2.00      1.25

On January 31, 1996, the number of holders of the Company's common stock was approximately 1,300. No dividends have been declared by the Company since inception and dividends are not anticipated in the foreseeable future.


Item 6.       Selected Financial Data

                                                     Year ended December 31,
                               --------------------------------------------------------------

                                   1995        1994        1993(1)       1992        1991
                               -----------  -----------  -----------  -----------  ----------
Revenue                        $32,079,049  $29,950,669  $20,459,379  $18,856,660  $6,095,859
Net income (loss)                  624,663    2,148,287    2,076,231    1,325,874    (307,051)
Net income (loss) per common
 and equivalent share                  .05          .17          .18          .12        (.04)
Total assets                    37,752,513   28,403,404   24,906,969   15,748,315  15,026,975
Notes payable                   15,027,857    7,332,261    5,408,898    4,865,107   5,577,229
Total shareholders' equity      13,775,102   12,957,129   10,541,495    6,477,838   5,095,895

(1) The 1993 data includes the effects of the acquisition of Genesis effective November 1, 1993.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations includes certain forward looking statements. When used in this report, the words "estimate", "projection", "plan" and "anticipates" and similar terms are intended to identify forward looking statements that relate to the Company's future performance. Such statements are subject to substantial uncertainty. Readers are cautioned not to place undue reliance on forward looking statements set forth below. The Company undertakes no obligation to publicly release the results of any revisions to any of the forward looking statements contained herein.

Results of Operations

Fiscal Year 1994 to 1995

Sales of timeshare interests of $21,353,758 in 1995 were 14.1% higher than sales of $18,713,970 in 1994. The increase in sales from 1994 to 1995 reflects 1995 sales of interests in both Varsity Clubs of America-Notre Dame and in the Kohl's Ranch, net of a decrease in sales made from the Phoenix Sales Office.

Sales of interests in Varsity Clubs of America-Notre Dame recognized in 1995 were $5,233,023, and include approximately $513,000 in sales made in 1994 for which recognition was deferred until 1995 when construction of the facility was substantially complete. 1995 sales include $1,122,043 in sales of interests in Kohl's Ranch. Sales of Kohl's Ranch timeshares commenced in July 1995, following acquisition of the property in June. Sales of interests in Varsity Clubs of America-Notre Dame and Kohl's Ranch are generated primarily from the sales offices at the respective properties.

The Sedona Sales Office sells primarily interests in the Los Abrigados resort and the Golden Eagle Resort. Sedona Sales Office closing rates (number of timeshare sales divided by number of timeshare tours) and efficiency rates (timeshare revenue divided by the number of timeshare tours) both increased from 1994 to 1995. As a result, sales of timeshare interests by the Sedona Sales Office (excluding upgrades by existing customers) increased from 1994 to 1995 by approximately 2% ($298,000) on 11.5% fewer tours. In addition, upgrades by existing owners and other specialty programs increased by approximately $451,000 from 1994 to 1995. The reduction in tours to the Sedona Sales Office is due in part to the allocation of tours to the new Kohl's Ranch Sales Office. The Company is in the process of relocating and expanding its telemarketing operations in order to increase tour flow to both the Sedona and Kohl's Ranch Sales Offices.

On April 1, 1995, the Company closed the Phoenix Sales Office which had sold primarily interests in Los Abrigados, in favor of directing all Phoenix area potential customers to the Sedona Sales Office. The Sedona Sales Office has had consistently higher closing rates than the Phoenix Sales Office. The Phoenix Sales Office generated approximately $4.7 million in timeshare sales in 1994 and approximately $771,000 in 1995, prior to closure of the office.

1994 sales of timeshare interests include the recognition of $428,100 in deferred revenue from a 1992 bulk sale.

Cost of timeshare interests as a percentage of sales of timeshare interests has increased slightly from 1994 to 1995, excluding the 1994 bulk sale revenue recognition for which there was no related cost of sale. The increase reflects sales of interests in Varsity Clubs of America-Notre Dame which have a higher product cost than interests in the Los Abrigados resort.

The increase in resort operating revenue from $8,764,558 in 1994 to $8,868,344 in 1995 reflects revenue from Varsity Clubs of America-Notre Dame which opened in mid August 1995 and revenue from Kohl's Ranch which was acquired on June 1, 1995, net of reduced room revenue at the Los Abrigados resort as a result of the increasing usage of the resort by prospective timeshare purchasers and timeshare owners and decreasing availability of rooms for resort guests. The cost of resort operations as a percentage of revenues has increased from 1994 to 1995 due to the start up of operations at Kohl's Ranch and Varsity Clubs of America-Note Dame and due to the decreasing occupancy of traditional resort guests at Los Abrigados as timeshare owners and prospective purchasers, who pay substantially reduced rates for their room usage, utilize a greater portion of the facilities.

Occupancy at Kohl's Ranch was lower in 1995 than it is expected to be in 1996 and beyond because renovations at the resort in 1995 reduced the number of rooms available for rental. In addition, the planned expansion of timeshare marketing programs in 1996 is expected to create demand for a greater number of rooms by prospective timeshare purchasers. Kohl's Ranch resort operating expenses in 1995 include repairs, landscaping, cleaning, and training associated with start up of the operation.

Occupancy at Varsity Clubs of America-Note Dame was low in 1995 due to minimal pre-opening marketing of the facility to groups and individual hotel guests. Occupancy is expected to increase in 1996 because additional room nights will be utilized by prospective timeshare purchasers and by timeshare owners and because increased traditional hotel demand is expected as a result of the hotel marketing program implemented in the fourth quarter of 1995.

Sales of land and other and the associated cost of land sold and other in both 1994 and 1995 reflect the sale of unimproved real property held by Genesis and sales of Red Rock Collection products. 1994 Genesis sales include the sale of subdivided lots and a large, unimproved parcel. 1995 Genesis sales include sales of three large, unimproved parcels. The land held by Genesis was recorded in the November 1993 acquisition at its estimated fair market value. The spread between sales of land and the cost of land sold reflects the appreciation of the particular parcels sold. Cost of land sold as a percentage of sales of land increased from 1994 to 1995 due to variations in appreciation due to the unique attributes of each parcel.

Sales of Red Rock Collection consumer products increased from $234,975 in 1994 to $621,878 in 1995, including $402,042 in intercompany sales in 1995 which are eliminated in consolidation, due to a full year of sales in 1995 and due to increased use of Red Rock Collection products for incentives for prospective timeshare purchasers. Sales of Red Rock Collection products commenced July 1, 1994.

Advertising and promotion as a percentage of revenue is comparable between years after excluding sales of land each year and the recognition of the 1992 bulk timeshare sale in 1994 which have no associated advertising and promotion expenses.

General and administrative expenses increased from $3,198,604 in 1994 to $4,106,180 in 1995 because 1995 reflects the expense of approximately $400,000 in bond offering costs, and also the write-off of approximately $320,000 in costs for Varsity Clubs of America sites and associated development costs. The Company abandoned its plans for a $10 million convertible bond offering in December 1995 because of the underwriter's inability to timely place the bonds. The proceeds of the bond offering were intended to be used for expansion of Varsity Clubs of America. The Company canceled its options on its Varsity Clubs of America sites near the University of Iowa and Oklahoma because it no longer expects to construct at these sites within the option period. The Company also canceled its options for sites near Penn State and Auburn University in the first quarter of 1996. The Company believes these sites, or other suitable sites, may be available at such time as it desires to construct at these locations and at prices and terms no less favorable than under the forfeited options, including costs to extend the options beyond their original expiration date. 1995 general and administrative expenses also reflect the start up of Varsity Clubs of America-Notre Dame. 1994 general and administrative expenses include the amortization of deferred Red Rock Collection costs as described below.

The provision for doubtful accounts relates primarily to sales of timeshare interests. The Company recognizes a bad debt provision of 6% of most timeshare sales, based on industry averages. The 1994 provision of only 4.1% of timeshare sales reflects the 6% accrual, net of a reduction to reflect collection experience on prior years' sales more favorable than expected.

The increase in interest expense from $666,141 in 1994 to $1,265,227 in 1995 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America-Notre Dame, the Kohl's Ranch acquisition notes, a full year of interest on the notes arising from the 1994 acquisition of the Los Abrigados Limited Partners Class A partnership interest and increased borrowings against consumer notes receivable. The Company has elected to finance its Kohl's Ranch consumer notes and a portion of its Golden Eagle consumer notes by borrowing against (hypothecating) the notes, rather than selling the notes, because of the favorable installment sales tax treatment available for hypothecated notes.

The increase in interest income from $402,596 in 1994 to $627,081 in 1995 reflects the increase in consumer paper retained by the Company. The Company hypothecates the majority of its retained paper.

Income tax benefits increased from $161,799 in 1994 to $547,216 in 1995. In 1994, tax benefits resulted from decreases in the valuation allowance as a result of the ability to utilize loss carryforwards and built in losses arising from the Los Abrigados resort and from Genesis loss carryforwards. 1995 tax benefits reflect the elimination of the remaining valuation allowance on the Genesis net operating loss carryforwards. The elimination was based on the development of tax strategies from which management concluded the loss carryforwards would more likely than not be utilized. A valuation allowance had been established to reflect the uncertainty of the utilization of the Los Abrigados resort deferred tax assets and the Genesis net operating loss carryforwards.

The decrease in minority interests from $1,440,034 in 1994 to $501,246 in 1995 reflects the acquisition of the LAP Class A limited partnership interests effective July 1994, the decrease in LAP net income in 1995 and differences in minority interest ownership of the Genesis parcels sold in 1994 and 1995. The decrease in LAP net income between years is a result of closure of the Phoenix Sales Office and reduced profitability of Los Abrigados hotel operations due to decreased availability of rooms for resort guests.

Fiscal Year 1993 to 1994

Sales of timeshare interests of $18,713,970 in 1994 were 52.6% higher than sales of $12,263,619 in 1993. The increase in sales from 1993 to 1994 reflects improved closing rates in the Sedona Sales Office and, in the 3rd quarter of 1994, the expansion of the Sedona Sales Office to accommodate a greater number of tours. In addition, sales from the Phoenix Sales Office increased following the Company's assumption of this operation, as discussed below.

Included in 1994 sales of timeshare interests is $428,100 in revenue from a bulk sale of 667 weekly intervals in Los Abrigados resort which occurred in 1992. The 1994 revenue had been deferred pending collection of the $900,000 note receivable arising from the sale which was collected in March 1994.

Advertising and promotion as a percentage of sales increased from 15.5% in 1993 to 19.8% in 1994 due to the acquisition of the Phoenix Sales Office, net of increased closing rates at the Sedona Sales Office. Effective January 31, 1994, the Company acquired the assets of the organization which had performed the sales and marketing for the Phoenix Sales Office and the Company assumed those sales and marketing operations. Prior to that date, the Company paid a flat percentage of sales to the outside organization which operated in facilities it leased from the Company and that percentage of sales was included in cost of timeshare interests sold. After the acquisition, the Company began recording the costs of generating tours to and operations of the Phoenix Sales Office as advertising and promotion expenses. Commissions and other compensation paid to sales staff are recorded as costs of timeshare interests sold. The effect was an increase in advertising and promotion expense and a corresponding decrease in cost of timeshare interests sold as a percentage of sales of timeshare interests in 1994. Costs of timeshare interests sold as a percentage of sales of timeshare interests decreased from 40.8% in 1993 to 35.2% in 1994.

The increase in resort operating revenue from $8,072,260 in 1993 to $8,764,558 in 1994 reflects increased total resort occupancy and average daily rate from resort guests, and increased utilization of food and beverage outlets. The improvements in resort occupancy are a result of the increasing usage of the resort by prospective timeshare purchasers and timeshare owners, net of the decreasing availability of rooms for resort guests. The cost of resort operations as a percentage of resort operating revenue increased to 89.1% in 1994 from 86.3% in 1993 because prospective purchasers and timeshare owners (an increasing portion of occupancy) pay substantially reduced rates for their room usage and because the variable cost of providing food and beverage is greater as a percentage of corresponding revenue than the variable cost as a percentage of revenue of providing rooms to resort guests.

Sales of land and other and the associated cost of land sold and other reflect sales of unimproved real property acquired in the November 1993 Genesis acquisition and, in 1994, sales of Red Rock Collection products. 1993 sales of $123,500 and the associated cost of sales of $113,618 reflect Genesis sales of subdivided lots. Included in 1994 activity are sales of land of $2,237,166 and the associated cost of sales of $1,796,974, representing Genesis sales of the remainder of the subdivided lots and the sale of a large, unimproved parcel.

Red Rock Collection sales of $234,975 are included in 1994 sales of land and other. Red Rock Collection sales commenced July 1, 1994. Amortization of approximately $929,000 in deferred Red Rock Collection costs is included in general and administrative expense in 1994.

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

The decrease in the 1994 doubtful accounts provision to 4.1% as compared to 5.4% in 1993, as a percentage of sales of timeshare interests, reflects collection experience more favorable than expectations.

The increase in interest income from $359,908 in 1993 to $402,596 in 1994 reflects increased consumer paper retained by the Company.

The increase in interest expense from $599,238 in 1993 to $666,141 in 1994 reflects greater balances outstanding on notes payable and differences in interest rates and terms among notes.

Income tax benefits increased from $100,000 in 1993 to $161,799 in 1994. In both 1993 and 1994, tax benefits resulted from decreases in the valuation allowance as a result of the ability to utilize loss carryforwards and built in losses arising principally from the Los Abrigados resort. The valuation allowance had been established to reflect the uncertainty of the utilization of the deferred tax assets.

In 1993 an additional tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. This valuation allowance was reduced in 1994 due to improvements in the Arizona real estate market and the development of tax strategies from which management concluded that a portion of the net operating loss carryforwards would more likely than not be utilized.

The increase in minority interests from $814,520 in 1993 to $1,440,034 in 1994 reflects continued increased profitability of LAP, net of a decrease in the minority interest ownership of LAP effective July 1, 1994, of 7.5%. In addition, 1994 minority interests include approximately $236,000 in partnerships in which the Company's Genesis subsidiary is a partner.

During the third quarter of 1994, the Company opened a sales office adjacent to the site of its first Varsity Clubs of America near the University of Notre Dame in Indiana. Construction commenced in the fourth quarter of 1994 and was completed in August 1995. Sales and marketing expenses of approximately $283,000 for promoting sales of Varsity Clubs of America-Notre Dame were expended during 1994 and are included in advertising and promotion. Revenue generated by these marketing efforts, however, was deferred pending substantial completion of the facility. Deferred revenue of $513,000, net of associated costs of sales of $148,000, is included in deferred revenue at December 31, 1994. The Notre Dame Sales Office also offers timeshare interests in the Company's other resorts. Sales of intervals in other resorts of approximately $319,000 are included in 1994 sales of timeshare interests.

Liquidity and Capital Resources

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $13 million in lines of credit issued by a financing company under which conforming notes (notes that meet the credit criteria, term and interest rate specified by the lender) from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold on a recourse basis through September 1996. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At December 31, 1995, approximately $7.7 million is available under the fixed commitment lines and approximately $3 million is expected to be available on the open ended line. The Company also has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort through September 1998. Approximately $500,000 was available under this commitment at December 31, 1995.

The Company has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through March 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company. In March 1996, the financing company verbally approved the extension and commenced preparation of written documentation.Approximately $7.6 million was available under this commitment at December 31, 1995.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $9.6 million was available on this commitment at December 31, 1995.

The Company will continue to retain certain non-conforming notes which have one to two year terms or which do not otherwise meet existing financing criteria, and finance these notes either through internal funds or through borrowings secured by the non-conforming notes. The Company will pursue additional credit facilities to finance conforming and non-conforming notes as the need for such financing arises.

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another, both available for working capital. At December 31, 1995, $755,000 was available on the lines.

In March 1995, the Company borrowed an additional $1,010,000 from the Steele Foundation, Inc., the first mortgage holder on the Golden Eagle Resort. The Company has used these funds for further expansion of food and beverage facilities, refurbishment of suites and the construction of additional administrative facilities at Los Abrigados resort.

In June 1995, the Company acquired Kohl's Ranch, a ten acre rustic resort near Payson, Arizona for $1,590,000, consisting of a $50,000 cash down payment, assumption of the existing deed of trust of $932,250, seller financing of $367,750, and the issuance of 120,000 shares of ILX restricted common stock valued at $2 per share. As described above, the Company has $10 million in receivables financing for sales of timeshare interests in Kohl's Ranch through August 1997.

In June 1995, the Company signed a letter of intent to offer to the public, on a firm underwriting basis, $10,000,000 in convertible secured bonds with a $1,500,000 overallotment option through Brookstreet Securities Corporation ("Brookstreet"). In October 1995, the terms of the offering were reduced to provide for $3,000,000 in convertible secured bonds with a $450,000 overallotment option. The offering was abandoned in December 1995 because Brookstreet was unable to timely place the bonds.

In July 1995, the Company acquired land near the University of Arizona to be the site of its second Varsity Clubs of America. The Company made a down payment of $300,600 and the seller is carrying the balance of $701,400. The Company has received a commitment for construction financing for the facility in the amount of $6 million, which is expected to be sufficient to build and furnish the property, and a commitment for up to $20 million in financing for eligible notes received from sales of timeshare interests in the property.

In July 1995, the Company  borrowed  $900,000 from Joseph P. Martori and Cynthia
J. Polich, as Trustees for Cynthia J. Polich, and from Edward John Martori (an affiliate), secured by 320 timeshare interests (reduced to 220 in January 1996) in the Los Abrigados resort. The Company used these funds for refurbishment at Los Abrigados.

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

During 1995, the Company borrowed $4,599,216, the remaining balance on its $5 million Varsity Clubs of America-Notre Dame construction financing commitment, to complete the construction of the hotel facility. The hotel opened in August 1995. Under the terms of the financing commitment, the principal is repaid via release payments as timeshare interests are sold.

In November 1995, the Company entered into a management agreement with one of its timeshare lenders, with respect to the Los Abrigados resort. Under the agreement the lender committed to advance $3.5 million, provide strategic planning and consultation with respect to timeshare sales of 3,500 Los Abrigados intervals and reduce the holdback requirements on timeshare paper purchased by the lender. The advance, plus a 12% cost of funds on the outstanding balance of the advance, will be repaid in cash and in kind from one-half the monthly cash flows from the sale of the 3,500 timeshare intervals. At December 31, 1995, the lender had advanced $1.5 million on its commitment.

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort. The Company intends to use these funds for improvements to the Los Abrigados resort and Kohl's Ranch and for working capital.

Effective March 1, 1996, the Company, through a subsidiary, became the managing general partner of the partnership which owns the Lomacasi Resort in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution. The resort is encumbered by non-recourse deeds of trust on the property totaling approximately $2.2 million. The Company intends to initially use the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office, thereby creating more availability of rooms for resort guests at the Los Abrigados resort. The Company may offer timeshare interests in the resort in the future.

Cash provided by operating activities increased from $2,307,986 in 1993 to $3,169,370 in 1994 due to greater proceeds from sales of notes receivable, net of increased additions to resort property under development for Varsity Clubs of America-Notre Dame. The change from cash provided by operating activities of $3,169,370 in 1994 to cash used in operating activities of $5,496,092 in 1995 reflects reduced net income in 1995, improvements to Los Abrigados and the completion of construction of the Varsity Clubs of America-Notre Dame facility in 1995, and increased notes receivable retained by the Company.

Cash used in investing activities of $1,301,986 and $1,305,936 in 1994 are comparable but reflect the acquisition of the minority interest in LAP in 1994 and greater increases in Red Rock Collection deferred assets in 1993 than 1994. Cash flows from investing activities changed from cash used in investing activities of $1,305,936 in 1994 to cash provided by investing activities of $137,188 in 1995 due to the acquisition of the minority interest in LAP in 1994, addition of Red Rock Collection plant and equipment in 1994 and the write-off of Varsity land deposits in 1995.

The change from cash provided by financing activities of $338,185 in 1993 to cash used in financing activities of $287,954 in 1994 reflects greater principal payments on notes payable in 1994, net of increased borrowings. Cash flows from financing activities changed from cash used in financing activities of $287,954 in 1994 to cash provided by financing activities of $5,469,835 in 1995 due to increased borrowings, including borrowings for the construction of Varsity Clubs of America-Notre Dame and the acquisition of Kohl's Ranch.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above the Company will have adequate capital resources for at least the next twelve to twenty-four months.

Accounting Matters

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS 121 will have a significant impact on the Company's financial position, results of operations, or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company intends to continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and to disclose the required pro forma effect on net income and earnings per share.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements              Page or Method of Filing
         ---------------------------------              ------------------------

     (i)      Consolidated  Financial Statements and     Pages 20 through 40
              Notes to  Consolidated  Statements  of
              the Registrant, including Consolidated
              Balance Sheets as of December 31, 1995
              and 1994 and  Consolidated  Statements
              of  Operations,  Shareholders'  Equity
              and Cash  Flows  for each of the three
              years ended  December 31,  1995,  1994
              and 1993.

     (ii)     Report of Deloitte & Touche LLP            Page 19

(a) (2)  Consolidated Financial Statement Schedules
         ------------------------------------------

              Reserve for possible credit losses         Page 42

              Schedules other than  those  mentioned
              above   are   omitted    because   the
              conditions  requiring  their filing do
              not  exist  or  because  the  required
              information  is given in the financial
              statements,    including   the   notes
              thereto.

(a) (3)  Exhibits
         --------

              The  Exhibit  Index  attached  to this
              report  is  hereby   incorporated   by
              reference.

(b)      Reports on Form 8-K
         -------------------

              None

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ILX Incorporated
Phoenix, Arizona


We have audited the accompanying consolidated balance sheets of ILX Incorporated and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therin.

Deloitte & Touche LLP

Phoenix, Arizona
March 27, 1996

                        ILX INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                             December 31,
                                                    ----------------------------
                                                        1995           1994
                                                    ------------    ------------
Assets
Cash and cash equivalents                           $  3,746,518    $  3,635,587
Notes receivable, net (Notes 2, 7, 10, 11 and 14)      8,785,487       6,750,896
Resort property held for timeshare sales
(Notes 3, 10, and 11)                                 17,191,791       9,407,733
Resort property under development (Notes 6 and 10)     1,119,080       1,735,592
Land held for sale (Note 4)                            1,545,184       1,673,168
Deferred assets (Notes 5, 6 and 7)                       451,496         749,999
Property and equipment , net (Note 8)                    835,485       1,437,227
Deferred income taxes (Note 9)                         1,887,021       1,283,179
Other assets                                           2,190,451       1,730,023
                                                    ------------    ------------
                                                    $ 37,752,513    $ 28,403,404
                                                    ============    ============
Liabilities and Shareholders' Equity

Accounts payable                                    $  2,313,638    $  1,581,659
Accrued and other liabilities                          1,793,160       1,039,000
Genesis funds certificates (Note 4)                    1,366,843       1,612,457
Due to affiliates (Notes 7, 12, and 16)                  440,629         984,534
Deferred income (Note 6)                                   2,869         365,195
Notes payable (Note 10)                               13,189,945       5,331,677
Notes payable to affiliates (Note 11)                  1,837,912       2,000,584
                                                    ------------    ------------
                                                      20,944,996      12,915,106
                                                    ------------    ------------

Minority Interests (Note 12)                           3,032,415       2,531,169
                                                    ------------    ------------

Commitments (Note 13)

Shareholders' Equity (Notes 14 and 15)

Preferred stock, $10 par value;
10,000,000 shares authorized;
411,483 and 430,313 shares issued and
outstanding; liquidation preference of $4,114,830
and $4,303,130, respectively                           1,515,134       1,648,755

Common stock, no par value;
40,000,000 shares authorized; 12,625,757
and 12,405,325 shares issued and outstanding           9,322,375       8,972,969

Treasury stock, at cost 20,000 shares                    (25,032)           --

Additional paid in capital                                35,190          30,000

Retained earnings                                      2,927,435       2,305,405
                                                    ------------    ------------
                                                      13,775,102      12,957,129
                                                    ------------    ------------
                                                    $ 37,752,513    $ 28,403,404
                                                    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Revenues:                                    1995            1994            1993
                                         ------------    ------------    ------------
Sales of timeshare interests             $ 21,353,758    $ 18,713,970    $ 12,263,619
Resort operating revenue                    8,868,344       8,764,558       8,072,260
Sales of land and other                     1,856,947       2,472,141         123,500
                                         ------------    ------------    ------------
                                           32,079,049      29,950,669      20,459,379
                                         ------------    ------------    ------------

Cost of sales and operating expenses:

Cost of timeshare interests sold            7,825,662       6,592,684       5,007,131
Cost of resort operations                   9,354,382       7,807,857       6,962,849
Cost of land sold and other                 1,664,971       1,955,631         113,618
Advertising and promotion                   6,675,598       5,941,761       3,168,562
General and administrative                  4,106,180       3,198,604       1,510,448
Provision for doubtful accounts             1,235,417         764,065         666,690
                                         ------------    ------------    ------------
                                           30,862,210      26,260,602      17,429,298
                                         ------------    ------------    ------------
Operating income                            1,216,839       3,690,067       3,030,081

Other income (expense):

Interest expense (Notes 10 and 11)         (1,265,227)       (666,141)       (599,238)
Interest income                               627,081         402,596         359,908
                                         ------------    ------------    ------------
                                             (638,146)       (263,545)       (239,330)
                                         ------------    ------------    ------------
Income before income taxes                    578,693       3,426,522       2,790,751

Income tax benefit                            547,216         161,799         100,000
                                         ------------    ------------    ------------
Income before minority interests            1,125,909       3,588,321       2,890,751

Minority interests (Note 12)                 (501,246)     (1,440,034)       (814,520)
                                         ------------    ------------    ------------
Net income                               $    624,663    $  2,148,287    $  2,076,231
                                         ============    ============    ============


Net income per common and
equivalent share                         $       0.05    $       0.17    $       0.18
                                         ============    ============    ============

Number of common and equivalent shares     12,710,837      12,463,246      11,791,786
                                         ============    ============    ============

Net income per share assuming
full dilution                            $       0.05    $       0.17    $       0.17
                                         ============    ============    ============

Number of fully diluted shares             13,198,287      12,971,235      12,301,206
                                         ============    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                           Retained
                                        Common Stock      Additional   Preferred Stock     Earnings/  Treasury Stock
                                  ----------------------   Paid In   -------------------  Accumulated ---------------
                                    Shares      Amount     Capital   Shares     Amount      Deficit   Shares  Amount      Total
                                  ----------  ----------   -------   -------  ----------  ----------- ------ --------  -----------
Balances, December 31, 1992       11,268,098  $7,532,521   $30,000   132,943  $  834,430  $(1,919,113)                 $ 6,477,838
Net income                              --          --        --        --          --      2,076,231                    2,076,231
Issuance of common stock for
 acquisition                         509,420     842,798      --        --          --           --                        842,798
Other issuance of common stock       306,100     306,030      --        --          --           --                        306,030
Issuance of preferred stock
 for acquisition                        --          --        --     305,652     842,798         --                        842,798
Exchange of preferred stock
 for lodging certificates               --          --        --        (420)     (4,200)        --                         (4,200)
                                  ----------  ----------   -------   -------  ----------  ----------- ------ --------  -----------
Balances, December 31, 1993       12,083,618   8,681,349    30,000   438,175   1,673,028      157,118                   10,541,495

Net income                              --          --        --        --          --      2,148,287                    2,148,287
Issuance of common stock for
 acquisition                         123,000     123,000      --        --          --          --                         123,000
Other issuance of common stock        24,616      29,232      --        --          --          --                          29,232
Exchange of preferred stock
 for common stock                     12,100      20,038      --      (7,260)    (20,038)       --                            --
Exercise of options                  162,586     121,135      --        --          --          --                         121,135
Exchange of preferred stock
 for lodging certificates               --          --        --        (245)     (2,450)       --                          (2,450)
Exercise of cash options                (595)     (1,785)     --        (357)     (1,785)       --                          (3,570)
                                  ----------  ----------   -------   -------  ----------  ----------- ------ --------  -----------
Balances, December 31, 1994       12,405,325   8,972,969    30,000   430,313   1,648,755    2,305,405                   12,957,129

Net income                              --          --        --        --          --        624,663                      624,663
Issuance of common stock for
 acquisition                         120,000     240,000      --        --          --          --                         240,000
Other issuance of common stock        86,100      86,212      --        --          --          --                          86,212
Exchange of preferred stock
 for common stock                     12,540      20,766      --      (7,524)    (20,766)       --
Issuance of cumulative shares for
 dividend arrearage                    1,857       2,613      --        --          --         (2,633)                        (20)
Exercise of options
Exchange of preferred stock
 for lodging certificates               --          --       5,190   (11,267)   (112,670)       --                       (107,480)
Exercise of cash options                 (65)       (185)     --         (39)       (185)       --                           (370)
Acquisition of treasury shares          --          --        --        --          --          --   (20,000) (25,032)    (25,032)
                                  ----------  ----------   -------   -------  ----------  ----------- ------ --------  -----------
Balances, December 31, 1995       12,625,757  $9,322,375   $35,190   411,483  $1,515,134  $ 2,927,435(20,000)$(25,032) $13,775,102
                                  ================================================================================================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, 1993
                                                                      1995            1994            1993
                                                                  ------------    ------------    ------------
Cash flows from operating activities:
Net income                                                        $    624,663    $  2,148,287    $  2,076,231
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed minority interest                                        501,246         760,306         651,205
Deferred income taxes                                                 (603,842)       (885,408)       (297,771)
Additions to notes receivable                                      (12,727,015)    (10,333,377)     (8,182,286)
Proceeds from sale of notes receivable                               9,457,007       9,490,042       6,406,437
Provision for doubtful accounts                                      1,235,417         764,065         666,690
Depreciation and amortization                                          696,062       1,425,792         352,877
Amortization of guarantee fees                                         100,350         140,550         132,054
Change in assets and liabilities, net of the
 effects from purchase of subsidiary:
 (Increase) decrease in resort property held for timeshare sales    (4,421,071)        870,858        (221,501)
 Increase in resort property under development                        (417,680)     (1,735,592)           --
 Decrease in land held for sale                                        127,984       1,440,765            --
 (Increase) decrease in other assets                                  (296,028)       (862,965)        226,307
 Increase (decrease) in accounts payable                               731,979        (218,535)        241,931
 Decrease in Genesis funds certificates                               (245,614)       (568,559)           --
 Increase in accrued and other liabilities                             646,681         569,187         187,762
 Increase (decrease) in due to affiliates                             (543,905)        255,658          39,251
 Increase (decrease) in deferred income                               (362,326)        (91,704)         28,799
                                                                  ------------    ------------    ------------
Net cash (used in) provided by operating activities                 (5,496,092)      3,169,370       2,307,986
                                                                  ------------    ------------    ------------
Cash flows from investing activities:
 (Increase) decrease in deferred assets                                198,153        (353,251)       (904,173)
 Purchases of plant and equipment                                      (60,965)       (581,435)       (741,323)
 Net cash acquired from purchase of subsidiary                            --              --           343,510
 Net cash paid for Class A minority interest                              --          (371,250)           --
                                                                  ------------    ------------    ------------
Net cash provided by (used in) investing activities                    137,188      (1,305,936)     (1,301,986)
                                                                  ------------    ------------    ------------
Cash flows from financing activities:
 Proceeds from notes payable                                        11,093,122       6,165,996       1,579,056
 Proceeds from notes payable to affiliates                             900,000            --           850,000
 Principal payments on notes payable                                (5,841,405)     (6,006,073)     (1,567,486)
 Principal payments on notes payable to affiliates                    (742,672)       (567,074)       (820,265)
 Proceeds from issuance of common stock                                 86,212         122,767            --
 Proceeds from issuance of minority interest in subsidiary                --              --           300,000
 Acquisition of treasury stock and other                               (25,422)         (3,570)         (3,120)
                                                                  ------------    ------------    ------------
Net cash provided by (used in) financing activities                  5,469,835        (287,954)        338,185
                                                                  ------------    ------------    ------------
Net increase in cash and cash equivalents                              110,931       1,575,480       1,344,185
Cash and cash equivalents at beginning of year                       3,635,587       2,060,107         715,922
                                                                  ------------    ------------    ------------
Cash and cash equivalents at end of year                          $  3,746,518    $  3,635,587    $  2,060,107
                                                                  ============    ============    ============


 See notes to consolidated financial statements and supplemental schedules of noncash investing and financing activities

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1995:

Acquisition of resort property held for timeshare sales:
  Increase in notes payable                                     $ 1,300,000
  Issuance of common stock                                          240,000
  Increase in other assets                                          (10,000)
  Increase in resort property held for timeshare sales           (1,580,000)
                                                                -----------
  Net cash paid for resort property held for timeshare sales    $    50,000
                                                                ===========

Purchase of resort property held for timeshare sales:
  Increase in notes payable                                     $   507,726
  Increase in resort property held for timeshare sales          $  (507,726)
                                                                -----------
                                                                $       --
                                                                ===========

Acquisition of resort property under development:
  Increase in notes payable                                     $   701,400
  Increase in resort property under development                  (1,002,000)
                                                                -----------
  Net cash paid for resort property under development           $  (300,600)
                                                                ===========

Sale of property and equipment:
  Decrease in property and equipment                            $   500,000
  Increase in other assets                                         (180,000)
  Decrease in notes payable                                        (320,000)
                                                                -----------
                                                                $      --
                                                                ===========
Purchases of plant and equipment
  Increase in notes payable                                     $    97,424
  Increase in property and equipment                                (97,424)
                                                                -----------
                                                                $      --
                                                                ===========

Exchange of Series C Preferred Stock for common stock:
  Issuance of common stock                                      $    20,766
  Reduction in Series C Preferred Stock                             (20,766)
                                                                -----------
                                                                $      --
                                                                ===========

Redemption of Series A Preferred Stock:
  Issuance of certificates for room nights                      $   107,480
  Increase in paid in capital                                         5,190
  Reduction in Series A Preferred Stock                            (112,670)
                                                                -----------
                                                                $      --
                                                                ===========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1994:


Acquisition of Class A interest:
  Increase in notes payable to affiliates                  $ 1,215,750
  Reduction in minority interest                              (773,949)
  Increase in resort property held for timeshare sales        (813,051)
                                                           -----------
  Net cash paid for Class A minority interest              $   371,250
                                                           ===========

Purchases of plant and equipment
  Increase in notes payable                                $   364,948
  Increase in plant and equipment                             (364,948)
                                                           -----------
                                                                   --
                                                           ===========

Purchase of minority interest in subsidiary:
  Increase in other assets                                 $  (123,000)
  Increase in notes payable to affiliates                      300,000
  Issuance of common stock                                     123,000
  Reduction in minority interest                              (300,000)
                                                           -----------
                                                                   --
                                                           ===========


Exchange of Series C Preferred Stock for common stock:
  Issuance of common stock                                 $    20,038
  Reduction in Series C Preferred Stock                        (20,038)
                                                           -----------
                                                                   --
                                                           ===========


Redemption of Series A Preferred Stock:
  Issuance of certificates for room nights                 $     2,450
  Reduction in Series A Preferred Stock                         (2,450)
                                                           -----------
                                                                   --
                                                           ===========

Tax benefit on exercise of stock options
  Increase in common stock                                 $    27,600
  Reduction in taxes payable                                   (27,600)
                                                           -----------
                                                                   --
                                                           ===========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1993:

Purchase of subsidiary:

  Acquisition of notes receivable                  ($2,644,310)
  Acquisition of land held for sale                 (2,345,902)
  Acquisition of other assets                         (261,568)
  Assumption of accounts payable                       838,354
  Assumption of Genesis funds certificates           2,162,943
  Assumption of notes payable                          502,486
  Assumption of minority interest                      402,791
  Issuance of preferred stock                          844,358
  Issuance of common stock                             844,358
                                                   -----------

         Net cash acquired from
           purchase of subsidiary                     $343,510
                                                   ===========

Exchange of note for land:
  Increase in land held for sale                     ($768,031)
  Decrease in notes receivable                         768,031
                                                   -----------
                                                          --
                                                   ===========

Issuance of common stock for reduction of
  Class A Priority return:
  Issuance of common stock                            $204,000
  Reduction in minority interest                      (204,000)
                                                   -----------
                                                          --
                                                   ===========

Redemption of common stock to reduce
  amounts due to affiliates:
  Issuance of common stock                            $102,000
  Reduction in due to affiliates                      (102,000)
                                                   -----------
                                                          --
                                                   ===========

Redemption of Series A Preferred Stock:
  Issuance of certificates for room nights              $4,200
  Reduction in Series A Preferred Stock                 (4,200)
                                                   -----------
                                                          --
                                                   ===========

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

The Company's significant business activities include developing, operating, marketing and financing ownership interests in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Effective in the third quarter of 1994, the Company expanded its operations to include marketing of skin and hair care products which are not considered significant to resort operations.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 30 years. Property and equipment under capitalized leases are stated at fair value as of the date placed in service, and amortized on the straight-line method over the term of the lease or the estimated useful life, whichever is shorter.


Statements of Cash Flows

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the years ended December 31, 1995, 1994 and 1993, the Company paid interest of approximately $1,271,000, $716,000, and $503,000 and income taxes of approximately $221,000, $723,000 and $193,000 respectively. Interest of $228,000 and $30,749 was capitalized during 1995 and 1994 to resort property under development.

Accounting Matters

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of SFAS 121 will have a significant impact on the Company's financial position, results of operations, or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company intends to continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and to disclose the required pro forma effect on net income and earnings per share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

The financial statements for prior periods have been reclassified to be consistent with the 1995 financial statement presentation.

Note 2 - Notes Receivable

Notes receivable consist of the following:

                                                      December 31,
                                            ------------------------------
                                                1995               1994
                                            -----------         ----------
Timeshare receivables                        $7,913,111         $5,243,443
Holdbacks by financial institutions           2,736,882          1,993,965
Genesis mortgage receivables (Note 4)           546,394            776,776
Allowance for possible credit losses         (2,410,900)        (1,263,288)
                                            -----------         ----------
                                             $8,785,487         $6,750,896
                                            ===========         ==========

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

The Company has agreements with financial institutions under which the Company may sell certain of its notes receivable. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. At December 31, 1995 and 1994, the Company had approximately $20 million and $15 million in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by second deeds of trust on the Los Abrigados resort, the Golden Eagle Resort and Varsity Clubs of America-Notre Dame. Notes may be sold at discounts to yield the consumer market rate as defined by the financial institution.

At December 31, 1995, the Company had $13,000,000 in financing commitments through September 1996, and an open ended arrangement expected to provide at least $5,000,000 through 1996, to sell consumer notes receivable generated from sales of timeshare interests at the Los Abrigados resort and the Golden Eagle Resort. At December 31, 1995, approximately $7.7 million remained available on the fixed commitment lines and $3 million on the open ended commitment. The Company also has financing commitments whereby it may borrow up to $2.5 million against notes receivable generated from sales of timeshare interests at the Golden Eagle Resort and the Los Abrigados resort through September 1998. Approximately $500,000 remained available on this commitment at December 31, 1995.

The Company has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through March 1996. The commitment may be extended for an additional eighteen month period and an additional $10 million at the option of the financing company. In March 1996, the financing company verbally approved the extension and commenced preparation of written documentation. Approximately $7.6 million was available under this commitment at December 31, 1995.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in the Kohl's Ranch Lodge through August 1997. Approximately $9.6 million was available on this commitment at December 31, 1995.

In January 1992, the Company sold consumer notes receivable to affiliates of the Company for proceeds of $368,000, consisting of $156,000 cash and the assignment of Los Abrigados Limited Partners ("LAP") Class A priority returns, LAP Class B limited partners interest payments and loan guarantee fees totaling $212,000.
The notes were sold with recourse and the Company recognized a loss of approximately $60,000 on the sale. At December 31, 1995 and 1994, the Company had approximately $181,000 and $304,000, respectively, in outstanding notes receivable sold on a recourse basis to related parties.

During 1993, the Company borrowed $550,000 from affiliates of the Company, collateralized by notes receivable with principal balances of approximately $760,000 at the date of the borrowings. Balances outstanding on the borrowings totaled $266,218 and $332,724 at December 31, 1995 and 1994, respectively (Note
11).

At December 31, 1995, notes receivable in the amount of approximately $370,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 14).

The  reserve  for  possible  credit  losses  of  approximately   $2,411,000  and
$1,263,000 at December 31, 1995 and 1994, reflect reserves for both notes sold with recourse and notes retained.

Note 3 - Resort Property Held for Timeshare Sales

Resort property held for timeshare sales consists of the following projects:

                                                          December 31,
                                                ----------------------------
                                                    1995             1994
                                                -----------       ----------
         Los Abrigados Resort                   $ 6,175,275       $6,846,715
         Golden Eagle Resort                      2,029,287        2,443,818
         Kohl's Ranch Lodge                       1,987,603             --
         Varsity Clubs of America-Notre Dame      6,915,206             --
         Costa Vida Resort                           18,420           68,200
         Ventura Resort                              66,000           49,000
                                                -----------       ----------
                                                $17,191,791       $9,407,733
                                                ===========       ==========


Resort properties are stated net of accumulated depreciation of $1,279,000 and $878,000 at December 31, 1995 and 1994, respectively.

In September 1994, the Company acquired for $15,000 an option from an affiliate to purchase 667 previously sold timeshare interests in the Los Abrigados resort. The terms of the option agreement provide that the seller may sell to the Company or the Company may acquire from the seller up to 25 intervals per month and, in addition, up to one half of the remainder of the 667 intervals per year, for $2,100 per interval. The seller must provide the Company with written notice of its intent to sell 30 days in advance of a monthly sale and 180 days in advance of an annual sale. The Company had purchased 150 intervals under this option as of December 31, 1995.

In June 1995, the Company acquired the Kohl's Ranch Lodge, a ten acre rustic resort near Payson, Arizona for a purchase price of $1,590,000, consisting of a $50,000 cash down payment, assumption of an existing deed of trust of approximately $932,250, issuance of a $367,750 second deed of trust to the seller and the issuance of 120,000 shares of restricted common stock valued at $2 per share. The Company commenced timeshare sales in July 1995.

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

Note 4 - Genesis Investment Group, Inc.

On November 1, 1993, a wholly owned subsidiary of ILX consummated its merger with and into Genesis Investment Group, Inc. ("Genesis") and, as a result, Genesis, the surviving corporation, became a wholly owned subsidiary of ILX. Under the terms of the merger agreement, the Company issued a unit consisting of five shares of ILX common stock and three shares of Series C Convertible Preferred Stock, with a par value of $10 per share, for each ten shares of Genesis common stock. Each three shares of Series C Preferred Stock are convertible after one year, at the option of the holder, into five shares of ILX common stock. The merger agreement also provided that Genesis shareholders would receive $3 per share for fractional units and Genesis shareholders who hold fewer than 100 Genesis shares had the option to select cash of $3 per Genesis share in lieu of ILX units.

On November 1, 1993, the date of the merger, ILX issued 101,988 units, the maximum number of whole units that Genesis shareholders are entitled to under the terms of the merger agreement, consisting of 305,964 shares of Series C Preferred Stock recorded at $844,358 and 509,940 shares of ILX common stock recorded at $844,358, and recorded a liability in the amount of $17,262 for fractional units. As Genesis shareholders who own fewer than 100 shares elect cash in lieu of units, the ILX Series C Preferred Stock and common stock are reduced. During 1995 and 1994, Genesis shareholders elected to receive $370 and $3,570 in cash, and, accordingly, Series C Preferred Stock and common stock were each reduced by $185 and $1,785 respectively (Note 14).

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


If the Company and Genesis had been combined as of January 1, 1993, the proforma results of the combined entity would be as follows:
                                                                December 31,
                                                                    1993
                                                                (Unaudited)
                                                                -----------

         Total revenues                                         $21,137,079

         Net income                                             $ 1,898,500
                                                                ===========

         Net income per common and
            equivalent share                                          $0.16

         Net income per share assuming full dilution                  $0.15
                                                                ===========

Note 5 - Red Rock Collection

In February 1993, the Company acquired, through a stock subscription offering, 71.4% of the issued and outstanding stock of Red Rock Collection Incorporated, an Arizona Corporation ("RRC" or "Red Rock Collection"), in exchange for $700,000 in goods and services to be provided to RRC at Los Abrigados resort. In February 1994, the Company acquired the $300,000 minority interest in RRC, which was held by affiliates, in exchange for 123,000 shares of restricted ILX common stock valued at $1 per share and $300,000 in promissory notes (Notes 11 and 14). Goodwill of $123,000 was recorded and is included, net of amortization of
$36,900  and   $12,300,   in  other  assets  at  December  31,  1995  and  1994,
respectively.

RRC was formed to market an exclusive line of skin and hair care products. Costs were deferred until July 1994, the date at which sales commenced. Deferred costs of approximately $929,000 were expensed in 1994.

Note 6 - Resort Property Under Development

Varsity Clubs of America Incorporated ("VCA") a wholly owned subsidiary of ILX, intends to develop lodging accommodations in areas located near major university campuses, and to market those lodging accommodations, including interval ownership interests, to alumni and other sport enthusiasts. During 1994 VCA acquired its first site near the University of Notre Dame and commenced construction. Acquisition and construction costs totaling $1,735,592 are included in resort property under development at December 31, 1994. Construction of the facility was complete in August 1995 and at December 31, 1995, the unamortized cost of the Notre Dame facility is included in resort property held for sale. Revenues of $513,400, net of related selling costs of $148,205, were deferred at December 31, 1994 and were recognized in 1995 when construction was substantially complete.

In July 1995, the Company acquired for $1,002,000 a two acre site in Tucson, Arizona, near the University of Arizona, to be the site of its second Varsity Clubs of America. The Company made a down payment of $300,600 and the seller is carrying the balance of $701,400 (Note 10).

Note 7 - Deferred Assets
                                                               December 31,
                                                              1995      1994
                                                           --------   --------
Deferred assets consist of the following:
  Varsity Clubs of America loan fees and land deposits     $ 91,946   $204,383
  Guarantee fees                                            359,550    459,900
  California Department of Real Estate registration costs      --       85,716
                                                           --------   --------
                                                           $451,496   $749,999
                                                           ========   ========

As part of the acquisition of Los Abrigados resort, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee. The fee is amortized to expense and is payable to the affiliates at the rate of $100 per Los Abrigados timeshare interest sold with approximately one half the unpaid balance due to one affiliate in December 1996, and the balance due to the other affiliate in 1999. The amounts payable on the guarantee fee included in due to affiliates at December 31, 1995 and 1994, are $390,951 and $536,501, respectively.

As additional consideration for the guarantee, the affiliates are entitled to receive a percentage of certain amounts held back on the sale of notes receivable by a financial institution as collateral. The amount is to be paid as the amounts held back are collected from the financial institution. At December 31, 1995 and 1994, notes receivable are shown net of $118,000 and $122,000, respectively, related to this amount.

Note 8 - Property and Equipment

Property and equipment consists of the following:

                                                      December 31,
                                                  1995             1994
                                                ---------       ----------
Buildings and improvements                       $131,942       $  640,933
Leasehold improvements                            500,148          464,141
Furniture and fixtures                            417,430          317,573
Office equipment                                  253,444          243,960
Computer equipment                                151,105          140,188
                                                ---------       ----------
                                                1,454,069        1,806,795
Accumulated depreciation                         (618,584)        (369,568)
                                                ---------       ----------
                                                $ 835,485       $1,437,227
                                                =========       ==========


Note 9 - Income Taxes
Deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the following:

                                                                              December 31,
                                                                      --------------------------
                                                                           1995           1994
                                                                      -----------      ---------
Deferred Tax Assets:
  Nondeductible accruals for uncollectible receivables                   $805,000       $588,000
  Inventory costs capitalized for tax purposes                             36,000         36,000
  Tax basis in excess of book on resort property held for
       timeshare sales                                                    735,000        787,000
  Book recognition of startup costs in excess of tax                      281,000        354,000
  Intangible assets capitalized for tax purposes                           24,000         28,000
  Minority interest allocation in excess of tax                           238,000        219,000
  Alternative minimum tax credit                                           56,000         74,000
  Net operating loss carryforwards                                      1,439,000      1,052,000
  Other                                                                     3,000          4,000
                                                                      --------------------------

       Total deferred tax assets                                        3,617,000      3,142,000
                                                                      --------------------------

Deferred Tax Liabilities:
  Installment receivable gross profit deferred for tax purposes        (1,628,000)     (1,018,000)
  Tax amortization of loan fees in excess of book                        (102,000)        (80,000)
                                                                      ---------------------------
       Total deferred tax liabilities                                  (1,730,000)     (1,098,000)
                                                                      ---------------------------

Deferred Taxes                                                          1,887,000      2,044,000

Valuation allowance                                                          --         (760,000)
                                                                      --------------------------

Deferred Taxes -- Net                                                  $1,887,000     $1,284,000
                                                                      ==========================

A reconciliation of the income tax benefit and the amount that would be computed using statutory federal and state income tax rates for the years ended December 31, is as follows:


                                                1995        1994        1993
                                             ---------   ----------   ---------
Federal, computed on income before
 minority interest and income taxes           $197,000   $1,165,000   $ 949,000
Minority interest                             (170,000)    (490,000)   (277,000)
State, computed on income after
 minority interest and before income taxes      58,000      119,000     118,000
Deferred tax adjustment                        128,000         --          --
Decrease in valuation allowance               (760,000)    (956,000)   (890,000)
                                              --------    ---------   ---------
Income tax benefit                           $(547,000)  $ (162,000)  $(100,000)
                                             =========   ==========   =========

Tax benefits in 1993 resulted from decreases in the valuation allowance as a result of the accelerated profitability of the Los Abrigados resort and the related ability to utilize a portion of the net operating loss carryforwards and built in losses. In 1993, a deferred tax asset was recorded to reflect the future tax benefit of the Genesis net operating loss carryforwards and a valuation allowance was recorded to offset the full amount of the asset. In 1994, due to the continued profitability of Los Abrigados, the improvement in the Arizona real estate market and the development of tax strategies, which include the acquisition by Genesis of timeshare interests in resort properties that have historically been sold by the Company on a profitable basis, it was concluded that more likely than not a portion of the Genesis net operating loss carryforwards and the remainder of the Los Abrigados tax benefits would be utilized. Accordingly, the valuation allowance was reduced in 1994. In 1995, due to the continued expansion and profitability of timeshare activity it was determined that the balance of the Genesis NOL's would be utilized and the remaining valuation allowance was eliminated.

At December 31, 1995, ILX, excluding Genesis, had net operating loss ("NOL") carryforwards of approximately $1,237,000 which expire in 2001 through 2011. At December 31, 1995, Genesis had federal NOL carryforwards of approximately
$2,644,000 which expire in 2008 and state NOL carryforwards of $752,000 which expire in 1998. The Genesis losses are limited as to usage because they arise from built in losses of an acquired company and can only be utilized through earnings of Genesis.

Note 10 - Notes Payable

Notes payable consist of the following:                                            December 31,
                                                                          ------------------------
                                                                            1995            1994
                                                                          -----------   ----------
Note payable,  collateralized by deed of
   trust on Los Abrigados resort, interest
   at prime plus 1.25% (9.75% at
   December 31, 1995), due through 1996                                   $   805,000   $1,660,000

Note payable,  collateralized  by deed of trust
   on Golden  Eagle  Resort,  notes receivable,
   and an assignment of the Company's
   general partnership interest in LAP,
   interest at 12%, due through 1998                                        1,549,990      639,916

Note payable,  collateralized  by notes  receivable
   and deed of trust on Golden Eagle Resort,
   interest at prime plus 4% (12.5% at December
   31, 1995), due through 1998                                              1,195,716      626,265

Note payable, collateralized by deed of trust on
   Kohl's Ranch Lodge, interest at prime plus 1.25%
   (9.75% at December 31, 1995), due through 1998                             853,500         --

Note payable, collateralized by second deed of trust
   on Kohl's Ranch Lodge, interest at 8%, due through 2000                    334,800         --

Note payable,  collateralized  by notes  receivable
   and deed of trust on Kohl's Ranch Lodge,
   interest at prime plus 4% (12.5% at December 31, 1995),
   due through 2003                                                           338,849         --

Note payable, collateralized by deed of trust on land in
   Tucson, Arizona, interest at 9.75%, due through 1998                       701,400         --

Note  payable,  collateralized  by  notes  receivable
   and  deed of trust on Los Abrigados resort,
   interest at prime plus 4% (12.5% at December 31, 1995),
   due through 1998                                                           246,828      423,700

$500,000 revolving line of credit, unsecured, interest at
   prime plus 1.5% (10% at December 31, 1995), due 1996                          --        400,000

Construction note payable, collateralized by deed of trust
   on Varsity Clubs of America - Notre Dame, interest at 13%,
   due through 1998                                                         4,186,869      400,784

$400,000 revolving line of credit, unsecured, interest
   at prime plus 2% (10.5% at December 31, 1994), due 1996                    145,000      350,000

Note payable, collateralized by RRC building, interest
   at 8%, due through 1999                                                    180,000      225,000

Note payable, collateralized by notes receivable, interest at
   prime plus 2% (10.5% at December 31, 1995), due through 1997               160,841         --

Note payable, collateralized by deed of trust, interest
   at 7.375%, due through 2001                                                 63,701       72,272

Obligations under capital leases with interest at 9.5% to 14.7% (Note 17)     884,498      449,816

Other long-term commitment, advance rate at 12%, due through 2000           1,500,000         --

Other                                                                          42,953       38,476

Notes payable repaid during 1995                                                 --         45,448
                                                                          -----------   ----------
                                                                          $13,189,945   $5,331,677
                                                                          ===========   ==========

In November 1995, the Company entered into a management agreement with one of its timeshare lenders, with respect to the Los Abrigados resort. Pursuant to the terms of the agreement the Lender will advance $3.5 million, provide strategic planning and consultation with respect to timeshare sales of 3,500 Los Abrigados intervals and reduce the holdback requirements on timeshare paper purchased by the lender. The advance, plus a 12% cost of funds on the outstanding balance of the advance, will be repaid in cash and in kind from one-half the monthly cash flows from the sale of the 3,500 timeshare intervals. At December 31, 1995, the lender had advanced $1.5 million on its commitment.

Future maturities of notes payable are as follows:

         Year ending
         December 31,
         ------------

           1996                                $3,923,503
           1997                                 2,790,648
           1998                                 5,284,514
           1999                                   710,097
           2000                                   477,089
           Thereafter                               4,094
                                              -----------
                                              $13,189,945
                                              ===========

Scheduled future maturities may be prepaid to the extent that payments made of $1,000 per Los Abrigados timeshare interest, $2,180 per Varsity Clubs of America-Notre Dame timeshare interest and $800 per Kohl's Ranch Lodge timeshare interest sold exceed the scheduled payments on the loans. Any prepaid amounts will be applied to the scheduled payments in chronological order of maturity.

Note 11 - Notes Payable to Affiliates

Notes payable to affiliates consist of the following:

                                                                    December 31,
                                                             ----------------------------
                                                                1995             1994
                                                             ----------        ----------
Note payable, collateralized by LAP partnership
  interest, interest at 8%, due through 1999                   $927,868        $1,100,000

Note payable, collateralized by notes receivable,
 interest at 14%, due through 1997                              266,218           332,724

Note payable, collateralized by RRC common stock,
 interest at 10%, due through 1997                               63,826           225,426

Notes payable, collateralized by 320 timeshare interests
 in Los Abrigados resort, interest at 10%, due
 December 1999                                                  580,000              --

Notes payable repaid during 1995                                   --             342,434
                                                             ----------        ----------
                                                             $1,837,912        $2,000,584
                                                             ==========        ==========

Future maturities of notes payable to affiliates are as follows:

          Year ending
          December 31,
          ------------

             1996                            $229,335
             1997                             219,648
             1998                                --
             1999                           1,388,929
                                           ----------
                                           $1,837,912
                                           ==========

Total interest expense on notes payable to affiliates for the years ended December 31, 1995, 1994 and 1993 was approximately $222,000, $141,000, and
$153,000.

Note 12 - Minority Interests

Minority interests at December 31, 1995, include interests in LAP, the Arizona limited partnership which owns and operates the Los Abrigados resort, and Genesis of $2,814,881 and $217,534, respectively (Note 4).

LAP minority interests consist of LAP's limited partners' capital contributions, the limited partners' interests in the results of operations and cash distributions to the limited partners. The Company held a 71% interest in LAP until July 1, 1994, when it acquired the 7.5% Class A minority interest for $1,587,000, and as a result, at December 31, 1994, holds a 78.5% interest. Certain of the Class A partners are affiliates of the Company. Non-affiliates received $365,250 in cash for their partnership interests and affiliates received $6,000 cash and $1,215,750 in notes (Note 11). The cost in excess of the minority interest balance at the date of acquisition was recorded as an increase in resort property held for timeshare sales in the amount of $813,051. The 21.5% remaining minority interest at December 31, 1995, is held by the Class B limited partners whose capital contributions of $500,000 bear interest at 13.5%, payable quarterly.

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

Included in due to affiliates at December 31, 1995 and 1994, is approximately $17,000 and $17,000 in Class B interest.

A reconciliation of LAP minority interests from 1993 to 1995 is as follows:

    Balance December 31, 1993                                   $2,136,338
       Income allocated to Class A
         and B Partners                                          1,204,263
       Distributions paid or accrued                              (126,403)
       Acquisition of Class A Partner interests                   (773,949)
                                                                ----------
    Balance December 31, 1994                                    2,440,249
       Income allocated to Class B Partners                        374,632
                                                                ----------
    Balance December 31, 1995                                   $2,814,881
                                                                ==========

Note 13 - Commitments

Future minimum lease payments on noncancelable operating leases are as follows:

          Year ending
          December 31,
          ------------
             1996                           $362,000
             1997                            148,000
             1998                             36,000
             1999                             26,000
             2000                              6,000
                                            --------
                                            $578,000
                                            ========

Total rent expense for the years ended December 31, 1995, 1994 and 1993, was approximately $490,000, $449,000, and $316,000.

Note 14 - Shareholders' Equity

Preferred Stock

At December 31, 1995 and 1994, preferred stock includes 66,011 and 77,278 shares of the Company's Series A Preferred Stock carried at $660,110 and $772,780, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, will be entitled to annual dividend payments of $.80 per share. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per timeshare interest sold in the Los Abrigados resort to a mandatory dividend sinking fund. At December 31, 1995, notes receivable in the amount of approximately $370,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

At December 31, 1995 and 1994, preferred stock includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for one share of preferred stock.

Both the Series A and Series B preferred stock may, at the holder's election, be exchanged under certain conditions for lodging certificates or, after payment of $2,100 each, for Los Abrigados timeshare interests. The Company estimates that the future cash obligations in respect to these in-kind redemptions is less than $151,000.

At December 31, 1995 and 1994, preferred stock includes 290,472 and 298,035 shares of the Company's Series C Convertible Preferred Stock carried at $800,024 and $820,975, respectively (Note 4). The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends are not declared in any year prior to the fifth anniversary of the merger date (November 1,
1993), such undeclared dividends ("Dividend Arrearage") may be converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of five shares of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $6 in Dividend Arrearages. During 1995 and 1994, 7,524 and 7,260 Series C convertible shares were exchanged for 12,540 and 12,100 common shares, respectively. During 1995, 1,857 common shares were issued to exchanging shareholders for their 1994 and 1995 dividend arrearage. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

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

In March 1994, the Company issued warrants for 100,000 shares of ILX restricted common stock exercisable at a price of $1.625 per share, the approximate market value at date of issuance. The warrants were issued in conjunction with the early collection in March 1994, of a note receivable with a due date of December 31, 1997, in the amount of $900,000.

During 1994, 24,616 shares of restricted common stock valued at $29,232 were issued in exchange for services provided to the Company. The stock was valued at the approximate market price on the date of the agreement.

During 1995, the Company acquired 20,000 shares of its common stock for $25,037. The acquired shares have been recorded as treasury stock.

During 1995, the Company granted 36,100 shares of restricted common stock valued at $26,837, to employees in exchange for services provided.

Effective June 1995, the Company entered into a one year consulting agreement for investor relations, broker relations and public relations services. In exchange for the services to be provided, the Company issued 50,000 shares of restricted common stock and will issue an additional 50,000 shares in 1996. The shares have been valued at $1.1875 per share and the cost is being recognized over a one year period. In addition, the Company granted options for 400,000 shares of common stock at $1.25 per share and 100,000 shares of common stock at $1.625 per share. The options expire in June 1997.

In June 1995, the Company issued 120,000 shares of restricted common stock, valued at $2 per share, which was the approximate market price at the date of issuance, in conjunction with the acquisition of the Kohl's Ranch Lodge (Note
3).

Note 15 - Employee Stock Option Plan

The Company has adopted 1987, 1992 and 1995 Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plan shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five year period from date of grant if the optionee was a ten percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten percent shareholder. The aggregate number of shares which may be issued under the Plans shall not exceed 1,341,376 shares.

Stock option transactions are summarized as follows:

  Outstanding at December 31, 1992                331,336
  Options granted                                  56,250
  Options canceled                               (225,000)
                                                 --------
  Outstanding at December 31, 1993                162,586
  Options exercised                              (162,586)
  Options granted                                 508,000
  Options canceled                               (180,000)
                                                 --------
  Outstanding at December 31, 1994                328,000

  Options granted                                 550,000
  Options canceled                                 (5,000)
                                                 --------
  Outstanding at December 31, 1995                873,000
                                                 ========


The exercise price on the options exercised during 1994 was $.40 per share for 62,586 shares and $.685 for 100,000 shares. The exercise price for options granted in 1995 ranged from $1.25 to $1.625 per share, for options granted in 1994 ranged from $1.625 to $2.00 per share, and for options granted in 1993 was $.875 per share. The exercise price for options outstanding at December 31, 1995, ranged from $1.25 to $1.625 per share. Options outstanding at December 31, 1995, have expiration dates as follows:

                  Year Ending              Options for
                 December 31,                Shares
                 -----------               ----------
                     1996                     38,000
                     1997                    500,000
                     1999                     62,500
                     2000                     50,000
                     2004                    222,500
                                             -------
                                             873,000
                                             =======

Note 16 - Related Party Transactions

In addition to the related party transactions described in notes 2, 3, 5, 7, 11, 12 and 14, the Company had the following related party transactions:

The Company leases from affiliates 41 timeshare interests in the Stonehouse at Los Abrigados at the rate of $1,000 per time share unit per year, through October 1, 1996, payable on a quarterly basis. The Company paid $41,000 per year in lease payments to affiliates for the years ended December 31, 1995, 1994 and 1993. In addition, in 1993, the Company made lease payments to affiliates of $52,424 for use of the Stonehouse for periods prior to 1992. The affiliates pay maintenance fees to the Company on an annual basis for their ownership intervals of $650 per interval in 1995, $375 per interval in 1994 and $345 per interval in 1993.

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

In December 1995, in exchange for modification of the terms of the note payable to the affiliate, the Company provided the affiliate with an option to convert, at maturity, the $927,868 note balance into shares of ILX common stock at the price of $2 per share (Note 11).

In December 1995, in exchange for modification of the terms of note payables to affiliates, the Company provided the affiliates the option to convert, at maturity, the $580,000 note balances into shares of ILX common stock at the price of $2 per share (Note 11).

In December 1995, the Company sold its Red Rock Collection building to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note secured by a deed of trust on the building (Note 10). The Company has leased back the building for a one year term, with four one year options to renew.

Note 17 - Capital Leases

Leased assets included in resort property held for timeshare sales and property and equipment totaled $900,150 and $454,386 (net of accumulated amortization of $227,527 and $454,386) at December 31, 1995 and 1994, respectively. The leases expire through 2000. Future minimum lease payments at December 31 are as follows:

         1996                                         $ 322,964
         1997                                           275,925
         1998                                           219,614
         1999                                           188,020
         2000                                            83,406
                                                      ---------

         Total                                        1,089,929
         Less amounts representing interest             205,431
                                                      ---------
         Net minimum lease payments                   $ 884,498
                                                      =========

Note 18 - Subsequent Events

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort and extended the maturity date to June 1998 (Note 10).

In March 1996, the Company, through a subsidiary, became the managing general partner of the partnership which owns the Lomacasi Resort in Sedona, Arizona, a
5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution. The resort is encumbered by the non-recourse deeds of trust on the property totaling approximately $2.2 million, including accrued interest. The Company intends to initially use the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office. The Company may offer timeshare interests in the resort in the future.


Note 19 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:

                                                   1995
                                                   ----
                                             Three months ended
                        ----------------------------------------------------
                         March 31      June 30    September 30   December 31
                        ----------   ----------    ----------    -----------

Revenues                $6,836,797   $8,096,470    $8,410,608    $8,735,174
Operating income           819,623    1,193,613       326,287    (1,122,684)
Net income                 402,565      644,621       492,913      (915,436)
Net income per share           .03          .05           .04          (.07)

                                                   1994
                                                   ----
                                             Three months ended
                        ----------------------------------------------------
                         March 31      June 30    September 30   December 31
                        ----------   ----------    ----------    -----------

Revenues                $6,334,998   $8,025,982    $8,196,292    $7,393,397
Operating income         1,173,947    1,347,869     1,167,184         1,067
Net income                 721,183      804,682       469,056       153,366
Net income per share           .06          .06           .04           .01


The reduced operating income and net income in the fourth quarter 1995 is due primarily to write-offs of bond offering costs and VCA land deposits and associated costs.

The reduced net income in the third quarter 1994 is due to recognition of income taxes of $241,818.

The reduced operating income in the fourth quarter 1994 is due to amortization of RRC deferred costs and recognition of VCA marketing costs (Notes 5 and 6).

Note 20 - Disclosures About Fair Values of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying value of cash and cash equivalents, notes receivable, accounts payable, notes payable and notes payable to affiliates are a reasonable estimate of their fair value.

                                   Signatures

                  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized, on the 27th day of March, 1996.

                                ILX Incorporated
                                  (Registrant)

                              By Joseph P. Martori
                                 -----------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Title                                 Date
----------                  -----                                 ----


/s/ Joseph P. Martori       Chairman of the Board           As of March 27, 1996
-----------------------
Joseph P. Martori


/s/ Nancy J. Stone          President, Chief Financial      As of March 27, 1996
-----------------------     Officer
Nancy J. Stone              and Director


/s/ Denise L. Janda         Vice President and Controller   As of March 27, 1996
-----------------------
Denise L. Janda


/s/ Edward J. Martori       Director                        As of March 27, 1996
-----------------------
Edward J. Martori


/s/  Ronald D. Nitzberg     Director                        As of March 27, 1996
-----------------------
Ronald D. Nitzberg


/s/ Luis C. Acosta          Director                        As of March 27, 1996
-----------------------
Luis C. Acosta


/s/ Steven R. Chanen        Director                        As of March 27, 1996
-----------------------
Steven R. Chanen


/s/ James W. Myers          Director                        As of March 27, 1996
-----------------------
James W. Myers

                                ILX INCORPORATED

                                  SCHEDULE IX
                       RESERVE FOR POSSIBLE CREDIT LOSSES
               FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995

                                                 Charged
                         Balance at  Charged to  to Other             Balance at
                         Beginning   Costs and  Accounts- Deductions-   End of
                         of Period    Expenses  Describe  Describe(a)   Period
                         ---------    --------  --------  --------   ------

Reserve for        1995  $1,263,000  1,235,000     --       87,000    $2,411,000
possible credit          ==========  =========   ======    =======   ==========
losses

Reserve for        1994  $  816,000    764,000   28,000(b) 345,000    $1,263,000
possible credit          ==========  =========   ======    =======    ==========
losses

Reserve for        1993  $  692,000    667,000     --      543,000    $  816,000
possible credit          ==========  =========   ======    =======    ==========
losses

(a) Deductions represent the write-off of notes deemed uncollectible.

(b) Recoveries of prior year write-offs.

                                    Exhibits
                                       to
                                 1995 Form 10-K

                                ILX INCORPORATED

                                  EXHIBIT INDEX


Exhibit
No.     Description                                                   Method of Filing
---     -----------                                                   ----------------
3 (i)-1 Articles of Incorporation                                     Incorporated by reference to
        of International Leisure                                      Exhibit 3-A of S-1
        Enterprises Incorporated,                                     No. 33-16122
        filed October 8, 1986

3 (i)-2 Articles of Amendment to                                      Incorporated by reference to
        the Articles of Incorporation                                 Exh. 3-C of 1990 10-K
        of International Leisure
        Enterprises Incorporated,
        filed August 31, 1987

3 (i)-3 Articles of Amendment to                                      Incorporated by reference to
        the Articles of Incorporation                                 Exh. 3 (i)-3 of 1994 10-K/A-3
        of International Leisure
        Enterprises Incorporated,
        filed October 19, 1987

3 (i)-4 Articles of Amendment to the Articles                         Incorporated by reference to
        of Incorporation of International Leisure                     Exh. 3 (i)-4 of 1994 10-K/A-3
        Enterprises Incorporated, filed May 3, 1990

3 (i)-5 Articles of Amendment to the Articles                         Incorporated by reference to
        of Incorporation of International Leisure                     Exh. 3-C(a) of 1993 10-K
        Enterprises Incorporated (Changed by
        this Amendment to ILX Incorporated),
        filed June 28, 1993

3 (ii)-1Amended and Restated Bylaws of International                  Incorporated by reference to
        Leisure Enterprises Incorporated, dated                       Exh. 3-D of 1990 10-K
        October 26, 1987

4-1     Certificate of Designation, Preferences, Rights,              Incorporated by reference to
        and Limitations of Series A Preferred Stock,                  Exh. 10-81 of 1991 10-K
        $10.00 par value of International Leisure
        Enterprises Incorporated, filed September 5, 1991

4-2     Certificate of Designation, Preferences, Rights,              Incorporated by reference to
        and Limitations of Series B Preferred Stock,                  Exh. 10-82 of 1991 10-K
        $10.00 par value of International Leisure
        Enterprises Incorporated, filed September 5, 1991

4-3     Certificate of Designation of Series C Preferred              Incorporated by reference to
        Stock, filed April 30, 1993                                   Exh. 10-118 of 1993 10-K

10-1    1987 Stock Option Plan                                        Incorporated by reference to
                                                                      Exh. 10-1 of S-1
                                                                      No. 33-16122

10-2    Form of Stock Option Agreement between                        Incorporated by reference to
        International Leisure Enterprises Incorporated                Exh. 10-2 of S-1
        and Option Holder                                             No. 33-16122

10-3    1992 Stock Option Plan                                        Incorporated by reference to
                                                                      Exh. 10-97 of 1992 10-K
10-4    1995 Stock Option Plan

10-5    Agreement to Purchase Series B Preferred Stock                Incorporated by reference to
        between Wm. Robert Burns and Paige Phillips                   Exh. 10-94 of 1992 10-K
        Burns and International Leisure Enterprises
        Incorporated, dated May 1, 1992

10-6    Agreement and Plan of Merger among ILE                        Incorporated by reference to
        Acquisition Corporation, International Leisure                Exh. 10-105 of 1992 10-K
        Enterprises Incorporated and Genesis Investment
        Group, Inc., dated March 15, 1993

10-7    First Amendment to Agreement and Plan of                      Incorporated by reference to
        Merger between ILE Acquisition Corporation,                   Exh. 10-105 (a) of 1993 10-K
        International Leisure Enterprises Incorporated
        and Genesis Investment Group Inc., dated
        April 22, 1993

10-8    Agreement among ILX Incorporated, Martori Enterprises
        Incorporated, Los Abrigados Partners Limited Partnership,
        Red Rock Collection Incorporated, Edward John Martori and Joseph P. Martori as Trustee for Cynthia J. Polich
        Irrevocable  Trust dated June 1, 1989, dated December
        29, 1995

10-9    All Inclusive Purchase Money Promissory Note                  Incorporated by reference to
        Secured by All-Inclusive Purchase Money Deed                  Exh. 10-70 of 1994 10-K/A-3
        of Trust to GPH Properties, Inc. from Red Rock
        Collection Incorporated, dated January 18, 1994

10-10   Lease Agreement between Edward John Martori and Red
        Rock Collection Incorporated, dated December 29, 1995

10-11   Stock Purchase Agreement between Martori                      Incorporated by reference to
        Enterprises Incorporated and ILX Incorporated,                Exh. 10-116 of 1993 10-K
        dated December 30, 1993
        (Red Rock Collection Incorporated)

10-12   Installment Promissory Note ($150,000) to Martori             Incorporated by reference to
        Enterprises Incorporated by ILX Incorporated,                 Exh. 10-15 of 1994 10-K/A-3
        dated February 11, 1994

10-13   Stock Purchase Agreement between Alan R.                      Incorporated by reference to
        Mishkin and Carol Mishkin, and ILX Incorporated,              Exh. 10-117 of 1993 10-K
        dated December 30, 1993
        (Red Rock Collection Incorporated)

10-14   Installment Promissory Note ($150,000) to Alan                Incorporated by reference to
        R. Mishkin and Carol Mishkin by ILX Incorporated,             Exh. 10-17 of 1994 10-K/A-3
        dated February 11, 1994

10-15   First Amended Certificate of Limited Partnership              Incorporated by reference to
        and Amended Agreement of Los Abrigados                        Exh. 10-77 of 1991 10-K
        Partners Limited Partnership, dated
        September 9, 1991

10-16   Certificate of Amendment of Limited Partnership               Incorporated by reference to
        for Los Abrigados Partners Limited Partnership,               Exh. 10-6 of 1994 10-K/A-3
        dated November 11, 1993

10-17   Certificate of Amendment of Limited Partnership               Incorporated by reference to
        for Los Abrigados Partners Limited Partnership,               Exh. 10-7 of 1994 10-K/A-3
        dated July 1, 1994

10-18   First Amendment to Amended Agreement of
        Los Abrigados Partners Limited Partnership, dated February 9, 1996

10-19   Loan Agreement between The Steele Foundation,                 Incorporated by reference to
        Inc., ILX Incorporated and Los Abrigados Partners             Exh. 10-111 of 1993 10-K
        Limited Partnership, dated July 21, 1993

10-20   Second Modification Agreement between ILX                     Incorporated by reference to
        Incorporated, Los Abrigados Partners Limited                  Exh. 10-36 of 1994 10-K/A-3
        Partnership, ILE Sedona Incorporated, and The
        Steele Foundation, Inc., dated December 20, 1994

10-21   Assignment of Beneficial Interest under Promissory            Incorporated by reference to
        Note, Deed of Trust and Title Policy to Daniel                Exh. 10-37 of 1994 10-K/A-3
        Cracchiolo as Personal Representative of the Estate
        of Ethel Steele by Genesis Investment Group,
        Inc., dated June 17, 1994

10-22   Continuing Guaranty to Daniel Cracchiolo as Personal          Incorporated by reference to
        Representative of the Estate of Ethel Steele by ILX           Exh. 10-38 of 1994 10-K/A-3
        Incorporated, dated June 17, 1994

10-23   Purchase and Sale Agreement between Edward                    Incorporated by reference to
        J. Martori, Martori Enterprises Incorporated,                 Exh. 10-8 of 1994 10-K/A-3
        Jerome M. White, Guadalupe Iniguez (as Trustee),
        Wedbush Morgan Securities (IRA), and Joseph
        P. Martori (as Trustee) and ILX Incorporated,
        dated July 1, 1994

10-24   Installment Promissory Note ($1,000,000) to                   Incorporated by reference to
        Edward J. Martori by ILX Incorporated, dated                  Exh. 10-9 of 1994 10-K/A-3
        July 1, 1994

10-25   Installment Promissory Note ($100,000) to                     Incorporated by reference to
        Martori Enterprises Incorporated by ILX                       Exh. 10-10 of 1994 10-K/A-3
        Incorporated, dated July 1, 1994

10-26   Amendment to Purchase and Sale Agreement                      Incorporated by reference to
        between Edward J. Martori, Martori Enterprises                Exh. 10-11 of 1994 10-K/A-3
        Incorporated, Wedbush Morgan Securities
        (IRA), and Joseph P. Martori (as Trustee) and
        ILX Incorporated, dated January 3, 1995

10-27   Installment Promissory Note ($57,875) to                      Incorporated by reference to
        Wedbush Morgan Securities (IRA) by ILX                        Exh. 10-12 of 1994 10-K/A-3
        Incorporated, dated January 1, 1995

10-28   Installment Promissory Note ($57,875) to                      Incorporated by reference to
        Joseph P. Martori (as Trustee) by ILX                         Exh. 10-13 of 1994 10-K/A-3
        Incorporated, dated January 1, 1995

10-29   Agreement between BIS-ILE Associates, Arthur                  Incorporated by reference to
        J. Martori and Alan R. Mishkin, dated                         Exh. 10-72 of 1990 10-K
        March 28, 1991

10-30   Supplemental Agreement between BIS-ILE                        Incorporated by reference to
        Associates, Arthur J. Martori and Alan R. Mishkin,            Exh. 10-72 (a) of 1990 10-K
        dated March 28, 1991

10-31   Guarantee Fee Agreement between Los Abrigados                 Incorporated by reference to
        Partners Limited Partnership and Arthur J.                    Exh. 10-79 of 1991 10-K
        Martori and Alan R. Mishkin, dated
        September 9, 1991

10-32   License Agreement between Los Abrigados                       Incorporated by reference to
        Partners Limited Partnership and those certain                Exh. 10-83 of 1991 10-K
        participants, dated September 1, 1991

10-33   Promissory Note ($900,000) to Cynthia J. Polich Irrevocable   Incorporated by reference to
        Trust and Edward John Martori by Los Abrigados Partners       Exh. 10-1 9/30/95 10-Q/A
        Limited Partnership and ILX Incorporated, dated July 27, 1995

10-34   Deed of Trust and Assignment of Rents to Cynthia J. Polich    Incorporated by reference to
        Irrevocable Trust and Edward John Martori by Los Abrigados    Exh. 10-2  9/30/95 10-Q/A
        Partners Limited Partnership, dated July 27, 1995

10-35   Financing Agreement between Martori Enterprises               Incorporated by reference to
        Incorporated and International Leisure Enterprises            Exh. 10-91 of 1991 10-K
        Incorporated, dated January 13, 1992

10-36   Financing Agreement between Martori Enterprises               Incorporated by reference to
        Incorporated and Los Abrigados Partners Limited               Exh. 10-96 of 1992 10-K
        Partnership, dated August 31, 1992

10-37   Financing and Security Agreement between                      Incorporated by reference to
        Martori Enterprises Incorporated and International            Exh. 10-109 of 1993 10-K
        Leisure Enterprises Incorporated, dated
        May 15, 1993

10-38   Secured Promissory Note and Security Agreement                Incorporated by reference to
        and Financing Statement between Martori                       Exh. 10-110 of 1993 10-K
        Enterprises Incorporated and International
        Leisure Enterprises Incorporated, dated
        June 11, 1993

10-39   Real Estate Purchase Contract between Indian                  Incorporated by reference to
        Wells Partners, Ltd., Los Abrigados Partners                  Exh. 10-98 of 1992 10-K
        Limited Partnership and International Leisure
        Enterprises Incorporated, dated December 18, 1992

10-40   Option Agreement between Indian Wells Partners,               Incorporated by reference to
        Ltd. and Martori Enterprises Incorporated,                    Exh. 10-29 of 1994 10-K/A-3
        dated March 31, 1994

10-41   Assignment of Option by Martori Enterprises                   Incorporated by reference to
        Incorporated to Genesis Investment Group, Inc.,               Exh. 10-30 of 1994 10-K/A-3
        dated September 15, 1994

10-42   Lease Agreement between Indian Wells Partners,                Incorporated by reference to
        Ltd. and Los Abrigados Partners Limited                       Exh. 10-99 of 1992 10-K
        Partnership, dated December 21, 1992

10-43   Second Amendment to Lease Agreement                           Incorporated by reference to
        between Indian Wells Partners, Ltd. and Los                   Exh. 10-32 of 1994 10-K/A-3
        Abrigados Partners Limited Partnership,
        dated March 31, 1994

10-44   Warrant Agreement (50,000 Shares of Common                    Incorporated by reference to
        Stock) between Lawrence S. Held and ILX                       Exh. 10-33 of 1994 10-K/A-3
        Incorporated, dated March 31, 1994

10-45   Warrant Agreement (50,000 Shares of Common                    Incorporated by reference to
        Stock) between Jerome M. White and ILX                        Exh. 10-34 of 1994 10-K/A-3
        Incorporated, dated March 31, 1994

10-46   Loan Agreement ($5,000,000) between The                       Incorporated by reference to
        Valley National Bank and Los Abrigados                        Exh. 10-76 of 1991 10-K
        Partners Limited Partnership,
        dated September 9, 1991

10-47   Modification Agreement ($5,000,000) between                   Incorporated by reference to
        Bank One, Arizona, NA and Los Abrigados                       Exh. 10-114 of 1993 10-K
        Partners Limited Partnership,
        dated October 22, 1993

10-48   Second Modification Agreement ($5,000,000)                    Incorporated by reference to
        between Bank One, Arizona, NA and Los                         Exh. 10-43 of 1994 10-K/A-3
        Abrigados Partners Limited Partnership,
        dated October 4, 1994 additional advance
        including repayment of prior $750,000 loan)

10-49 Third Modification Agreement ($5,000,000) between Bank One, Arizona, NA and Los
        Abrigados Partners Limited Partnership,
        dated January 25, 1996 (additional advance)

10-50   Secured Promissory Note ($2,485,000) to Bank
        One, Arizona, NA by Los Abrigados Partners
        Limited Partnership, dated January 25, 1996

10-51   Letter of Commitment between Tammac Financial                 Incorporated by reference to
        Corp. and Los Abrigados Partners Limited                      Exh. 10-52 of 1994 10-K/A-3
        Partnership, dated July 20, 1994

10-52   Financing Agreement between Tammac Financial                  Incorporated by reference to
        Corp. and Los Abrigados Partners Limited                      Exh. 10-88 of 1991 10-K
        Partnership, dated September 10, 1991

10-53   Amendment to Commitment Letter, Financing                     Incorporated by reference to
        Agreement and Reaffirmation of Various Loan                   Exh. 10-88 (a) of 1993 10-K
        Documents between Tammac Financial
        Corp., Los Abrigados Partners Limited
        Partnership and International Leisure Enterprises
        Incorporated, dated March 31, 1993

10-54   Third Amendment to Financing Agreement between                Incorporated by reference to
        Tammac Financial Corp. and Los Abrigados                      Exh. 10-55 of 1994 10-K/A-3
        Partners Limited Partnership, dated September 7, 1994

10-55   Amended and Restated Continuing Guaranty to                   Incorporated by reference to
        Tammac Financial Corporation by ILX Incorporated,             Exh. 10-56 of 1994 10-K/A-3
        dated September 7, 1994

10-56   Loan and Security Agreement between Tammac                    Incorporated by reference to
        Financial Corp. and Los Abrigados Partners                    Exh. 10-53 of 1994 10-K/A-3
        Limited Partnership, dated September 7, 1994

10-57   Promissory Note ($499,859.15) to Tammac Financial             Incorporated by reference to
        Corp. by Los Abrigados Partners Limited Partnership,          Exh. 10-54 of 1994 10-K/A-3
        dated September 7, 1994

10-58   Contract of Sale of Membership Agreements and                 Incorporated by reference to
        Installment Purchase Agreements with Recourse                 Exh. 10-112 of 1993 10-K
        between Resort Funding, Inc. and Los Abrigados
        Partners Limited Partnership, dated
        September 14, 1993

10-59   Management Agreement between Bennett Funding                  Incorporated by reference to
        International, Ltd. and Los Abrigados Partners Limited        Exh 10 (c) S-2 No. 33-61477
        Partnership, ILE Sedona Incorporated, and ILX Incorporated
        dated November 21, 1995 (Los Abrigados Resort)

10-60   Promissory Note ($255,000) to Firstar Metropolitan Bank
        & Trust from Los Abrigados Partners Limited Partnership and ILX Incorporated, dated April 28, 1995

10-61   Financing Agreement ($255,000) between Firstar
        Metropolitan Bank & Trust and Los Abrigados Partners
        Limited Partnership and ILX Incorporated, dated September 10, 1991

10-62   Promissory Note to Firstar Metropolitan Bank                  Incorporated by reference to
        and Trust from Los Abrigados Partners Limited                 Exh. 10-115 of 1993 10-K
        Partnership, dated November 8, 1993

10-63   Change in Terms Agreement ($400,000) between                  Incorporated by reference to
        Los Abrigados Partners Limited Partnership and                Exh. 10-49 of 1994 10-K/A-3
        Firstar Metropolitan Bank and Trust, dated
        November 8, 1994

10-64   Change in Terms Agreement ($400,000) between
        Los Abrigados Partners Limited Partnership and
        Firstar Metropolitan Bank and Trust, dated
        November 8, 1995

10-65   Agreement for Purchase and Sale of Kohl's                     Incorporated by reference to
        Ranch between Kohl's Ranch Associates and                     Exh. 10-74 of 1994 10-K/A-3
        ILX Incorporated, dated March 10, 1995                        Exh. 10-1 6/30/95 10-Q/A-2
        (Kohl's Ranch)

10-66   Promissory Note ($367,750) to Kohl's Ranch Associates         Incorporated by reference to
        by ILX Incorporated, dated June 1, 1995 (Kohl's Ranch)        Exh. 10-2 6/30/95 10-Q/A-2

10-67   Fourth Modification Agreement and Assumption Agreement        Incorporated by reference to
        between Bank One, Arizona, NA and ILX Incorporated            Exh. 10-4 6/30/95 10-Q/A-2
        dated June 1, 1995 (Kohl's Ranch)

10-68   Letter of Commitment between Tammac Financial Corp.           Incorporated by reference to
        and ILX Incorporated, dated June 19, 1995 (Kohl's Ranch)      Exh. 10-5 6/30/95 10-Q/A-2

10-69   Promissory Note ($10,000,000) to Tammac Financial Corp.       Incorporated by reference to
        by ILX Incorporated, dated August 25, 1995 (Kohl's Ranch)     Exh. 10-3 9/30/95 10-Q/A

10-70   Loan and Security Agreement between Tammac Financial Corp.    Incorporated by reference to
        and ILX Incorporated, dated August 25, 1995 (Kohl's Ranch)    Exh. 10-4 9/30/95 10-Q/A

10-71   Letter of Commitment between Tammac Financial                 Incorporated by reference to
        Corp. and ILX Incorporated, dated July 20, 1994               Exh. 10-57 of 1994 10-K/A-3
        (Golden Eagle Resort)

10-72   Loan and Security Agreement between Tammac                    Incorporated by reference to
        Financial Corp. and ILX Incorporated, dated                   Exh. 10-58 of 1994 10-K/A-3
        September 7, 1994
        (Golden Eagle Resort)

10-73   Promissory Note ($2,000,000) to Tammac                        Incorporated by reference to
        Financial Corp. by ILX Incorporated, dated                    Exh. 10-59 of 1994 10-K/A-3
        September 7, 1994
        (Golden Eagle Resort)

10-74   Amended and Restated Financing Agreement                      Incorporated by reference to
        between Tammac Financial Corp. and ILX                        Exh. 10-60 of 1994 10-K/A-3
        Incorporated, dated September 7, 1994
        (Golden Eagle Resort)

10-75   Option Agreement between Imperial Properties and              Incorporated by reference to
        ILX Incorporated, dated July 25, 1994                         Exh. 10-71 of 1994 10-K/A-3

10-76   Joint Venture Agreement between Chanen                        Incorporated by reference to
        Development Company, Inc. and ILE Sedona                      Exh. 10-72 of 1994 10-K/A-3
        Incorporated, dated September 28, 1994

10-77   First Amended Certificate of Limited Partnership and
        Amended Agreement of The Sedona Real Estate Limited
        Partnership #1, dated March 1, 1996 (Lomacasi Resort)

10-78   Letter Agreement dated February 27, 1996 (Lomacasi Resort)

10-79   Letter of Commitment between Bennett Funding                  Incorporated by reference to
        International, Ltd. and VCA South Bend Incorporated,          Exh. 10-62 of 1994 10-K/A-3
        dated August 18, 1994

10-80   Construction Loan Agreement between Bennett Funding           Incorporated by reference to
        International, Ltd. and VCA South Bend Incorporated,          Exh. 10-63 of 1994 10-K/A-3
        dated October 4, 1994

10-81   Construction Promissory Note ($5,000,000) to Bennett          Incorporated by reference to
        Funding International, Ltd. by VCA South Bend                 Exh. 10-64 of 1994 10-K/A-3
        Incorporated, dated October 4, 1994


10-82   Guaranty and Subordination Agreement (Construction            Incorporated by reference to
        Loan) to Bennett Funding International, Ltd. by               Exh. 10-65 of 1994 10-K/A-3
        ILX Incorporated, dated August 18, 1994

10-83   Contract of Sale of Timeshare Receivables with                Incorporated by reference to
        Recourse between Bennett Funding International,               Exh. 10-66 of 1994 10-K/A-3
        Ltd. and VCA South Bend Incorporated, dated
        August 18, 1994

10-84   Guaranty and Subordination Agreement (Receivables             Incorporated by reference to
        Financing) to Bennett Funding International, Ltd. by          Exh. 10-67 of 1994 10-K/A-3
        ILX Incorporated, dated August 18, 1994

10-85   Standard Form of Agreement between Owner and                  Incorporated by reference to
        Contractor between Walton Constuction Company,                Exh. 10-73 of 1994 10-K/A-3
        Inc. and VCA South Bend Incorporated, dated
        October 10, 1994

10-86   Contract for Sale between City of Tucson and ILX              Incorporated by reference to
        Incorporated, dated June 16, 1995                             Exh. 10-6 6/30/95 10-Q/A-2

10-87   Assignment of Contract for Sale from ILX Incorporated to      Incorporated by reference to
        VCA Tucson Incorporated, dated July 17, 1995                  Exh. 10-7 6/30/95 10-Q/A-2

10-88   Articles of Limited Partnership between Hotel Syracuse        Incorporated by reference to
        Timeshare Corporation and Syracuse Project Incorporated,      Exh. 10-6 9/30/95 10-Q/A
        dated August 15, 1995

10-89   Agreement of Purchase and Sale of Real Property,              Incorporated by reference to
        Improvements and Associated Personalty between Hotel          Exh. 10-7 9/30/95 10-Q/A
        Syracuse, Inc. and Orangemen Club Limited Partnership,
        dated September 12, 1995

10-90   Letter of Commitment between Resort Service Company, Inc.     Incorporated by reference to
        and Orangemen Club Limited Partnership, dated August 9, 1995  Exh. 10-5 9/30/95 10-Q/A

10-91   Service Agreement between Hotel Syracuse, Inc. and            Incorporated by reference to
        Orangemen Club Limited Partnership,                           Exh. 10-8 9/30/95 10-Q/A
        dated September 12, 1995

10-92   Loan Agreement ($500,000) between Bank One,                   Incorporated by reference to
        Arizona, NA and ILX Incorporated,                             Exh. 10-46 of 1994 10-K/A-3
        dated October 4, 1994

10-93   Modification  Agreement ($500,000) between Bank One,
        Arizona, NA and ILX Incorporated, dated October 4, 1995

10-94   Promissory Note ($500,000) to Bank One,                       Incorporated by reference to
        Arizona, NA by ILX Incorporated, dated                        Exh. 10-47 of 1994 10-K/A-3
        October 4, 1994

10-95   Consulting Agreement between Investor Resource                Incorporated by reference to
        Services, Inc. and ILX Incorporated                           Exh. 10 (a) S-2 No. 33-61477

10-96   Consulting Agreement between Universal Solutions, Inc.        Incorporated by reference to
        and ILX Incorporated                                          Exh 10 (b) S-2 No. 33-61477

21-1    List of Subsidiaries of ILX Incorporated

27-1    The Registrant's 1995 Financial Data Schedule