Form 10-Q
period 1996-03-31
ILX INC/AZ/
filed 1996-05-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended March 31, 1996             Commission File Number 33-16122
                      --------------                                    --------


                                ILX INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)


           ARIZONA                                       86-0564171
- ---------------------------------           ------------------------------------
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


                              Yes  X                  No
                                 ------                 ------


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


             Class                                 Outstanding at March 31, 1996
- -------------------------------                    -----------------------------
Common Stock, without par value                          12,758,021 shares
Preferred Stock, $10 par value                            400,893 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,              December 31,
                                                                                 1996                     1995
                                                                                 ----                     ----
                                                                              (Unaudited)
Assets
     Cash and cash equivalents                                                $3,463,828               $3,746,518
     Notes receivable, net                                                     9,491,021                8,785,487
     Resort property held for timeshare sales                                 16,713,110               17,191,791
     Resort property under development                                         1,129,645                1,119,080
     Land held for sale                                                        1,547,493                1,545,184
     Deferred assets                                                             365,997                  451,496
     Property and equipment, net                                               2,932,498                  835,485
     Deferred income taxes                                                     1,713,710                1,887,021
     Other assets                                                              2,188,737                2,190,451
                                                                            ------------             ------------
                                                                             $39,546,039              $37,752,513
                                                                             ===========              ===========

Liabilities and Shareholders' Equity

     Accounts payable                                                         $2,111,547               $2,313,638
     Accrued and other liabilities                                             1,448,042                1,793,160
     Genesis funds certificates                                                1,348,793                1,366,843
     Due to affiliates                                                           226,005                  440,629
     Deferred income                                                               3,298                    2,869
     Notes payable                                                            16,159,897               13,189,945
     Notes payable to affiliates                                               1,785,450                1,837,912
                                                                             -----------              -----------
                                                                              23,083,032               20,944,996
                                                                              ----------               ----------

Minority Interests                                                             2,492,293                3,032,415
                                                                               ---------                ---------

Shareholders' Equity

     Preferred stock, $10 par value; 10,000,000 shares authorized;
       400,893 and 411,483 shares issued and outstanding; liquidation
       preference  of $4,008,930 and $4,114,830, respectively                  1,485,029                1,515,134

     Common stock, no par value; 40,000,000 shares authorized;
       12,758,021 and 12,625,757 shares issued and outstanding                 9,449,670                9,322,375

     Treasury stock, at cost, 20,000 shares                                      (25,032)                 (25,032)

     Additional paid in capital                                                   37,720                   35,190

     Retained earnings                                                         3,023,327                2,927,435
                                                                             -----------              -----------
                                                                              13,970,714               13,775,102
                                                                              ----------               ----------
                                                                             $39,546,039              $37,752,513
                                                                             ===========              ===========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three months ended
                                                                                       March 31,
                                                                          -------------------------------------
                                                                              1996                      1995
                                                                              ----                      ----
Revenues
     Sales of timeshare interests                                          $4,897,089               $4,980,552
     Resort operating revenue                                               2,317,743                1,704,543
     Sales of land and other                                                   53,261                   58,695
                                                                           ----------               ----------
                                                                            7,268,093                6,743,790
                                                                           ----------               ----------

Cost of sales and operating expenses
     Cost of timeshare interests sold                                       1,708,109                1,622,516
     Cost of resort operations                                              2,453,162                1,775,510
     Cost of land sold and other                                               27,148                   36,573
     Advertising and promotion                                              1,530,394                1,480,979
     General and administrative                                               675,285                  739,526
     Provision for doubtful accounts                                          290,180                  269,063
                                                                           ----------               ----------
                                                                            6,684,278                5,924,167
                                                                           ----------               ----------

Operating income                                                              583,815                  819,623

Other income (expense)
     Interest expense                                                        (471,094)                (209,570)
     Interest income                                                          204,493                  114,049
                                                                           ----------               ----------

Income before minority interests and income taxes                             317,214                  724,102
Minority interests                                                           (145,170)                (178,161)
Income taxes                                                                  (74,496)                (143,376)
                                                                           -----------              -----------

Net income                                                                 $   97,548               $  402,565
                                                                           ==========               ==========

Net income per common and equivalent share                                 $    0.01                $    0.03
                                                                           =========                =========

Number of common and equivalent shares                                     12,787,700               12,516,219
                                                                           ==========               ==========

Net income per share assuming full dilution                                $    0.01                $    0.03
                                                                           =========                =========

Number of fully diluted shares                                             13,263,200               13,011,924
                                                                           ==========               ==========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Three months ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                        1996                     1995
                                                                                        ----                     ----
Cash flows from operating activities:
     Net income                                                                        $97,548                 $402,565
     Adjustments to reconcile net income to net cash used in operating activities:
     Increase (decrease) in undistributed minority interest                            (70,736)                 178,161
     Additions to notes receivable                                                  (2,770,736)              (3,035,415)
     Proceeds from sales of notes receivable                                         1,775,022                2,013,123
     Provision for doubtful accounts                                                   290,180                  269,063
     Depreciation and amortization                                                     215,465                  132,128
     Deferred income taxes                                                             173,311                  104,466
     Amortization of guarantee fees                                                     18,500                   27,200
     Change in assets and liabilities:
         Decrease in resort property held for timeshare sales                          335,612                  223,956
         Additions to resort property under development                                (10,565)              (1,990,734)
         (Increase) decrease in land held for sale                                      (2,309)                   1,000
         Increase in other assets                                                     (180,008)                (172,488)
         (Decrease) increase in accounts payable                                      (224,952)                 615,304
         Decrease in accrued and other liabilities                                    (396,583)                (203,230)
         Increase (decrease) in Genesis funds certificates                             (18,050)                   2,862
         Decrease in due to affiliates                                                (114,624)                (508,114)
         Increase in deferred income                                                       429                  118,444
                                                                                    ----------               ----------
Net cash used in operating activities                                                 (882,496)              (1,821,709)
                                                                                    ----------              ----------

Cash flows from investing activities:
     Decrease (increase) in deferred assets                                             66,999                  (31,955)
     Purchases of plant and equipment                                                  (46,422)                 (21,377)
                                                                                   -----------              -----------
Net cash provided by (used in) investing activities                                     20,577                  (53,332)
                                                                                   -----------              -----------
Cash flows from financing activities:
     Proceeds from notes payable                                                     2,565,095                2,457,014
     Principal payments on notes payable                                            (1,532,768)              (1,361,526)
     Principal payments on notes payable to affiliates                                (152,462)                (119,426)
     Distribution to minority partners                                                (400,000)                      --
     Proceeds from issuance of common stock                                            111,375                       --
     Redemption of preferred stock                                                     (12,000)                    (185)
     Redemption of common stock                                                             --                     (185)
     Preferred stock dividend payments                                                     (11)                      (8)
                                                                                   ------------             -----------
Net cash provided by financing activities                                              579,229                  975,684
                                                                                   ------------             -----------

Net decrease in cash and cash equivalents                                             (282,690)                (899,357)

Cash and cash equivalents at beginning of period                                     3,746,518                3,635,587
                                                                                   -----------              -----------
Cash and cash equivalents at end of period                                          $3,463,828               $2,736,230
                                                                                   ===========              ===========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities
- ---------------------------------------------------

The Company's significant business activities include developing, operating, marketing and financing ownership interests in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Effective in the third quarter of 1994, the Company expanded its operations to include marketing of skin and hair care products which are not considered significant to resort operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The consolidated financial statements include the accounts of ILX Incorporated and its wholly-owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.


Revenue Recognition
- -------------------

Revenue from sales of timeshare interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the timeshare interest. Revenue from sales of timeshare interests in Varsity Clubs of America - Notre Dame were recognized by the percentage of completion method as development and construction proceeded and as the costs of development and profit could be reasonably estimated through August 15, 1995, when the property was complete. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Statements of Cash Flows
- ------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three month periods ended March 31, 1996 and 1995, the Company paid interest of approximately $400,000 and $279,000 and income taxes of $0 and $8,000, respectively. Interest of $17,049 and $19,223 was capitalized to resort property under development during the three month periods ending March 31, 1996 and 1995, respectively.

Reclassifications
- -----------------

The financial statements for prior periods have been reclassified to be consistent with the 1996 financial statement presentation.

Note 2 - Notes Payable

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort and extended the maturity date to June 1998.

The mortgage on the Red Rock Collection building was repaid in January 1996 by the affiliate who purchased the building in 1995. In this non-cash transaction to the Company, both the note payable and the related receivable were reduced by $180,000.

Note 3 -  Notes Payable to Affiliates

In January 1996, an affiliate of the Company agreed to accept as payment $60,000 cash and $100,000 in a promissory note as full satisfaction of a remaining obligation of $173,225 in guarantee fees and $44,073 in holdbacks. The note bears interest at 10%, with interest due quarterly and the principal due in full in December 1999.

Note 4 - Shareholders' Equity

During the first quarter of 1996, holders of 5,172 shares of Series C Preferred Stock exchanged their shares for 8,620 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $14,275. Shares of stock valued at $1,645 and cash of $11 were issued in the first quarter of 1996 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the first quarter of 1996.

During the first  quarter of 1996,  holders of 383 shares of Series A  Preferred
Stock exchanged their shares for lodging certificates at the Los Abrigados resort. Preferred stock was reduced by $3,830, which is the liquidation and par value of the shares surrendered and additional paid in capital was increased by $2,530, which is the difference between the par value of the preferred stock and the liability recorded related to the lodging certificates.

In January 1996, 5,035 shares of Series A Preferred Stock were redeemed for $12,000.

During the first quarter of 1996, the Company issued 72,500 shares of restricted common stock, valued at $52,000, to employees in exchange for services provided.

In accordance with consulting agreements entered into in 1995, 50,000 shares of restricted common stock, valued at $1.1875 per share, were issued in the first quarter of 1996.

Note 5 - Lomacasi Cottages

In March 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution and the assumption of existing non-recourse deeds of trust on the property and accrued liabilities. The balance sheet of the partnership at March 1, 1996, was as follows:

                  Assets
                  Cash                                                $20,000
                  Property and equipment                            2,116,337
                  Other assets                                          9,928
                                                                 ------------
                                                                 $  2,146,265
                                                                 ============
                  Liabilities and Partners' Equity
                  Accounts payable                                    $22,862
                  Accrued and other liabilities                        50,164
                  Notes payable                                     2,117,625
                                                                 ------------
                                                                    2,190,651
                                                                 ------------
                  Partners' capital                                   (44,386)
                                                                 ------------
                                                                 $  2,146,265
                                                                 ============

The assumed first mortgage of $549,625 bears interest at 12.5% with principal and interest payable in monthly installments of $6,779 through November 2000. The $1,500,000 note payable, secured by a second deed of trust, bears interest at 8% through December 1996 and increases .5% annually through December 1999 when it becomes fixed at 9.5%. Interest is accrued through December 1996 and, thereafter, is payable monthly with principal due November 2010. A note payable of $68,000, secured by a deed of trust, bears interest at 8% with principal and interest payments of $4,779 due monthly through May 1997 (interest payments are to be deducted from the capital account of a limited partner). The Company intends to initially use the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office. The Company may offer timeshare interests in the resort in the future.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Sales of timeshare interests of $4,980,552 in the first quarter of 1995 are comparable to sales of $4,897,089 in the first quarter of 1996. 1995 sales reflect sales from the Phoenix Sales Office and sales of upgraded intervals to existing timeshare owners of Los Abrigados resort. 1996 sales include increased sales of Varsity Clubs of America-Notre Dame interests and sales of Kohl's Ranch interests.

On April 1, 1995, the Company closed the Phoenix Sales Office, which had sold primarily interests in Los Abrigados, and began directing the customers who would otherwise have attended a Phoenix Sales Office presentation to the Sedona Sales Office, where closing rates had consistently exceeded those of the Phoenix Sales Office. The Phoenix Sales Office generated approximately $771,000 in the first quarter of 1995.

During the first quarter of 1995, the Company converted eight of its one-bedroom business suites at Los Abrigados resort to two-bedroom suites with kitchens, and invited its existing timeshare owners to exchange their one and two-bedroom suites without kitchens to these upgraded units. Owners of approximately 115 intervals accepted this special offer, generating revenue of approximately $471,000 during the first quarter of 1995.

Sales of interests in Varsity Clubs of America-Notre Dame increased from $868,000 in the first quarter of 1995 to $1,259,000 in the first quarter of 1996. Revenue and directly related expenses were recognized as a percentage of completion in 1995 (approximately 56% through March 31, 1995) until August 15, 1995 when construction was complete. Sales in Kohl's Ranch, which commenced in the third quarter of 1995, were approximately $738,000 for the first quarter of 1996.

The increase between 1995 and 1996 in cost of timeshare interests sold as a percentage of sales reflects increased sales of interests in Varsity Clubs of America-Note Dame, which have a higher product cost as a percentage of revenue than interests in both Los Abrigados and Kohl's Ranch.

The increase in resort operating revenue from $1,704,543 for the first quarter of 1995 to $2,317,743 for the first quarter of 1996 reflects revenue from Varsity Clubs of America-Notre Dame which opened in mid August 1995, revenue from Kohl's Ranch which was acquired on June 1, 1995 and an increase in revenue from Los Abrigados resort as a result of an increase in occupancy and in average daily rate.

Cost of resort operations as a percentage of resort operating revenue is comparable between periods. 1996 costs include Varsity Clubs of America-Notre Dame and Kohl's Ranch which have higher costs of operation as a percentage of revenue than Los Abrigados. 1996 Los Abrigados costs as a percentage of revenue are lower than 1995 due to increased occupancy and average daily rate and reduced operating costs in 1996.

Sales of land and other and the associated cost of land sold and other in both 1995 and 1996 reflect sales of Red Rock Collection products and in 1996 revenue and related costs from the Kohl's Ranch Water Company for services provided. The decrease in cost of sales as a percentage of sales reflects variances in Red Rock Collection product mix and commission structure.

Advertising and promotion as a percentage of revenue is comparable between periods.

The decrease in general and administrative expenses from $739,526 in the first quarter of 1995 to $675,285 in the first quarter of 1996 includes $57,298 in gains from the discounting and prepayment of accrued obligations in 1996.

The increase in interest expense from $209,570 for the first quarter of 1995 to $471,094 for the first quarter of 1996 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America-Notre Dame, the Kohl's Ranch and Lomacasi Cottages acquisition notes and increased borrowings against consumer notes receivable. The increase in interest income from 1995 to 1996 is a result of the increased consumer paper retained by the Company.

The decrease in minority interests from 1995 to 1996 reflects lower LAP net income in 1996 because the first quarter of 1995 included sales from the Phoenix Sales Office and sales of upgraded intervals to existing timeshare owners.

Income tax expense as a percentage of income increased from 1995 to 1996 because 1995 expense is net of a $75,000 reduction in the valuation allowance reflecting management's estimate of the future benefit to be derived from the utilization of Genesis net operating loss carryovers and 1996 includes gross receipts tax on revenue generated in Indiana.

Liquidity and Capital Resources
- -------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $13 million in lines of credit issued by financing companies under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold on a recourse basis through September 1996. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At March 31, 1996, approximately $7.1 million is available under the fixed commitment lines and approximately $3 million is expected to be available on the open ended line. The Company also has a financing commitment whereby the Company may borrow up to $2.5 million against non-conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort through September 1998. Approximately $500,000 was available under this commitment at March 31, 1996.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America-Notre Dame on a recourse basis through September 1, 1997. Approximately $7.1 million was available under this commitment at March 31, 1996.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $9.5 million was available on this commitment at March 31, 1996.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. Both were available for working capital at March 31, 1996.

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort. The Company intends to use these funds for improvements to the Los Abrigados resort and Kohl's Ranch and for working capital.

Effective March 1, 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution. The resort is encumbered by non-recourse deeds of trust on the property totaling approximately $2.2 million. The Company intends to initially use the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office, thereby creating more availability of rooms for resort guests at the Los Abrigados resort. The Company may offer timeshare interests in the resort in the future.

During the first quarter of 1996, the Company received an additional $700,000 pursuant to a management agreement with one of its timeshare lenders. Although at March 31, 1996, approximately $1.2 million remains available under this agreement, an affiliate of the lender recently filed for bankruptcy protection. The Company has been informed that said proceedings do not involve the lender with which the Company conducts business. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement may not occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement.

Cash used in operating activities decreased from $1,821,709 in 1995 to $882,496 in 1996 because 1995 included additions to resort property under development for Varsity Clubs of America-Notre Dame.

The change from cash used in investing activities for 1995 of $53,332 to cash provided by investing activities in 1996 of $20,577 reflects the cancellation of the Company's options on its Varsity Clubs of America sites near Penn State and Auburn University.

Cash provided by financing activities decreased from $975,684 in 1995 to $579,229 in 1996 due to cash distributions to LAP minority partners.

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



                                ILX INCORPORATED
                                  (Registrant)




                              /s/  Joseph P. Martori
                              ----------------------
                                   Joseph P. Martori
                                   Chief Executive Officer





                              /s/  Nancy J. Stone
                              -------------------
                                   Nancy J. Stone
                                   President/
                                   Chief Financial Officer





                             /s/   Denise L. Janda
                             ---------------------
                                   Denise L. Janda
                                   Vice President Controller










Date:  As of May 8, 1996