Form 10-Q
period 1996-06-30
ILX INC/AZ/
filed 1996-08-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended June 30, 1996            Commission File Number 33-16122
                      -------------                                   --------


                                ILX INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)


         ARIZONA                                           86-0564171
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                   2777 East Camelback Road, Phoenix, AZ 85016
                   -------------------------------------------
                    (Address of principal executive offices)

                                  602-957-2777
                                  ------------
               Registrant's telephone number, including area code


Former name,  former  address,  and former  fiscal year,  if changed  since last report:
                                       N/A
                                       ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X                  No
                                  ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


           Class                                   Outstanding at June 30, 1996
- -------------------------------                    ----------------------------
Common Stock, without par value                          12,838,021 shares

Preferred Stock, $10 par value                            400,577 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,                 December 31,
                                                                                                1996                      1995
                                                                                                ----                      ----
                                                                                            (Unaudited)

Assets

     Cash and cash equivalents                                                            $      3,768,445         $     3,746,518
     Notes receivable, net                                                                      10,697,619               8,785,487
     Resort property held for timeshare sales                                                   16,296,863              17,191,791
     Resort property under development                                                           1,159,511               1,119,080
     Land held for sale                                                                          1,547,493               1,545,184
     Deferred assets                                                                               347,096                 451,496
     Property and equipment, net                                                                 2,886,304                 835,485
     Deferred income taxes                                                                       1,489,628               1,887,021
     Other assets                                                                                2,265,191               2,190,451
                                                                                          ----------------         ---------------
                                                                                          $     40,458,150         $    37,752,513
                                                                                          ================         ===============

Liabilities and Shareholders' Equity

     Accounts payable                                                                     $      2,181,178         $     2,313,638
     Accrued and other liabilities                                                               3,490,657               3,293,160
     Genesis funds certificates                                                                  1,353,471               1,366,843
     Due to affiliates                                                                             133,762                 440,629
     Deferred income                                                                                 2,296                   2,869
     Notes payable                                                                              14,840,269              11,689,945
     Notes payable to affiliates                                                                 1,687,260               1,837,912
                                                                                          ----------------         ---------------
                                                                                                23,688,893              20,944,996
                                                                                          ----------------         ---------------

Minority Interests                                                                               2,420,570               3,032,415
                                                                                          ----------------         ---------------

Shareholders' Equity



    Preferred stock, $10 par value;  10,000,000 shares  authorized;  400,577 and
    411,483 shares issued and outstanding;  liquidation preference of $4,005,770
    and $4,114,830, respectively                                                                 1,481,869               1,515,134

    Common stock, no par value: 40,000,000 shares authorized;  12,858,021 and
    12,625,757 shares issued and outstanding                                                     9,574,670               9,322,375

    Treasury stock, at cost, 20,000 shares                                                         (25,032)                (25,032)

    Additional paid in capital                                                                      39,430                  35,190

    Retained earnings                                                                            3,277,750               2,927,435
                                                                                          ----------------         ---------------
                                                                                                14,348,687              13,775,102
                                                                                          ----------------         ---------------
                                                                                          $     40,458,150         $    37,752,513
                                                                                          ================         ===============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended                        Six months ended
                                                                   June 30,                                 June 30,
                                                                   --------                                 --------
                                                           1996                 1995                1996                  1995
                                                           ----                 ----                ----                  ----

Revenues

    Sales of timeshare interests                    $      4,893,354      $      5,636,952   $      9,790,443      $     10,617,504
    Resort operating revenue                               2,965,718             2,332,582          5,283,461             4,037,125
    Sales of land and other                                  248,337                45,304            301,598               103,999
                                                    ----------------      ----------------   ----------------      ----------------
                                                           8,107,409             8,014,838         15,375,502            14,758,628
                                                    ----------------      ----------------   ----------------      ----------------

Cost of sales and operating expenses

    Cost of timeshare interests sold                       1,685,883             2,179,843          3,393,992             3,802,359
    Cost of resort operations                              2,873,657             2,132,389          5,326,819             3,840,150
    Cost of land sold and other                              232,709                10,060            259,857                46,633
    Advertising and promotion                              1,657,893             1,417,797          3,188,287             2,966,524
    General and administrative                               758,012               746,880          1,433,297             1,486,406
    Provision for doubtful accounts                          132,553               334,256            422,733               603,319
                                                    ----------------      ----------------   ----------------      ----------------
                                                           7,340,707             6,821,225         14,024,985            12,745,391
                                                    ----------------      ----------------   ----------------      ----------------

Operating income                                             766,702             1,193,613          1,350,517             2,013,237

Other income (expense)
    Interest expense                                        (456,017)             (246,669)          (927,111)             (456,239)
    Interest income                                          259,603               170,900            464,096               284,949
                                                    ----------------      ----------------   ----------------      ----------------

Income before minority interests and income taxes            570,288             1,117,844            887,502             1,841,947
Minority interests                                          (136,996)             (168,473)          (282,166)             (346,634)
Income taxes                                                (178,869)             (304,750)          (253,365)             (448,126)
                                                    ----------------      ----------------   ----------------      ----------------

Net income                                          $        254,423      $        644,621   $        351,971      $      1,047,187
                                                    ================      ================   ================      ================


Net income per common and equivalent share          $           0.02      $           0.05   $           0.03      $           0.08
                                                    ================      ================   ================      ================


Number of common and equivalent shares                    12,873,021            12,571,562         12,827,837            12,546,142
                                                    ================      ================   ================      ================


Net income per share assuming full dilution         $           0.02      $           0.05   $           0.03      $           0.08
                                                    ================      ================   ================      ================

Number of fully diluted shares                            13,348,521            13,056,997         13,303,337            13,036,712
                                                    ================      ================   ================      ================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Six months ended
                                                                                                          June 30,
                                                                                                     ----------------
                                                                                               1996                    1995
                                                                                               ----                    ----
Cash flows from operating activities:
    Net income                                                                         $      351,971          $    1,047,187
Adjustments to reconcile net income to net cash used in operating activities:
    Undistributed minority interest                                                            57,541                 346,634
    Increase in restricted cash                                                                --                    (782,907)
    Additions to notes receivable                                                          (5,568,585)             (6,095,913)
    Proceeds from sales of notes receivable                                                 3,233,720               3,548,422
    Provision for doubtful accounts                                                           422,733                 603,319
    Depreciation and amortization                                                             473,678                 307,482
    Deferred income taxes                                                                     397,393                 316,315
    Amortization of guarantee fees                                                             38,350                  49,400
Change in assets and liabilities:
        Decrease (increase) in resort property held for timeshare sales                       909,838                 (83,068)
        Additions to resort property under development                                        (40,431)             (4,257,468)
        (Increase) decrease in land held for sale                                              (2,309)                  1,000
        Increase in other assets                                                             (263,112)               (222,449)
        (Decrease) increase in accounts payable                                              (132,460)                 66,468
        Increase in accrued and other liabilities                                             156,571                 610,592
        Decrease in Genesis funds certificates                                                (13,372)               (167,363)
        Decrease in due to affiliates                                                        (206,867)               (541,858)
        Decrease in deferred income                                                              (573)               (261,000)
                                                                                       ---------------         ---------------
Net cash used in operating activities                                                        (185,914)             (5,515,207)
                                                                                       ---------------         ---------------
Cash flows from investing activities:
    Decrease (increase) in deferred assets                                                     66,050                (164,258)
    Purchases of plant and equipment                                                          (69,846)                (55,675)
                                                                                       ---------------         ---------------
Net cash used in investing activities                                                          (3,796)               (219,933)
                                                                                       ---------------         ---------------
Cash flows from financing activities:
    Proceeds from notes payable                                                             3,496,070               6,002,966
    Principal payments on notes payable                                                    (2,658,145)             (1,691,360)
    Principal payments on notes payable to affiliates                                        (250,652)               (366,848)
    Distributions to minority partners                                                       (600,000)                 --
    Proceeds from issuance of common stock                                                    236,375                   13,672
    Acquisition of treasury stock                                                              --                     (25,032)
    Redemption of preferred stock                                                             (12,000)                   (185)
    Redemption of common stock                                                                 --                        (185)
    Preferred stock dividend payments                                                             (11)                    (14)
                                                                                       ---------------         ---------------
Net cash provided by financing activities                                                     211,637               3,933,014
                                                                                       ---------------         --------------
Net increase (decrease) in cash and cash equivalents                                           21,927              (1,802,126)
Cash and cash equivalents at beginning of period                                            3,746,518               3,635,587
                                                                                       ---------------         --------------
Cash and cash equivalents at end of period                                             $    3,768,445          $    1,833,461
                                                                                       ===============         ==============

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The consolidated financial statements include the accounts of ILX Incorporated and its wholly-owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
- -------------------

Revenue from sales of timeshare interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the timeshare interest. Revenue from sales of timeshare interests in Varsity Clubs of America - Notre Dame was recognized by the percentage of completion method as development and construction proceeded and as the costs of development and profit could be reasonably estimated through August 15, 1995, when the property was completed. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and six month periods ended June 30, 1996 and 1995, the Company paid interest and income taxes and capitalized interest to resort property under development as follows:

                                                              Three Months Ended                          Six Months Ended
                                                                   June 30,                                   June 30,
                                                                   --------                                   --------
                                                           1996                 1995                  1996                 1995
                                                           ----                 ----                  ----                 ----
Interest                                                $    478,516         $    303,732          $    878,916       $     582,658
Income Taxes                                                  --             $    125,500                --           $     133,500
Interest Capitalized                                    $     17,050         $    107,580          $     34,099       $     126,803

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

During the second quarter of 1996, the Company made its first borrowing of $300,000 on its $6 million, 13% interest rate, construction financing commitment for the Varsity Clubs of America - Tucson facility.

During the first six months of 1996, the Company borrowed $1,050,960 against consumer notes receivable.

Property and equipment of $339,924 was leased in the second quarter of 1996.


Note 3 - Notes Payable to Affiliates

In January 1996, an affiliate of the Company agreed to accept as payment $60,000 cash and $100,000 in a promissory note as full satisfaction of a remaining obligation of $173,225 in guarantee fees and $44,073 in holdbacks. The note bears interest at 10%, with interest due quarterly and the principal due in full in December 1999.


Note 4 - Shareholders' Equity

During the first six months of 1996, holders of 5,172 shares of Series C Preferred Stock exchanged their shares for 8,620 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $14,275. Shares of stock valued at $1,645 and cash of $11 were issued in the first six months of 1996 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the first six months of 1996.

During the first six months of 1996, holders of 699 shares of Series A Preferred Stock exchanged their shares for lodging certificates at Los Abrigados and Kohl's Ranch. Preferred stock was reduced by $6,990, which is the liquidation and par value of the shares surrendered and additional paid in capital was increased by $4,240, which is the difference between the par value of the preferred stock and the liability recorded related to the lodging certificates.

In January 1996, 5,035 shares of Series A Preferred Stock were redeemed for $12,000.

During the first quarter of 1996, the Company issued 72,500 shares of restricted common stock, valued at $52,000, to employees in exchange for services provided.

In accordance with consulting agreements entered into in 1995, 50,000 shares of restricted common stock, valued at $1.1875 per share, were issued in the first quarter of 1996. In the second quarter of 1996, options for 100,000 of the total 500,000 option shares of restricted common stock granted under the consulting agreements were exercised at $1.25 per share.


Note 5 - Lomacasi Cottages

In March 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution and taking the property subject to existing non-recourse deeds of trust on the property and accrued liabilities. The balance sheet of the partnership at March 1, 1996, was as follows:

           Assets
           Cash                                                $20,000
           Property and equipment                            2,116,337
           Other assets                                          9,928
                                                          ------------
                                                          $  2,146,265
                                                          ============
           Liabilities and Partners' Equity
           Accounts payable                                    $22,862
           Accrued and other liabilities                        15,315
           Notes payable                                     2,152,474
                                                          ------------
                                                             2,190,651
                                                          ------------
           Partners' capital                                   (44,386)
                                                          ------------
                                                          $  2,146,265
                                                          ============

The first mortgage of $549,625 bears interest at 12.5% with principal and interest payable in monthly installments of $6,779 through November 2000. The $1,534,849 note payable, secured by a second deed of trust, bears interest at 8% through December 1996 and increases .5% annually through December 1999 when it becomes fixed at 9.5%. Interest is accrued and added to principal through December 1996 and, thereafter, is payable monthly with principal due November 2010. A note payable of $68,000, secured by a deed of trust, bears interest at 8% with principal and interest payments of $4,779 due monthly through May 1997 (interest payments are deducted from the capital account of a limited partner). The Company is using the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office. The Company may offer timeshare interests in the resort in the future. Until such time, the resort is classified as property and equipment.


Note 6 - Other

During the first quarter of 1996, the Company received an additional $700,000 pursuant to a management agreement with one of its timeshare lenders. At June 30, 1996, approximately $1.2 million remains available under this agreement; however, an affiliate of the lender recently filed for bankruptcy protection. While the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement may not occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates. The balance outstanding under the agreement of $2,185,519 at June 30, 1996 and $1,500,000 at December 31, 1995, is included in accrued and other liabilities.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

1995 first and second quarter sales of timeshare interests were greater than the same periods in 1996 due to the inclusion of 1994 sales of timeshare interests in Varsity Clubs of America - Notre Dame in both the first and second quarters of 1995, due to the operation of the Phoenix Sales Office in the first quarter of 1995, and due to a program to sell upgraded intervals to existing timeshare owners of Los Abrigados resort in 1995. 1996 first and second quarter sales include sales of timeshare interests in Kohl's Ranch, and second quarter 1996 sales reflect reduced sales at the Sedona Sales Office.

1995 Varsity Clubs of America - Notre Dame sales of timeshare interests include 1994 sales of timeshare interests of approximately $203,000 for the second quarter and $490,000 for the six months ended June 30, 1995. Recognition had been deferred in 1994 and recognized on the percentage of completion in 1995 when the property was substantially complete. 1995 sales of timeshare interests in Varsity Clubs of America - Notre Dame excluding these 1994 sales exceeded 1996 sales by approximately $600,000 due to a greater number of tours and higher closing rates in 1995 and because 1995 sales included several multiple-week football season sales to alumni and university supporters. The Company intends to promote football season sales in the late third quarter and early fourth quarter of 1996.

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

During the first quarter of 1995, the Company converted eight of its one-bedroom business suites at Los Abrigados resort to two-bedroom suites with kitchens, and invited its existing timeshare owners to exchange their one and two-bedroom suites without kitchens to these upgraded units. Revenue from these sales of approximately $471,000 and $54,000 is included in the first and second quarter of 1995, respectively.

Sales of timeshare interests from the Kohl's Ranch Sales Office commenced in the third quarter of 1995 and the Company began directing its Phoenix-based customers to the Kohl's Ranch Sales Office as well as its Sedona Sales Office. While the number of customers generated to both offices increased in total, customers directed to the Sedona Sales Office declined and, accordingly, Sedona Sales Office sales of timeshare interests also declined. Kohl's Ranch Sales Office sales of timeshare interests were approximately $870,000 and $1,608,000 for the second quarter and six months ended June 30, 1996, respectively.

The decrease in cost of timeshare interests sold as a percentage of sales between years reflects the higher percentage of sales of interests in Varsity Clubs of America - Notre Dame in 1995. Varsity Clubs of America - Notre Dame interests have higher product costs as a percentage of revenue than interests in Los Abrigados and Kohl's Ranch.

The increases in resort operating revenue for both the second quarter and six months ended June 30, 1996, from the same periods in 1995 reflect revenue from Varsity Clubs of America - Notre Dame which opened in mid-August 1995, revenue from Kohl's Ranch, which was acquired on June 1, 1995 and an increase in revenue from Los Abrigados resort as a result of an increase in occupancy and in average daily rate.

The increase in cost of resort operations as a percentage of resort operating revenue between years reflects the operation of Varsity Clubs of America - Notre Dame and Kohl's Ranch, each of which is in its first year of operation and accordingly has lower occupancy than a mature resort. In addition, the smaller, current size and reduced amenities offered at these properties is likely to yield a higher cost of resort operations as a percentage of resort operating revenue than that of the Los Abrigados resort. 1996 Los Abrigados costs as a percentage of revenue are lower than 1995 due to increased occupancy and average daily rate in 1996.

The increase in sales of land and other and the related cost of sales for both the second quarter and six months ended June 30, 1996, reflects the sale of a parcel of land held by Genesis. Sales of land and other and the associated cost of land sold and other also include in 1995 and 1996 sales of Red Rock Collection products and in 1996 revenue and related costs from the Kohl's Ranch Water Company for services provided.

Advertising and promotion as a percentage of sales is comparable between years for the six month periods ending June 30, 1996 and 1995. Advertising and promotion is larger as a percentage of sales in the second quarter of 1996 than for the same period in 1995 because advertising and promotion expenses related to sales of interests in Varsity Clubs of America - Notre Dame were expensed in their entirety as they were incurred, while revenue recognition was deferred and recognized based on percentage of completion through August 15, 1995. Advertising and promotion was larger as a percentage of sales in the first quarter of 1995 than the same period in 1996 because 1995 included the generation of customers to the Phoenix Sales Office. The Phoenix Sales Office experienced a lower closing rate (number of timeshare sales divided by timeshare tours) than the Company's other sales offices, thereby incurring a higher advertising and promotion expense as a percentage of revenue.

General and administrative expenses are comparable between years for both the second quarter and six months ended June 30, 1996 and 1995.

The decreases in the provision for doubtful accounts for the second quarter and six months ended June 30, 1996 from the same periods in 1995 reflect the expected performance of the portfolio of consumer paper, both sold and unsold.

The increase in interest expense for both the second quarter and six months ended June 30, 1996 from the same periods in 1995 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America - Notre Dame, the Kohl's Ranch and Lomacasi Cottages acquisition notes and increased borrowings against consumer notes receivable. The increase in interest income from 1995 to 1996 is a result of the increased consumer paper retained by the Company as well as increased balances of invested cash.

The decreases in minority interests from 1995 to 1996 reflect the minority interest in operating losses of Lomacasi resort commencing March 1, 1996, and decreases in Los Abrigados resort net income between years due to closure of the Phoenix Sales Office, the 1995 upgrade program, net of increased hotel operating income in 1996.

Income tax expense as a percentage of income increased from 1995 to 1996 because 1995 expense is net of a $75,000 reduction in the valuation allowance each quarter, reflecting management's estimate of the future benefit to be derived from the utilization of Genesis net operating loss carryovers and because 1996 includes gross receipts tax on revenue generated in Indiana.

Liquidity and Capital Resources
- -------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $13 million in lines of credit issued by financing companies under which conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort can be sold on a recourse basis through September 1996. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At June 30, 1996, approximately $6.4 million is available under the fixed commitment lines and approximately $2.7 million is expected to be available on the open ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million through March 1998 and $2.5 million through September 1998 against non-conforming notes from sales of interval interests in Los Abrigados and the Golden Eagle Resort. Approximately $2.1 million was available under these commitments at June 30, 1996.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1, 1997. Approximately $6.8 million was available under this commitment at June 30, 1996.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $8.9 million was available on this commitment at June 30, 1996.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. Both were available for working capital at June 30, 1996.

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort. The Company used these funds for improvements to the Los Abrigados resort and Kohl's Ranch and for working capital.

Effective March 1, 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution. The resort is encumbered by non-recourse deeds of trust on the property totaling approximately $2.2 million. The Company is using the resort to provide lodging accommodations to prospective timeshare purchasers at the Company's Sedona Sales Office, thereby creating more availability of rooms for resort guests at the Los Abrigados resort. The Company may offer timeshare interests in the resort in the future.

During the first quarter of 1996, the Company received an additional $700,000 pursuant to a management agreement with one of its timeshare lenders. At June 30, 1996, approximately $1.2 million remains available under this agreement; however an affiliate of the lender recently filed for bankruptcy protection. While the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement may not occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates.

During the second quarter of 1996, the Company made its first borrowing of $300,000 on its $6 million, 13% interest rate, construction financing commitment for the Varsity Clubs of America - Tucson facility.

Cash used in operating activities decreased from $5,515,207 in 1995 to $185,914 in 1996 because 1995 included additions to resort property under development for Varsity Clubs of America - Notre Dame and improvements to Los Abrigados, and because of restricted cash from customer deposits in 1995 pending completion of construction of Varsity Clubs of America - Notre Dame.

Cash used in investing activities decreased from $219,933 in 1995 to $3,796 in 1996 because 1995 includes investments in Varsity Clubs of America deferred assets and 1996 reflects the cancellation of the Company's options on its Varsity Clubs of America sites near Penn State and Auburn University.

Cash provided by financing activities decreased from $3,933,014 in 1995 to $211,637 in 1996 because 1995 reflects increased borrowings for construction of Varsity Clubs of America - Notre Dame, and 1996 reflects cash distributions to LAP minority partners and increased payments on notes payable.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above the Company will have adequate capital resources for at least the next twelve to twenty-four months.

Item 6.  Exhibits and Reports on Form 8-K

     (b) On June 14, 1996, a report on Form 8-K was filed with the Securities and Exchange Commission, which disclosed the following:

         Item 5.  Other Events.

              Effective June 2, 1995, ILX Incorporated ("ILX") entered into Consulting Agreements with Investor Resource Services, Inc., a Florida corporation, ("IRC") and Universal Solutions, Inc., a Colorado Corporation, ("Universal") pursuant to which IRC and Universal agreed to provide certain investor relations, broker relations and public relations services to ILX. The Consulting agreements are Exhibits to ILX's Form S-2 Registration Statement No. 33-61477. Under the terms of the Consulting agreements, as amended in the related Option Agreements (which are attached as Exhibits to ILX's Form S-3 Registration Statement No. 333-03151), each of IRC and Universal received from ILX a total of 50,000 shares of ILX Common Stock (the "Shares") plus options to purchase an additional 250,000 shares of ILX Common Stock at $1.25 per share (the "Option Shares"). ILX agreed that the Shares and the Option Shares may be registered pursuant to the terms of the Consulting Agreements.

              The term of the Option Agreements originally was to terminate 30 days after the effective date of any registration described under
         Section 7(b) of the Consulting Agreements (a "Registration") or June 1, 1997, whichever occurred first. Pursuant to a letter agreement dated June 10, 1996 (the "Letter Agreement"), a copy of which is attached as Exhibit A, ILX agreed to extend the term of the Option Agreements so that those Option Agreements would terminate 90 days after the effective date (May 17, 1996) of any such Registration or June 1, 1997, whichever occurs earlier. In consideration for the extension, IRC and Universal agreed to exercise, collectively and on or before June 14, 1996, options for 100,000 of the Option Shares at a price of $1.25 per Option Share.

              The above descriptions of the Consulting Agreements, the Option Agreements and the Letter Agreement are qualified in their entirety by reference to the Consulting Agreements, the Option Agreements and the Letter Agreement.


         Item 7.  Financial Statements and Exhibits.

              The Exhibits required by Item 601 of Regulation S-K have been supplied as follows:

         Exhibit Numbers            Description of Exhibit          Page No.
         -------------------------------------------------------------------
                 10                   Letter Agreement                  4

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ILX INCORPORATED
                                  (Registrant)




                             /s/Joseph P. Martori
                             --------------------
                                Joseph P. Martori
                             Chief Executive Officer





                              /s/Nancy J. Stone
                              -----------------
                                 Nancy J. Stone
                                   President/
                             Chief Financial Officer





                              /s/Denise L. Janda
                              ------------------
                                 Denise L. Janda
                            Vice President/Controller


Date:  As of August 12, 1996