Form 10-Q
period 1996-09-30
ILX INC/AZ/
filed 1996-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1996         Commission File Number 33-16122
                      ------------------                                --------

                                ILX INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)


         ARIZONA                                        86-0564171
-------------------------------           --------------------------------------
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

                         Yes    X          No
                              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


           Class                               Outstanding at September 30, 1996
-------------------------------                ---------------------------------
Common Stock, without par value                       12,999,426 shares

Preferred Stock, $10 par value                          394,727 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                       ----            ----
                                                                                    (Unaudited)
Assets
     Cash and cash equivalents                                                     $  2,635,346    $  3,746,518
     Notes receivable, net                                                           11,449,467       8,785,487
     Resort property held for timeshare sales                                        17,495,486      17,191,791
     Resort property under development                                                1,184,349       1,119,080
     Land held for sale                                                               1,547,493       1,545,184
     Deferred assets                                                                    329,146         451,496
     Property and equipment, net                                                      2,809,321         835,485
     Deferred income taxes                                                            1,151,871       1,887,021
     Other assets                                                                     2,194,281       2,190,451
                                                                                   ------------    ------------
                                                                                   $ 40,796,760    $ 37,752,513
                                                                                   ============    ============

Liabilities and Shareholders' Equity

     Accounts payable                                                              $  2,171,881    $  2,313,638
     Accrued and other liabilities                                                    3,295,213       3,293,160
     Genesis funds certificates                                                       1,191,672       1,366,843
     Due to affiliates                                                                   99,766         440,629
     Deferred income                                                                     26,461           2,869
     Notes payable                                                                   14,944,464      11,689,945
     Notes payable to affiliates                                                      1,598,562       1,837,912
                                                                                   ------------    ------------
                                                                                     23,328,019      20,944,996
                                                                                   ------------    ------------

Minority Interests                                                                    2,482,287       3,032,415
                                                                                   ------------    ------------

Shareholders' Equity

    Preferred stock, $10 par value; 10,000,000 shares authorized; 394,727 and 411,483 shares issued and outstanding; liquidation preference of $3,947,270 and $4,114,830, respectively

                                                                                      1,464,941       1,515,134

    Common stock, no par value: 40,000,000 shares authorized;  13,019,426 and
    12,625,757 shares issued and outstanding
                                                                                      9,780,412       9,322,375

    Treasury stock, at cost, 20,000 shares                                              (25,032)        (25,032)

    Additional paid in capital                                                           39,950          35,190

    Retained earnings                                                                 3,726,183       2,927,435
                                                                                   ------------    ------------
                                                                                     14,986,454      13,775,102
                                                                                   ------------    ------------
                                                                                   $ 40,796,760    $ 37,752,513
                                                                                   ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended                         Nine months ended
                                                          September 30,                             September 30,
                                                          -------------                             -------------
                                                    1996                 1995                  1996                  1995
                                                    ----                 ----                  ----                  ----
Revenues
    Sales of timeshare interests             $      5,480,153      $      5,930,648     $     15,270,596      $     16,548,152
    Resort operating revenue                        2,713,317             2,321,423            7,996,778             6,358,548
    Sales of land and other                            30,017                41,892              331,615               145,891
    Interest income                                   248,532               161,562              712,628               446,511
                                             ----------------      ----------------     ----------------      ----------------
                                                    8,472,019             8,455,525           24,311,617            23,499,102
                                             ----------------      ----------------     ----------------      ----------------

Cost of sales and operating expenses

    Cost of timeshare interests sold                1,566,106             2,286,937            4,960,098             6,089,296
    Cost of resort operations                       2,598,017             2,729,194            7,924,836             6,569,344
    Cost of land sold and other                        31,160                37,180              291,017                83,813
    Advertising and promotion                       1,980,278             1,771,411            5,168,565             4,737,935
    General and administrative                        723,990               795,356            2,157,287             2,281,762
    Provision for doubtful accounts                    36,410               347,598              459,143               950,917
                                             ----------------      ----------------     ----------------      ----------------
                                                    6,935,961             7,967,676           20,960,946            20,713,067
                                             ----------------      ----------------     ----------------      ----------------

Operating income                                    1,536,058               487,849            3,350,671             2,786,035

Interest expense                                      478,962               380,611            1,406,073               836,850

Income before minority interests and
    income taxes                                    1,057,096               107,238            1,944,598             1,949,185
Minority interests                                   (204,303)                  948             (486,469)             (345,686)
Income taxes                                         (354,006)              384,727             (607,371)              (63,399)
                                             -----------------     ----------------     -----------------     -----------------

Net income                                   $        498,787      $        492,913     $        850,758      $      1,540,100
                                             ================      ================     ================      ================

Net income per common and equivalent share   $           0.03      $           0.04     $           0.06      $           0.12
                                             ================      ================     ================      ================

Number of common and equivalent shares             13,013,372            13,009,355           12,890,033            12,699,419
                                             ================      ================     ================      ================

Net income per share assuming full dilution  $           0.03      $           0.04     $           0.06      $           0.12
                                             ================      ================     ================      ================

Number of fully diluted shares                     13,479,302            13,493,935           13,364,166            13,187,992
                                             ================      ================     ================      ================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30,
                                                                                --------------------------
                                                                                    1996           1995
                                                                                    ----           ----
Cash flows from operating activities:
    Net income                                                                  $   850,758    $ 1,540,100
Adjustments to reconcile net income to net cash used in operating activities:
    Undistributed minority interest                                                 239,258        345,686
    Additions to notes receivable                                                (9,204,197)    (9,018,079)
    Proceeds from sales of notes receivable                                       6,081,074      6,425,596
    Provision for doubtful accounts                                                 459,143        950,917
    Depreciation and amortization                                                   543,643        491,086
    Increase in deferred income taxes                                               735,150       (203,667)
    Amortization of guarantee fees                                                   56,300         79,100
Change in assets and liabilities:
        Decrease (increase) in resort property held for timeshare sales             304,567     (5,655,558)
        Additions to resort property under development                              (65,269)      (344,115)
        (Increase) decrease in land held for sale                                    (2,309)         1,000
        Increase in other assets                                                   (198,852)      (408,206)
        (Increase) decrease in accounts payable                                    (141,757)       193,879
        (Decrease) increase in accrued and other liabilities                        (39,433)     1,141,607
        Increase in income taxes payable                                               --          103,553
        Decrease in Genesis funds certificates                                     (175,171)      (246,078)
        Decrease in due to affiliates                                              (240,863)      (506,022)
        Increase (decrease) in deferred income                                       23,592       (363,552)
                                                                                -----------    -----------
Net cash used in operating activities                                              (774,366)    (5,472,753)
                                                                                -----------    -----------
Cash flows from investing activities:
    Decrease (increase) in deferred assets                                           66,050       (163,299)
    Purchases of plant and equipment                                                (61,651)      (112,210)
                                                                                -----------    -----------
Net cash provided by (used in) investing activities                                   4,399       (275,509)
                                                                                -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                                   4,526,139      7,715,212
    Principal payments on notes payable                                          (4,171,898)    (4,059,256)
    Proceeds from notes payable to affiliates                                          --          900,000
    Principal payments on notes payable to affiliates                              (339,350)      (461,827)
    Distributions to minority partners                                             (720,000)          --
    Proceeds from issuance of common stock                                          423,875         74,181
    Acquisition of treasury stock                                                      --          (25,032)
    Redemption of preferred stock                                                   (12,000)          (185)
    Redemption of common stock                                                         --             (185)
    Preferred stock dividend payments                                               (47,971)           (24)
                                                                                -----------    -----------
Net cash (used in) provided by financing activities                                (341,205)     4,142,884
                                                                                -----------    -----------
Net decrease in cash and cash equivalents                                        (1,111,172)    (1,605,378)
Cash and cash equivalents at beginning of period                                  3,746,518      3,635,587
                                                                                -----------    -----------
Cash and cash equivalents at end of period                                      $ 2,635,346    $ 2,030,209
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and nine month periods ended September 30, 1996 and 1995, the Company paid interest and income taxes and capitalized interest to resort property under development as follows:

                           Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                              -------------                -------------
                          1996           1995           1996           1995
                          ----           ----           ----           ----

Interest             $    497,975   $    341,944   $  1,376,891    $     924,602
Income Taxes         $      2,000   $      2,786   $      2,000    $     136,286
Interest Capitalized $     19,859   $     89,577   $     53,958    $     216,380

Reclassifications
-----------------

The financial statements for prior periods have been reclassified to be consistent with the 1996 financial statement presentation.


Note 2 - Notes Payable

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on the Los Abrigados resort and extended the maturity date to September 1998.

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

During the first nine months of 1996, the Company borrowed $1,850,782 against consumer notes receivable.

Property and equipment of $339,924 was leased in the second quarter of 1996 and a vehicle was financed for $23,741 in the third quarter of 1996.


Note 3 - Notes Payable to Affiliates

In January 1996, an affiliate of the Company agreed to accept a discounted payment of $60,000 cash and $100,000 in a promissory note as full satisfaction of a remaining obligation of the Company to such affiliate of $173,225 in guarantee fees and $44,073 in holdbacks. The note bears interest at 10%, with interest due quarterly and the principal due in full in December 1999.


Note 4 - Shareholders' Equity

During the first nine months of 1996, holders of 10,914 shares of Series C Preferred Stock exchanged their shares for 18,190 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $30,123. Shares of stock valued at $4,039 and cash of $20 were issued in the first nine months of 1996 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the first nine months of 1996.

During the first nine months of 1996, holders of 807 shares of Series A Preferred Stock exchanged their shares for lodging certificates at Los Abrigados and Kohl's Ranch. Preferred stock was reduced by $8,070, which is the liquidation and par value of the shares surrendered and additional paid in capital was increased by $4,760, which is the difference between the par value of the preferred stock and the liability recorded related to the lodging certificates.

In January 1996, 5,035 shares of Series A Preferred Stock were redeemed for $12,000.

During the first quarter of 1996, the Company issued 72,500 shares of restricted common stock, valued at $52,000, to employees in exchange for services provided.

In accordance with consulting agreements entered into in 1995, 50,000 shares of restricted common stock, valued at $1.1875 per share, were issued in the first quarter of 1996. In the second and third quarters of 1996, options for 100,000 and 150,000, respectively, of the total 500,000 option shares of restricted common stock granted under the consulting agreements were exercised at $1.25 per share. All such restricted shares were subsequently registered with the Securities and Exchange Commission.

Note 5 - Lomacasi Cottages

In March 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from the Los Abrigados resort. The Company acquired its partnership interest for a $25,000 capital contribution and took the property subject to existing non-recourse deeds of trust on the property and accrued liabilities. The balance sheet of the partnership at March 1, 1996, was as follows:

                    Assets
                    Cash                               $    20,000
                    Property and equipment               2,116,337
                    Other assets                             9,928
                                                       -----------
                                                       $ 2,146,265
                                                       ===========
                    Liabilities and Partners' Equity
                    Accounts payable                   $    22,862
                    Accrued and other liabilities           15,315
                    Notes payable                        2,152,474
                                                       -----------
                                                         2,190,651
                                                       -----------
                    Partners' capital                      (44,386)
                                                       -----------
                                                       $ 2,146,265
                                                       ===========

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


Note 6 - Acquisition of Additional Resort Property Held for Sale

In September 1996, the Company acquired approximately one-half acre of improved property adjacent to the Los Abrigados resort for a purchase price of $750,000, consisting of a $185,862 cash down payment and a $564,138 first deed of trust. The Company intends to make improvements to the property in the amount of approximately $300,000 and to offer approximately 468 timeshare intervals in the property commencing in 1997. The first deed of trust bears interest at prime plus 4% with interest payable monthly and principal payable through release fees as intervals are sold.


Note 7 - Other

During the first quarter of 1996, the Company received an additional $700,000 pursuant to a management agreement with one of its timeshare lenders. At September 30, 1996, approximately $1.2 million remains available under this agreement; however, an affiliate of the lender filed for bankruptcy protection in 1996. While the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement may not occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates. The balance outstanding under the agreement of $2,185,519 at September 30, 1996 and $1,500,000 at December 31, 1995, is included in accrued and other liabilities.


Note 8 - Subsequent Event

On October 30, 1996, the Company entered into a definitive agreement with Debbie Reynolds Hotel & Casino, Inc., a Nevada corporation ("DRHC") and Debbie Reynolds Resorts, Inc., a Nevada corporation, whereby the Company will acquire all the assets constituting the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada. The purchase price of $16,800,000 includes 3,750,000 federally registered shares of the Company's common stock valued for purposes of the transaction at $2.00 per share, as well as $4,200,000 in cash and $5,100,000 in assumption of mortgage indebtedness. The transaction is contingent upon approval by the shareholders of DRHC, a standard due diligence investigation by the Company, and satisfaction of various other conditions. The hotel consists of 193 rooms in a twelve story structure situated on over six acres.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales of timeshare interests for the three and nine months ended September 30, 1995 were greater than the same periods in 1996 due to the inclusion of 1994 sales of timeshare interests in Varsity Clubs of America - Notre Dame in 1995, due to the operation of the Phoenix Sales Office in the first quarter of 1995, and due to a program to sell upgraded intervals to existing timeshare owners of Los Abrigados resort in 1995. 1996 sales include sales of timeshare interests in Kohl's Ranch, which commenced in the third quarter of 1995, and second and third quarter 1996 sales reflect reduced sales at the Sedona Sales Office.

1995 Varsity Clubs of America - Notre Dame sales of timeshare interests include 1994 sales of timeshare interests of approximately $23,000 for the third quarter and $513,000 for the nine months ended September 30, 1995. Recognition had been deferred in 1994 and recognized on the percentage of completion in 1995 when the property was substantially complete. 1995 sales of timeshare interests from the Varsity Clubs of America - Notre Dame Sales Office excluding these 1994 sales exceeded 1996 sales by approximately $700,000 due to higher average prices and higher closing rates in 1995. In response to lower 1996 closing rates, the Company modified its sales approach in October 1996 and expects improvement in both closing rate and average price in the fourth quarter.

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

During the first quarter of 1995, the Company converted eight of its one-bedroom business suites at Los Abrigados resort to two-bedroom suites with kitchens, and invited its existing timeshare owners to exchange their one and two-bedroom suites without kitchens to these upgraded units. Revenue of approximately $525,000 from these upgrades is included in the first six months of 1995.

Sales of timeshare interests from the Kohl's Ranch Sales Office commenced in the third quarter of 1995 and the Company then began directing its Phoenix-based customers to the Kohl's Ranch Sales Office as well as its Sedona Sales Office. While the number of customers generated to both offices increased in total, customers directed to the Sedona Sales Office declined and, accordingly, Sedona Sales Office sales of timeshare interests decreased by approximately $466,000 and $838,000 for the three and nine months ended September 30, 1996, respectively. Kohl's Ranch Sales Office sales of timeshare interests were approximately $803,000 and $2,400,000 for the same periods, respectively. Kohl's Ranch sales were approximately $339,000 for the third quarter of 1995.

The decrease in cost of timeshare interests sold as a percentage of sales between years reflects an adjustment to the estimated cost of Los Abrigados interests in 1996.

The increases in resort operating revenue for both the third quarter and nine months ended September 30, 1996, from the same periods in 1995 reflect revenue from Varsity Clubs of America - Notre Dame which opened in mid-August 1995, revenue from Kohl's Ranch, which was acquired on June 1, 1995 and an increase in revenue from Los Abrigados resort as a result of an increase in occupancy and in average daily rate.

The decrease in cost of resort operations as a percentage of resort operating revenue in 1996 from 1995 reflects a change in estimated depreciation expense and lower Los Abrigados costs as a percentage of revenue due to increased occupancy and average daily rate and reductions in operating costs, net of the costs of operations for Varsity Clubs of America - Notre Dame and Kohl's Ranch, which began operations in 1995 and accordingly have lower occupancy than mature resorts. In addition, the smaller, current size and reduced amenities offered at these properties is likely to yield a higher cost of resort operations as a percentage of resort operating revenue than that of the Los Abrigados resort.

The increase in sales of land and other and the related cost of sales for the nine months ended September 30, 1996, reflects the sale of a parcel of land held by Genesis. Sales are comparable for the three month period ended September 30, 1996 and 1995. Sales of land and other and the associated cost of land sold and other also include in 1995 and 1996 sales of Red Rock Collection products and in 1996 revenue and related costs from the Kohl's Ranch Water Company for services provided.

The increase in interest income from 1995 to 1996 is a result of the increased consumer paper retained by the Company as well as increased balances of invested cash.

Advertising and promotion as a percentage of sales increased for both the third quarter and first three quarters of 1996 from the same periods in 1995, reflecting a promotional program in operation until November 1996 which offered certain purchasers from the Varsity Clubs of America - Notre Dame Sales Office a vacation experience (including airfare and car rental) in addition to their timeshare interval. While the cost of the vacation experience was added to the buyer's purchase price, it has the effect of increasing promotion costs as a percentage of sales. In addition, in 1996, the Varsity Clubs of America - Notre Dame Sales Office experienced a lower closing rate (number of timeshare sales divided by timeshare tours) and the Varsity Clubs of America - Notre Dame and Sedona Sales Offices experienced increased costs of generating tours.

General and administrative expenses are comparable between years for both the third quarter and nine months ended September 30, 1996 and 1995.

The decreases in the provision for doubtful accounts for the third quarter and nine months ended September 30, 1996 from the same periods in 1995 reflect the expected performance of the portfolio of consumer paper, both sold and unsold.

The increase in interest expense for both the third quarter and nine months ended September 30, 1996 from the same periods in 1995 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America - Notre Dame, the Kohl's Ranch and Lomacasi Cottages acquisition notes and increased borrowings against consumer notes receivable.

The increases in minority interests for both the third quarter and nine months ended September 30, 1996 reflect increases in Los Abrigados resort net income between years due to adjustments in the estimated cost of sales of timeshare intervals and estimated depreciation expense, the reduced provision for doubtful accounts and increased hotel operating income, net of the minority interest in operating losses of Lomacasi resort commencing March 1, 1996.

Income tax expense increased from a benefit for both the third quarter and first three quarters of 1995 to a provision for both the third quarter and first three quarters of 1996 because 1995 reflects the reduction in the valuation allowance reflecting management's estimate of the future benefit to be derived from the utilization of Genesis net operating loss carryovers and because 1996 includes gross receipts tax on revenue generated in Indiana.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1996. At September 30, 1996, approximately $4.8 million is available under the fixed commitment line and approximately $2.3 million is expected to be available on the open ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of interval interests in Los Abrigados, Golden Eagle Resort and Kohl's Ranch, and $2.2 million against non-conforming notes from sales of interval interests in the Golden Eagle Resort through March 1998. Approximately $2.6 million was available under these commitments at September 30, 1996.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1, 1997. Approximately $5.9 million was available under this commitment at September 30, 1996.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $8.3 million was available on this commitment at September 30, 1996.

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

The Company has a $500,000 line of credit from one financial institution and a $400,000 line of credit from another. $700,000 was available for working capital under the lines at September 30, 1996.

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

During the first quarter of 1996, the Company received an additional $700,000 pursuant to a management agreement with one of its timeshare lenders. At September 30, 1996, approximately $1.2 million remains available under this agreement; however, an affiliate of the lender filed for bankruptcy protection in 1996. While the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement may not occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates.

During the second quarter of 1996, the Company made its first borrowing of $300,000 on its $6 million, 13% interest rate, construction financing commitment for the Varsity Clubs of America - Tucson facility.

In September 1996, the Company acquired approximately one-half acre of improved property adjacent to the Los Abrigados resort for a $185,862 cash down payment and a $564,138 first deed of trust. The Company intends to make improvements to the property and to offer timeshare intervals in the property commencing in 1997.

Cash used in operating activities decreased from $5,472,753 in 1995 to $774,366 in 1996 because 1995 included additions to resort property held for timeshare sales for Varsity Clubs of America - Notre Dame and improvements to Los Abrigados.

The change from cash used in investing activities in 1995 of $275,509 to cash provided by investing activities in 1996 of $4,399 reflects investments in Varsity Clubs of America deferred assets in 1995 and the cancellation of the Company's options on its Varsity Clubs of America sites near Penn State and Auburn University in 1996.

Cash provided by financing activities of $4,142,884 in 1995 decreased to cash used in financing activities in 1996 of $341,205 because 1995 reflects increased borrowings for construction of Varsity Clubs of America - Notre

Dame and for improvements to the Los Abrigados resort, and 1996 reflects cash distributions to LAP minority partners.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above the Company will have adequate capital resources for at least the next twelve to twenty-four months.

Item 5.  Other Information

On October 30, 1996, the Company entered into a definitive agreement with Debbie Reynolds Hotel & Casino, Inc., a Nevada corporation ("DRHC") (OTC: DEBI) and Debbie Reynolds Resorts, Inc., a Nevada corporation ("DRC"), whereby the Company will acquire all the assets constituting the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada (the "Hotel"). The purchase price of $16,800,000 includes 3,750,000 federally registered shares of the Company's common stock valued for purposes of the transaction at $2.00 per share, as well as $4,200,000 in cash and $5,100,000 in assumption of mortgage indebtedness. The transaction is contingent upon approval by the shareholders of DRHC, a standard due diligence investigation by the Company, and satisfaction of various other conditions. The Hotel consists of 193 rooms in a twelve story structure situated on over six acres. Hotel amenities include the Debbie Reynolds Hollywood Movie Museum, Debbie's Star Theater, space for a planned full-service casino, food and beverage facilities, a pool and a spa. Forty-three of the hotel rooms have recently been renovated and established as timeshare units. As part of the agreement, Debbie Reynolds will continue to perform and make regularly scheduled appearances at the Hotel.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------

     (a) The Exhibit Index attached to this report is hereby incorporated by reference.


Reports on Form 8-K
-------------------

     (b) On August 5, 1996, a report on Form 8-K was filed with the Securities and Exchange Commission, which disclosed the following:

         Item 5.  Other Events.

              Effective June 2, 1995, ILX Incorporated (" ILX ") entered into Consulting Agreements with Investor Resource Services, Inc., a Florida corporation, (" IRC ") and Universal Solutions, Inc., a Colorado corporation, (" Universal ") pursuant to which IRC and Universal agreed to provide certain investor relations, broker relations and public relations services to ILX. The Consulting Agreements are Exhibits to ILX's Form S-2 Registration Statement No. 33-61477. Under the terms of the Consulting Agreements, as amended in the related Option Agreements (which are attached as Exhibits to ILX's Form S-3 Registration Statement No. 333-03151), each of IRC and Universal received from ILX a total of 50,000 shares of ILX Common Stock (the " Shares ") plus options to purchase an additional 250,000 shares of ILX Common Stock at $1.25 per share (the " Option Shares "). ILX agreed that the Shares and the Option Shares may be registered pursuant to the terms of the Consulting Agreements.

              The term of the Option Agreements originally was to terminate 30 days after the effective date of any registration described under
         Section 7(b) of the Consulting Agreements (a " Registration ") or June 1, 1997, whichever occurred first. Pursuant to a letter agreement dated June 10, 1996 (the " Letter Agreement "), a copy of which was attached as Exhibit A to ILX's Current Report dated June 14, 1996 on Form 8K, ILX agreed to extend the term of the Option Agreements so that those Option Agreements would terminate 90 days after the effective date of any such Registration or June 1, 1997, whichever occurs earlier. Pursuant to a letter agreement dated August 5, 1996 (the " Second Letter Agreement "), a copy of which is attached as Exhibit A hereto, ILX agreed to extend the term of the Option Agreements so that those Option Agreements would terminate 120 days after the effective date of any such Registration or June 1, 1997, whichever occurs earlier. In consideration for the extension, IRC and Universal agreed to exercise, collectively and on or before August 15, 1996, options for 100,000 of the Option Shares at a price of $1.25 per Option Share.

              The above descriptions of the Consulting Agreements, the Option Agreements, the Letter Agreement and the Second Letter Agreement are qualified in their entirety by reference to the Consulting Agreements, the Option Agreements, the Letter Agreement and the Second Letter Agreement.


         Item 7.  Financial Statements and Exhibits.

              The Exhibits required by Item 601 of Regulation S-K have been supplied as follows:

         Exhibit Numbers    Description of Exhibit                      Page No.
         -----------------------------------------------------------------------
               10           IRS/Universal Second Letter Agreement         4

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ILX INCORPORATED
                                  (Registrant)




                              /s/ Joseph P. Martori
                         ------------------------------
                                Joseph P. Martori
                             Chief Executive Officer




                               /s/ Nancy J. Stone
                         ------------------------------
                                 Nancy J. Stone
                                   President/
                             Chief Financial Officer





                               /s/ Denise L. Janda
                         ------------------------------
                                 Denise L. Janda
                            Vice President/Controller



Date:  As of November 12, 1996

                                  EXHIBIT INDEX

No.      Description
----     -----------


10-1 Fourth Amendment to Financing Agreement and Reaffirmation of Loan Documents between Tammac Financial Corp. and Los Abrigados Partners Limited Partnership and ILX Incorporated dated as of September 7, 1996.

10-2 First Amendment to Loan and Security Agreement between Tammac Financial Corp. and ILX Incorporated dated as of September 7, 1996.

10-3 Amended and Restated Promissory Note to Tammac Financial Corp. by ILX Incorporated dated as of September 7, 1996.

10-4 Agreement for Purchase and Sale of Debbie Reynolds Hotel & Casino between Debbie Reynolds Hotel & Casino, Inc. and Debbie Reynolds Resorts, Inc. and ILX Incorporated dated October 30, 1996.