Form 10-K
period 1996-12-31
ILX INC/AZ/
filed 1997-03-31
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (Fee Required)

         For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 (No Fee Required)

         For the transition period from _______________ to _______________

                         Commission File Number 33-16122
                                                --------

                                ILX INCORPORATED

               ARIZONA                                   86-0564171
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2111 East Highland Avenue, Suite 210, Phoenix, AZ 85016
             -------------------------------------------------------

        Registrant's telephone number, including area code (602) 957-2777
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each Exchange
        Title of Class                                      on which registered
-------------------------------                           ----------------------
Common Stock, without par value                            National Association
Preferred Stock, $10 par value                            of  Securities Dealers

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

           Class                                 Outstanding at January 31, 1997
-------------------------------                  -------------------------------
Common Stock, without par value                         12,994,290 shares
Preferred Stock, $10 par value                           392,109 shares

At January 31, 1997, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing bid price at which such stock was sold as reported by the National Association of Securities Dealers, was approximately $6.7 million.

Portions of Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 1997, are incorporated in Parts II and III as set forth in said Parts.

                                ILX INCORPORATED

                          1996 Form 10-K Annual Report
                                Table of Contents

PART I----------------------------------------------------------------------------------------------------------------------3


   Item 1.  Business--------------------------------------------------------------------------------------------------------3

   Item 2.  Properties------------------------------------------------------------------------------------------------------7

   Item 3.  Legal Proceedings----------------------------------------------------------------------------------------------10

   Item 4.  Submission of Matters to a Vote of Security Holders------------------------------------------------------------10

PART II--------------------------------------------------------------------------------------------------------------------11


   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-------------------------------------------11

   Item 6. Selected Financial Data-----------------------------------------------------------------------------------------11

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations---------------------------11

   Item 8. Financial Statements and Supplementary Data---------------------------------------------------------------------18

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure----------------------------18

PART III-------------------------------------------------------------------------------------------------------------------19


   Item 10. Directors and Executive Officers of the Registrant-------------------------------------------------------------19

   Item 11. Executive Compensation-----------------------------------------------------------------------------------------19

   Item 12. Security Ownership of Certain Beneficial Owners and Management-------------------------------------------------19

   Item 13. Certain Relationships and Related Transactions-----------------------------------------------------------------19

PART IV--------------------------------------------------------------------------------------------------------------------20


   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K------------------------------------------------20

                                     PART I


Item 1.  Business

ILX Incorporated ("ILX" or the "Company") is an Arizona corporation formed in October 1986. The Company is engaged primarily in the business of developing, marketing and financing interval ownership interests, often referred to as "timeshare" interests, in resort properties and operating resort properties as hotels.

Resorts
-------

ILX sells timeshare interests in resorts located in Arizona, Colorado, Florida, Hawaii, Indiana and Mexico. Generally, ILX either owns all or a controlling interest in the resort itself, or it owns a designated number of timeshare interests in a resort and has a corresponding right to sell those timeshare interests to third parties.

ILX owns all or a controlling interest in the following resorts: Los Abrigados Resort & Spa in Sedona, Arizona, Kohl's Ranch Lodge in Gila County, Arizona, Golden Eagle Resort in Estes Park, Colorado, Varsity Clubs of America near the University of Notre Dame in Mishawaka, Indiana and Lomacasi Cottages in Sedona, Arizona. The properties owned or controlled by ILX or its subsidiaries are operated as hotels to the extent of unused or unsold timeshare inventory.

In addition, ILX owns a designated number of timeshare interests in the following resorts and has a right to sell those timeshare interests to third party purchasers: Ventura Resort in Boca Raton, Florida and Costa Vida Vallarta Resort in Puerto Vallarta, Mexico.

ILX also has a marketing agreement with Pahio Vacation Ownership, Inc., which owns and operates, on the island of Kauai, Hawaii, Pahio at Kauai Beach Villas, Pahio at Bali Hai Villas, Pahio at The Shearwater and Pahio at Ka'Eo Kai. Under the marketing agreement, ILX may market and sell, subject to regulatory approval, timeshare interests in Pahio's four Hawaii resorts. ILX intends to market the timeshare interests for Pahio at Kauai Beach Villas in Arizona. Thereafter, ILX may then expand its marketing effort to include timeshare interests in other Pahio resorts and expand such marketing to other states.

Except for Costa Vida Vallarta Resort, described below, purchasers of timeshare interests from ILX acquire deed and title to an undivided fractional interest in the entire resort or to a particular unit or type of unit, which entitles the purchaser to use a unit at the selected resort and to use the resort's common areas during a designated time period. On occasion, ILX reacquires a timeshare interest through a variety of circumstances including, but not limited to, customers defaulting on their obligation to pay for their timeshare interests. In those instances, the reacquired timeshare interests are restored to ILX's inventory for resale.

Each of the above referenced resorts is affiliated with a not-for-profit organization, the members of which are the owners (including ILX and its subsidiaries) of timeshare interests in each such resort. These not-for-profit organizations have certain recorded governing documents that contain restrictions concerning the use of the resort property and that retain certain benefits for ILX and its subsidiaries.

With respect to certain of the resort properties owned by ILX or its subsidiaries, a portion of the price paid to ILX by a purchaser of a timeshare interest in those resorts must be paid by ILX to the holder(s) of the underlying mortgage(s) on the property in order to release such timeshare interest from the lender's underlying encumbrance. This "release fee" ensures that the timeshare purchaser can acquire title to his or her timeshare interest free from monetary encumbrances.

ILX began marketing timeshare interests in Ventura Resort in Boca Raton, Florida in 1987. The Ventura Resort is located across from Boca Beach in Boca Raton, Florida. ILX is authorized by the states of Arizona and Florida to sell timeshare interests in Ventura Resort in those states. ILX had approximately 20 weeks available for sale at December 31, 1996.

In 1986, ILX purchased, and in 1987 began operations at, Golden Eagle Resort, which is located in the town of Estes Park, Colorado, within three miles of the Rocky Mountain National Park. ILX plans to offer a minimum of 1,785 timeshare weeks in Golden Eagle Resort. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in Golden Eagle Resort in those states. ILX had approximately 575 weeks available for sale in completed suites at December 31, 1996.

In September 1988, ILX acquired an ownership interest in Los Abrigados Resort & Spa in Sedona, Arizona through BIS-ILE Associates ("BIS-ILE"), a partnership that was formed to acquire and market the property and in which ILX held an interest as a general partner. In September 1991, Los Abrigados Partners Limited Partnership, an Arizona limited partnership ("LAP"), became the successor in interest to BIS-ILE. ILX, directly and through its wholly-owned subsidiary, ILE Sedona Incorporated ("ILES"), owns a total of 78.5% of LAP, which now owns Los Abrigados Resort & Spa. ILES serves as LAP's general partner. LAP has contracted with ILX to manage the resort and to market fee simple interval ownership interests in the resort through the sale of membership interests in Sedona Vacation Club.

Marketing of timeshare interests in Los Abrigados Resort & Spa began in February 1989. A total of 9,100 timeshare weeks in constructed units may be sold, of which approximately 2,790 were available for sale at December 31, 1996. The Company intends to construct an additional 20 units, thereby adding 1,040 timeshare weeks. At December 31, 1996, Genesis Investment Group, Inc., a wholly-owned subsidiary of ILX, holds an option to purchase, and is subject to a put and call option requiring and allowing it to purchase, 392 additional timeshare weeks for $2,100 each in Los Abrigados Resort & Spa, which timeshare weeks will be made available for sale upon exercise of the option. At December 31, 1996, options to purchase 641 weeks had been extended to owners of timeshare interests in Golden Eagle Resort, Kohl's Ranch Lodge and Varsity Clubs of America - Notre Dame on substantially the same terms offered to current purchasers. In addition, one to two year options have been extended to certain owners of alternate year usage at Los Abrigados Resort & Spa that allow the owners to increase their ownership to every year usage. Such options are at prices in excess of the current prices. Arizona, Colorado, Indiana, Iowa and Nevada have authorized ILX to sell timeshare interests in Los Abrigados Resort & Spa in those states.

The Costa Vida Vallarta Resort is a beach front resort located in Puerto Vallarta, Mexico. ILX has acquired timeshare weeks in the resort that provide a right to occupy a specific week and unit in the resort and to use the common areas of the resort (during the week of occupancy) through and including the year 2009. Arizona, Colorado and Indiana have authorized ILX to sell timeshare interests in Costa Vida Vallarta Resort in those states. ILX had 49 timeshare interests available for sale as of December 31, 1996.

In June 1995, ILX acquired  ownership of Kohl's Ranch Lodge ("Kohl's Ranch"),  a
10.5 acre property located 17 miles northeast of Payson, Arizona. Kohl's Ranch timeshare interests have been approved for sale in Arizona, and timeshare sales began in July 1995. The Company is refurbishing Kohl's Ranch, maintaining its authentic ranch atmosphere and decor. ILX anticipates constructing six additional duplex cabins as needed to accommodate timeshare sales, thus adding twelve 2-bedroom cabins, for a total of 64 units and 3,328 timeshare intervals. The Company also owns and operates the water company which provides water to Kohl's Ranch and surrounding area residences. As of December 31, 1996, approximately 2,175 timeshare weeks were available for sale in completed units.

On March 1, 1996, ILX indirectly became the 75% general partner of The Sedona Real Estate Limited Partnership #1, an Arizona limited partnership, ("SRELP") that owns Lomacasi Cottages in Sedona, Arizona, a 19 unit, 5.27 acre property approximately one mile from Los Abrigados Resort & Spa. ILX intends initially to use the resort to provide lodging accommodations to prospective timeshare purchasers attending a presentation at ILX's Sedona Sales Office. ILX may offer timeshare interests in the property in the future.

In September 1996, ILX acquired approximately one-half acre of improved property adjacent to Los Abrigados Resort & Spa. ILX intends to make improvements to the property, to be known as the Inn at Los Abrigados, in the amount of approximately $300,000 and to offer approximately 468 timeshare interests in the property commencing in 1997.

The Company markets timeshare interests in Los Abrigados Resort & Spa, Kohl's Ranch, Golden Eagle Resort, Varsity Clubs of America - Notre Dame, Pahio at Kauai Beach Villas and Costa Vida Vallarta Resort from its Sales Offices located at Los Abrigados Resort & Spa and Kohl's Ranch. There are several other timeshare resorts in Sedona and elsewhere in Arizona that draw upon the same metropolitan Phoenix customers the Company does for both its Los Abrigados Resort & Spa and Kohl's Ranch Sales Offices. To date the Company has been able to successfully compete to attract such customers to attend its timeshare presentations. The Company markets its Golden Eagle interests exclusively from its Arizona and Indiana sales offices and does not, therefore, compete directly with Colorado timeshare resorts.

The Company's wholly-owned subsidiary, Varsity Clubs of America Incorporated ("VCA"), was formed to capitalize on a perceived niche market: the potential demand for high quality accommodations near prominent colleges and universities with nationally recognized athletic programs. Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators. The Varsity Clubs concept is a lodging alternative targeted to appeal to university alumni, basketball or football season ticket holders, parents of university students and corporate sponsors of university functions, among others. The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty timeshare hotels that have a flexible ownership structure, enabling the purchase of anything from a single day (such as the first home football game) to an entire football season. In addition, the Varsity Clubs concept serves the needs of local residents by offering a variety of on-site club privileges to purchasers, as well as the ability to exchange their usage at other resorts worldwide. Each Varsity Clubs facility will operate as a hotel to the extent of unsold or unused timeshare inventory.

The first Varsity Clubs facility was completed in August 1995 and is located in Mishawaka, Indiana, approximately 2.8 miles from the University of Notre Dame ("Varsity Clubs of America - Notre Dame"). The Indiana facility is owned, to the full extent of unsold timeshare interests, by VCASB Partners General Partnership ("VCASB"), which is owned 50% each by ILX and VCA South Bend Incorporated, a wholly-owned subsidiary of VCA. Arizona, Florida, Illinois, Indiana and Pennsylvania have authorized VCASB to sell timeshare interests in the Indiana facility in those states. Customers purchase deed and title to a floating number of night's use of a unit and unlimited use of the common areas of the resort. Purchasers may also receive the right to utilize the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 22,568 one night intervals have been constructed and, at December 31, 1996, approximately 16,147 one night intervals were available for sale. The Company anticipates expanding the facility by constructing an additional 30 suites, thus adding 10,920 one night intervals. To the Company's knowledge, no other timeshare properties exist proximate to the University of Notre Dame. To date, Varsity Clubs of America - Notre Dame has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

The site for a second Varsity Clubs facility was acquired in July 1995 and is located in Tucson, Arizona, approximately 2.3 miles from the University of Arizona. Construction of the Arizona facility is expected to commence in 1998.

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

ILX's interval ownership plans compete both with other interval ownership plans as well as hotels, motels, condominium developments and second homes. ILX considers its competitive environment to include not only the areas near its properties but also other vacation destination alternatives. ILX's competitive posture is based on the distinction of its products, the desirability of the locations of its properties, the quality of the amenities ancillary to the interval ownership weeks, the value received for the price and the availability of a variety of destination locations. ILX plans to continue exploring options for the acquisition or development and marketing of new resort facilities.

Sedona Worldwide Incorporated and Red Rock Collection Incorporated
------------------------------------------------------------------

Red Rock Collection Incorporated, an Arizona corporation ("Red Rock Collection"), was a wholly and directly owned subsidiary of ILX. It has, since July 1994, been engaged in the manufacture and distribution of personal care products. The complete product line consists of spa and salon formulated products for face, body, bath and hair care.

Effective January 1, 1997, ILX and Red Rock Collection entered into personal service agreements (the "Personal Service Agreements") with celebrity Debbie Reynolds and her son, Todd Fisher. The Personal Service Agreements provide, among other things, that Ms. Reynolds will endorse the Red Rock Collection line of face, body, bath and hair care products. Pursuant to the Personal Service Agreements and related documents, each of Ms. Reynolds and Mr. Fisher are to receive from ILX 70,000 shares of the 700,000 issued and outstanding shares of Red Rock Collection common stock.

Also under the Personal Service Agreements, ILX agreed that, within sixty (60) days from the issuance of such stock to Ms. Reynolds and Mr. Fisher, which issuance has not yet occurred, ILX would distribute to the existing ILX shareholders the common stock of Red Rock Collection equal to at least thirty percent (30%) of the then issued and outstanding Red Rock Collection common stock. The Personal Service Agreements further provide that (i) ILX shall undertake promptly to register the common stock of Red Rock Collection with the Securities and Exchange Commission with a view to listing the stock on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) and (ii) either concurrently with such registration or by separate registration, and upon the advice of its underwriters, Red Rock Collection would undertake a public offering of between $2 million and $5 million.

In November 1996, ILX activated a wholly-owned subsidiary, Sedona Worldwide Incorporated ("SWW") (formerly "Red Rock Worldwide Incorporated"). Pursuant to a Contribution Agreement to be effective as of January 1, 1997, all of the issued and outstanding shares of Red Rock Collection are to be exchanged for shares of SWW, at a rate of four shares of SWW for each share of Red Rock Collection. As a part of that agreement, SWW is to assume Red Rock Collection's obligations under the Personal Service Agreements and ILX is to undertake the various Red Rock Collection stock transfers and registrations using SWW stock rather than Red Rock Collection stock.

Red Rock Collection products primarily have been marketed through resort properties owned and operated by ILX. This resort-based sales program includes an upscale amenities line, an in-room gift basket promotion and retail product sales at ILX resort venues. Red Rock Collection products are also used by ILX and its subsidiaries as tour promotion incentives. The products are given as gifts to individuals who attend timeshare tours and presentations. Red Rock Collection then markets by direct mail to the resort and tour customers who have received and/or used the Red Rock Collection products. Red Rock Collection is considering other marketing opportunities, including promotional activities utilizing Ms. Reynolds.

ILX and SWW intend to offer additional product lines through SWW, including jewelry, artwork and apparel.

Debbie Reynolds Hotel & Casino
------------------------------

On October 30, 1996, ILX entered into a definitive agreement with Debbie Reynolds Hotel & Casino, Inc., a Nevada corporation ("DRHC") and Debbie Reynolds Resorts, Inc., a Nevada corporation ("DRC") whereby ILX can acquire, among other assets, the physical assets constituting the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada (the "Hotel"). The purchase price for the assets is $16,800,000 and is payable by issuance to DRHC of $7,500,000 worth of federally registered shares of ILX's Common Stock valued for purposes of the transaction at $2.00 per share (totaling 3,750,000 shares), as well as payment of $4,200,000 in cash, which ILX intends to borrow from third-party lenders to whom ILX believes it will be required to provide recourse mortgages against ILX's assets, and ILX's assumption of $5,100,000 in mortgage indebtedness, which ILX believes likely would be recourse to ILX's assets. The Hotel consists of 193 rooms in a twelve-story structure situated on over six acres. Hotel amenities include the Debbie Reynolds Hollywood Movie Museum, Debbie's Star Theater, food and beverage facilities, a pool and a spa, and space for a full-service casino. Forty-three of the hotel rooms have recently been renovated and established as timeshare units, providing the opportunity to market up to 2,193 timeshare interests in the Hotel, of which approximately one-half have been sold by the current owners. As part of the agreement, Debbie Reynolds would continue to perform and make regularly scheduled appearances at the Hotel. If the transaction is consummated, ILX would offer timeshare interests, would conduct hotel operations, and would lease to Debbie Reynolds or her nominee for 99 years facilities that include the showroom, casino space, museum, gift shop, back bar and certain joint use areas for an approximate lease fee of $150,000 per month, which is at a rate that DRHC has indicated would not likely be profitable for DRHC to undertake.

Consummation of the contemplated transaction was and remains contingent upon approval by the shareholders of DRHC, satisfaction of various conditions by the sellers, and a due diligence investigation by ILX. To date, DRHC has not sought the approval of the shareholders, only a small portion of the conditions have been satisfied by the sellers, and ILX has not completed its due diligence investigation as a result of the lack of information made available by the sellers, all of which places an additional degree of substantial uncertainty upon the likelihood of closing the transaction as originally anticipated. One condition recently satisfied is that DRHC provided ILX with DRHC's delinquently filed financial statements for the year ended December 31, 1995 and the first three quarters of 1996. ILX's preliminary review of these financial statements revealed lower performance levels than had previously been anticipated for DRHC, and greater debt owed by DRHC, raising additional issues that ILX must now explore. Accordingly, ILX's management has determined that, until further due diligence is performed and the other seller contingencies are satisfied, ILX will not be able to determine whether or not it will proceed to consummate the transaction.

Genesis
-------

ILX, through its wholly-owned subsidiary Genesis Investment Group, Inc. ("Genesis"), holds for the purpose of liquidation ownership interests in real estate (both fee and lien), most of which is unimproved. ILX acquired Genesis in November 1993 through the merger of ILX's wholly-owned subsidiary and Genesis. Since the merger, Genesis has continued to liquidate its real estate holdings and is subject to a put and call option allowing and requiring Genesis to purchase 667 timeshare intervals in Los Abrigados Resort & Spa. Pursuant to such option, Genesis has acquired 275 timeshare intervals as of December 31, 1996 and has engaged LAP to market these timeshare interests for resale.

Other
-----

ILX employs approximately 700 people.


Item 2.  Properties

Los Abrigados Resort & Spa
--------------------------

Los Abrigados Resort & Spa is located in Sedona, Arizona, approximately 110 miles northwest of Phoenix. The resort consists of a main building which houses the lobby and registration area, executive offices, meeting space, a health spa and athletic club, food and beverage facilities and support areas. The hotel contains 174 suites in 22 one- and two-story free-standing structures. In addition, a two-bedroom historic homesite which has been renovated to include a spa and other luxury features is also located on the property and is being marketed by the Company. The resort has outdoor swimming pools, tennis courts and other recreational amenities and is situated on approximately 19 acres of land.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. A total of 9,100 interval ownership memberships in constructed units may be sold, of which approximately 2,790 were available for sale at December 31, 1996. The Company intends to construct 20 additional suites, thereby adding 1,040 interval ownership memberships. Also, Genesis holds an option to purchase 392 additional memberships at $2,100 each. One to two year options to purchase 641 available memberships have been extended to owners of timeshare interests in Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame on terms substantially the same as those offered to current purchasers. Similarly, purchasers of bi-annual interests in Los Abrigados Resort & Spa have been offered one and two year options to expand to annual interests for specified prices. Such prices exceed current offering prices.

The Company holds fee simple title to the property, which is encumbered by a first deed of trust securing a loan in the principal amount of $1,572,167, and by two subordinate deeds of trust of equal priority securing repurchase obligations relating to borrowings against consumer notes receivable of approximately $141,000 and sales of consumer notes receivable with recourse in the amount of approximately $17 million at December 31, 1996. In addition, 220 interests which are not encumbered by the first and second deeds of trust secure two notes payable to affiliates totaling $430,000 at December 31, 1996.

Golden Eagle Resort
-------------------

The Golden Eagle Resort, located within the corporate limits of the Town of Estes Park, Colorado and within three miles of the Rocky Mountain National Park, contains a resort lodge which overlooks the Estes Valley and is bounded generally by undeveloped and low density residential forested mountainside land. Approximately four acres of land are owned along with a four-story wood-frame main lodge that was constructed in 1914. The lodge property contains 27 guest rooms, a restaurant, bar, library and outdoor swimming pool, as well as two other free standing buildings containing six guest rooms and support facilities. Space is available to construct additional suites on the property. The Company also owns a residence in a duplex adjacent to the property which may be marketed.

The Company offers deed and title interests which provide the right to occupy a specific unit for a specific week each year in perpetuity and plans to offer a minimum of approximately 1,785 such interval ownership weeks (including the 102 anticipated intervals described below), exclusive of the adjacent condominium. Approximately 575 interests in completed suites were available for sale at December 31, 1996, and the Company intends to construct a minimum of two additional units, thereby adding 102 available interests. The Company offers certain purchasers of Golden Eagle interests the option to convert their ownership to other ILX-owned properties at a designated time for a pre-determined amount. Golden Eagle interests received from converting owners are offered for resale.

The Company holds fee simple title to the property which is encumbered by a first deed of trust securing a loan in the principal amount of $1,449,990 and by a second deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $1,068,541 and sales of consumer notes receivable sold with recourse in the approximate amount of $707,000 at December 31, 1996.

Kohl's Ranch Lodge
------------------

In June 1995, ILX acquired ownership of Kohl's Ranch Lodge ("Kohl's Ranch"). Kohl's Ranch is a 10.5 acre property located 17 miles northeast of Payson, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by Tonto National Forest. The main lodge of Kohl's Ranch contains the lobby and registration area, food and beverage facilities, gift shop, sales offices, and 41 guest rooms. The common areas offer a variety of amenities including a pool, outdoor spa, exercise room, putting green and sport court. Kohl's Ranch also includes eight (8) one- and two-bedroom cabins along Tonto Creek, each with a private outdoor spa, a triplex cabin with two one-bedroom units and one efficiency unit, and a free standing building that contains food and beverage facilities and space for additional retail operations. ILX is refurbishing the cabins, the common areas, and a portion of the lodge rooms, maintaining a ranch atmosphere and decor. In addition, the Company has constructed a "pet resort" to house the pets of visiting resort guests. The Company offers certain purchasers of Kohl's Ranch interests the option to convert their ownership to other ILX-owned properties at a designated time for a predetermined amount. Kohl's Ranch interests received from converting owners are offered for resale.

In July 1995, the Company began offering membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. A total of 2,704 timeshare weeks may be sold in existing units and, as of December 31, 1996, ILX had 2,175 timeshare weeks in constructed units available for sale. ILX anticipates commencing construction of six new duplex cabins on the property as needed to accommodate timeshare sales, thus adding twelve two-bedroom cabins, for a total of 64 units and 3,328 timeshare weeks. The Company holds fee simple title to the property which at December 31, 1996, is encumbered by a first position note and deed of trust in the amount of $584,500, a second position note and deed of trust in the amount of $190,450, and a third position note and deed of trust securing repurchase obligations relating to borrowings against consumer notes receivable in the principal amount of $1,787,228.

Interval Ownership Interests in Costa Vida, Ventura and Other Resorts
---------------------------------------------------------------------

At December 31, 1996, the Company owned and held for sale 20 interval ownership interests in Ventura Resort in Boca Raton, Florida, 49 interval ownership interests in Costa Vida Resort in Puerto Vallarta, Mexico, and 39 interval ownership interests in other resort properties worldwide. These intervals are owned free and clear by the Company at December 31, 1996.

Varsity Clubs of America - Notre Dame
-------------------------------------

Varsity Clubs of America - Notre Dame is located in Mishawaka, Indiana, approximately 2.8 miles from the University of Notre Dame. The hotel is situated on approximately four acres of land and consists of a three-story main building which houses 60 one- and two-bedroom suites, the lobby, gift shop, meeting space, member lounge, health club, and food and beverage facilities and a separate one-story building which contains a three-bedroom suite and a one-bedroom suite.

The Company offers membership interests to customers in the form of deed and title which provide the right to occupy the resort for a designated amount of time each year in perpetuity. Memberships are offered in one day intervals. Approximately 22,568 one day intervals may be offered for sale in the existing facility. The Company anticipates constructing 30 more suites in the main building, thereby increasing by 10,920 the number of intervals which may be offered for sale. Approximately 16,147 one day intervals in completed suites were available for sale at December 31, 1996. The Company offers certain purchasers of Varsity Clubs of America - Notre Dame interests the option to convert their ownership to other ILX-owned properties at a designated time for a predetermined amount. Varsity Clubs of America - Notre Dame interests received from converting owners are offered for resale.

The Company holds fee simple title to the property, which is encumbered by a first mortgage securing construction financing in the amount of $2,797,733 and securing sales of consumer notes receivable with recourse in the approximate amount of $4.7 million at December 31, 1996.

Varsity Clubs of America - Tucson
---------------------------------

The site for a second Varsity Clubs facility was acquired in July 1995 and is located in Tucson, Arizona, approximately 2.3 miles from the University of Arizona. Construction of the Arizona facility is expected to commence in 1998. The Company has a commitment, which the Company believes has been breached, for construction financing for the Arizona facility in the amount of $6 million, which, if honored, is expected to be sufficient to build and furnish the property. In addition, the commitment includes up to $20 million in financing for eligible notes received from the sale of timeshare interests in the Arizona facility. If the commitment is not honored, the Company believes it will be able to secure financing from alternate sources to construct and furnish the property and to fund eligible notes receivable. The property is held in fee simple title and is encumbered pursuant to a contract for sale in the amount of $491,981 and a second position mortgage in the amount of $300,000 at December 31, 1996.

Lomacasi Cottages
-----------------

In March 1996, ILX, through a subsidiary, became the 75% general partner of the partnership that owns Lomacasi Cottages in Sedona, Arizona. Lomacasi Cottages consists of a main house, which includes registration and meeting areas, and 19 guest units scattered throughout the 5.27 acre site. The hotel is located approximately one mile from Los Abrigados Resort & Spa and is bordered by Oak Creek. The Company uses the resort primarily to provide lodging accommodations for prospective timeshare purchasers for the Sedona Sales Office. ILX may offer timeshare interests in the property in the future. The property is encumbered by non-recourse deeds of trust totaling approximately $2,171,000 at December 31, 1996.

The Inn at Los Abrigados
------------------------

The Company acquired approximately one-half acre of improved property adjacent to Los Abrigados Resort & Spa in September 1996 for the purpose of making improvements to the property and offering approximately 468 timeshare interests in the property. The property is encumbered by a $564,138 first deed of trust at December 31, 1996.

Land
----

The Company owns interests in various parcels of unimproved real estate in Arizona through its wholly-owned subsidiary Genesis and is presently marketing these properties. At December 31, 1996, the real estate held for sale less encumbrances was recorded at $1,547,493. It is the Company's intention to liquidate this land in the next twelve to twenty-four months.

Red Rock Collection Building
----------------------------

The Red Rock Collection corporate headquarters are located at 3840 North 16th Street, Phoenix, Arizona. This 8400 square foot building is leased by Red Rock Collection and houses its executive offices, customer service, accounting, warehouse and shipping operations, as well as telemarketing offices for ILX's timeshare sales operations. The facility is leased from an affiliate through December 31, 1997, with an option to renew the lease for three additional one year periods through December 31, 2000.

Company Headquarters
--------------------

The Company leases its corporate headquarters in Phoenix, Arizona under a five year lease through January 31, 2002. The terms of the lease provide the Company with the option to extend the lease for one additional five-year period.

Other
-----

In the opinion of management, the Company's properties are adequately covered by insurance.


Item 3.  Legal Proceedings

None


Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is traded over-the-counter under the National Association of Securities Dealers (NASD) trading symbol ILEX. The following table sets forth the high and low bid and ask prices for the stock for each full quarterly period during 1996 and 1995. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                 Bid                   Ask
                                           ---------------       ---------------
     Quarter Ended                         High       Low        High       Low
------------------------------------       ----       ----       ----       ----
December 31, 1996                          1.50        .97       1.56       1.06
September 30, 1996                         1.63       1.19       1.75       1.31
June 30, 1996                              1.94       1.13       2.00       1.31
March 31, 1996                             1.38       1.00       1.44       1.06
December 31, 1995                          2.38       1.19       2.50       1.25
September 30, 1995                         2.44       1.81       2.50       1.94
June 30, 1995                              1.88       1.13       2.06       1.19
March 31, 1995                             1.56       1.13       1.69       1.25

On January 31, 1997, the number of holders of the Company's common stock was approximately 2,100. No dividends on common stock have been declared by the Company since inception and none are anticipated in the foreseeable future.


Item 6.  Selected Financial Data

                                                                        Year ended December 31,

                                              1996             1995              1994            1993(1)            1992
                                        ---------------- ----------------- ---------------- ----------------- -----------------
Revenue                                     $32,150,809       $32,706,130      $30,353,265       $20,819,287       $19,026,260
Net income                                    1,051,116           624,663        2,148,287         2,076,231         1,325,874
Net income  per common and  equivalent
    share                                           .08               .05              .17               .18               .12
Total assets                                 41,274,905        37,752,513       28,403,404        24,906,969        15,748,315
Notes payable                                16,434,383        13,527,857        7,332,261         5,408,898         4,865,107
Total shareholders' equity                   15,175,120        13,775,102       12,957,129        10,541,495         6,477,838

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

Results of Operations
---------------------

Fiscal Year 1995 to 1996

Sales of timeshare interests of $21,353,758 in 1995 were 8.7% greater than sales of $19,639,194 in 1996. The greater 1995 sales reflect operation until April 1995 of the Phoenix Sales Office, the recognition in 1995 of approximately $513,000 of Varsity Clubs of America - Notre Dame sales written in 1994 but for which revenue recognition was deferred pending completion of construction, a reduction in tours sent to the Sedona Sales Office in 1996, and reduced sales from the South Bend Sales Office. 1996 sales reflect a full year of operation of the Kohl's Ranch Sales Office.

On April 1, 1995, the Company closed the Phoenix Sales Office, which had sold primarily interests in Los Abrigados Resort & Spa. The Company began directing the customers who would otherwise have attended a Phoenix Sales Office presentation to the Sedona Sales Office, where closing rates had consistently exceeded those of the Phoenix Sales Office. The Phoenix Sales Office generated approximately $771,000 in sales in 1995 prior to closure.

Sales of timeshare interests from the Kohl's Ranch Sales Office commenced in the third quarter of 1995 and the Company then began directing its Phoenix-based customers to the Kohl's Ranch Sales Office as well as its Sedona Sales Office. While the number of customers generated to both offices increased in total, customers directed to the Sedona Sales Office declined and, accordingly, Sedona Sales Office sales of timeshare interests decreased by approximately $1.1 million from 1995 to 1996. Absent the reduction in tours, 1996 sales from the Sedona Sales Office would have exceeded 1995 sales due to increases in prices, closing rates (number of timeshare sales divided by number of timeshare tours) and revenue per tour. In addition, a higher proportion of 1996 sales were of alternate year (rather than every year) usage, yet the average sales price was comparable between years, reflecting the effect of the increased pricing. During 1995 and 1996, the Company offered for sale from the Sedona Sales Office interests in Los Abrigados Resort & Spa, Kohl's Ranch and Golden Eagle Resort and during 1996, Varsity Clubs of America - Notre Dame. The Company is in the process of expanding its tour generation activities to increase the tour flow to the Sedona and Kohl's Ranch Sales Offices. Kohl's Ranch Sales Office sales of timeshare interests were $3,026,989 and $1,122,043 for 1996 and 1995, respectively.

Upgrades by existing owners and other specialty programs generated approximately $1.4 million in sales in 1995 and $1.2 million in 1996. 1995 activity included revenue of approximately $525,000 from a program whereby timeshare owners at Los Abrigados Resort & Spa were invited to exchange their one- and two-bedroom suites without kitchens to newly upgraded two-bedroom suites with kitchens.

Sales of  timeshare  interests  in  Varsity  Clubs of  America - Notre Dame were
$5,400,067   and  $5,233,023   for  1996  and  1995,   respectively.   In  1996,
approximately $3.9 million in Varsity Clubs of America - Notre Dame sales were generated from the South Bend Sales Office, and $1.5 million from the Sedona Sales Office. The Sedona Sales Office commenced offering interests in Varsity Clubs of America - Notre Dame in June 1996. All 1995 sales of Varsity Clubs of America - Notre Dame were made from the South Bend Sales Office. The decrease in sales from the South Bend Sales Office between years reflects reduced closing rates and a greater percentage of sales of alternate year (rather than every year) usage. In late 1996 the Company made changes in its sales management in the South Bend Sales Office which have resulted in improved closing rates in early 1997. 1995 sales include 1994 sales of timeshare interests of approximately $513,000 for which recognition had been deferred in 1994 and then recognized on the percentage of completion method in 1995 when the property was substantially complete.

Cost of timeshare interests sold as a percentage of sales of timeshare interests has decreased from 1995 to 1996, reflecting the increased sales prices at the Sedona Sales Office in 1996, an adjustment to the estimated cost of Los Abrigados Resort & Spa interests in 1996, and variations in product mix between years.

Resort operating revenue of $11,136,591 in 1996 is 25.6% higher than revenue of $8,868,344 in 1995. The increase in revenue from 1995 to 1996 reflects a full year's operation of both Varsity Clubs of America - Notre Dame, which opened in mid-August 1995, and Kohl's Ranch, which was acquired on June 1, 1995, and an increase in revenue from Los Abrigados Resort & Spa. Los Abrigados Resort & Spa resort operating revenue increased 7% between years, in spite of increased timeshare owners and, therefore, reduced availability of rooms for resort guests who pay substantially higher rates, due to an increase in total occupancy, an increase in rates (operating dues) charged to timeshare owners, and an increase in food, beverage and other on-site service utilization.

Occupancy and average daily rate for Varsity Clubs of America - Notre Dame was higher in 1996 than 1995 due to increased marketing efforts subsequent to the opening of the property in 1995, and for Kohl's Ranch as a result of the completion of 1995 room renovations.

The decrease in cost of resort operations as a percentage of resort operating revenue in 1996 from 1995 reflects lower Los Abrigados Resort & Spa costs as a percentage of revenue due to increased occupancy, increased timeshare owner rates, reductions in operating costs and the elimination of certain depreciation expense, net of the costs of operations for Varsity Clubs of America - Notre Dame and Kohl's Ranch, which began operations in 1995 and accordingly have lower occupancy than mature resorts. In addition, the smaller, current size and reduced amenities offered at Varsity Clubs of America - Notre Dame and Kohl's Ranch are likely to yield a higher cost of resort operations as a percentage of resort operating revenue than that of Los Abrigados Resort & Spa.

The decreases in sales of land and other and the related cost of sales from 1995 to 1996 reflect the sale of three large, unimproved parcels of land in 1995 and the sale of a small parcel of land in 1996 held by Genesis. Sales of land and other and the associated cost of land sold and other also include in 1995 and 1996 sales of Red Rock Collection products and in 1996 revenue and related costs from the Kohl's Ranch Water Company for services provided.

The increase in interest income from $627,081 in 1995 to $997,500 in 1996 is a result of the increased consumer paper retained by the Company as well as increased balances of invested cash. The Company hypothecates (borrows against) the majority of its retained paper.

Advertising and promotion as a percentage of sales has increased from 1995 to 1996, reflecting a promotional program in operation in 1996 which offered certain purchasers from the South Bend Sales Office a vacation experience
(including airfare and car rental) in addition to their timeshare interval. While the cost of the vacation experience was added to the buyer's purchase price, it has the effect of increasing promotion costs as a percentage of sales. This program was discontinued in November 1996. In addition, in 1996, the South Bend Sales Office experienced a lower closing rate (number of timeshare sales divided by timeshare tours) and the South Bend, Sedona and Kohl's Ranch Sales Offices experienced increased costs of generating tours. Furthermore, 1995 revenues include $1,637,112 for the sales of land which had no associated advertising or promotion expense and Varsity Clubs of America - Notre Dame 1994 timeshare sales of approximately $513,000 which were recognized on the percentage of completion method in 1995 but for which advertising costs were recognized in 1994 when incurred.

General and administrative expenses decreased from $4,106,180 in 1995 to $2,591,525 in 1996 due in part to operating efficiencies in 1996, nonrecurring expenses in 1995, and recognition of expected benefits in 1996. In 1995, approximately $400,000 of expenses were recognized relating to a $10 million convertible bond offering which was abandoned due to the underwriter's inability to place the bonds. As a result of abandoning the bond offering, proceeds from which were intended for Varsity Clubs of America expansion, the Company canceled its options on certain Varsity Clubs of America sites and the costs of the Varsity Clubs of America sites and associated development costs of approximately $320,000 were written off because it no longer expected to construct at these sites within the option periods. The Company believes these sites, or other suitable sites, may be available at such time as it desires to construct at these locations and at prices and terms no less favorable than under the forfeited options. 1996 general and administrative expenses include the recognition of $291,000 of benefits expected to be realized upon settlement of accrued liabilities.

The provision for doubtful accounts relates primarily to sales of timeshare interests. The decrease in the provision for doubtful accounts from 5.8% in 1995 to 3% in 1996 reflects the expected performance of the portfolio of consumer paper based on prior years' collection experience, both sold and unsold.

The increase in interest expense from $1,265,227 in 1995 to $1,975,110 in 1996 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America - Notre Dame, which interest had been capitalized to the cost of the building through completion in August 1995, the acquisition notes for Kohl's Ranch, Lomacasi Cottages and the Inn at Los Abrigados, and increased borrowings against consumer notes receivable. The Company has elected to hypothecate, rather than sell, a greater portion of its consumer notes because of the favorable installment sales tax treatment available for hypothecated notes.

Income tax expense increased from a benefit in 1995 to a provision in 1996 because 1995 includes the reduction in the valuation allowance, reflecting management's estimate of the future benefit to be derived from the utilization of Genesis net operating loss carryovers, and increased net income in 1996.

Minority interests are comparable between years. However, 1996 reflects an increase in Los Abrigados Resort & Spa net income between years due to increased hotel operating income, increased timeshare sales prices and reduced cost of sales, depreciation, and bad debt provision, and also the minority interest in operating losses of Lomacasi Cottages commencing March 1, 1996. 1995 minority interests include the minority interest ownership of the Genesis land parcels sold in 1995.

Fiscal Year 1994 to 1995

Sales of timeshare interests of $21,353,758 in 1995 were 14.1% higher than sales of $18,713,970 in 1994. The increase in sales from 1994 to 1995 reflects 1995 sales of interests in both Varsity Clubs of America - Notre Dame and Kohl's Ranch, net of a decrease in sales made from the Phoenix Sales Office.

Sales of interests in Varsity Clubs of America - Notre Dame recognized in 1995 were $5,233,023, and include approximately $513,000 in sales made in 1994 for which recognition was deferred until 1995 when construction of the facility was substantially complete. 1995 sales of timeshare interests include $1,122,043 in sales of interests in Kohl's Ranch which commenced in July, following acquisition of the property in June. Sales of interests in Varsity Clubs of America - Notre Dame and Kohl's Ranch were generated primarily from the sales offices at the respective properties.

During 1995, the Sedona Sales Office sold primarily interests in Los Abrigados Resort & Spa and Golden Eagle Resort. Sedona Sales Office closing rates and efficiency rates (timeshare revenue divided by the number of timeshare tours) both increased from 1994 to 1995. As a result, sales of timeshare interests by the Sedona Sales Office (excluding upgrades by existing customers) increased from 1994 to 1995 by approximately 2% ($298,000) on 11.5% fewer tours. In addition, upgrades by existing owners and other specialty programs increased by approximately $451,000 from 1994 to 1995. The reduction in tours to the Sedona Sales Office is due in part to the allocation of tours to the new Kohl's Ranch Sales Office.

On April 1, 1995, the Company closed the Phoenix Sales Office which had sold primarily interests in Los Abrigados Resort & Spa, in favor of directing all Phoenix area potential customers to the Sedona Sales Office. The Sedona Sales Office has had consistently higher closing rates than the Phoenix Sales Office. The Phoenix Sales Office generated approximately $4.7 million in timeshare sales in 1994 and approximately $771,000 in 1995, prior to closure of the office.

1994 sales of timeshare interests include the recognition of $428,100 in deferred revenue from a 1992 bulk sale.

Cost of timeshare interests as a percentage of sales of timeshare interests increased slightly from 1994 to 1995, excluding the 1994 bulk sale revenue recognition for which there was no related cost of sale. The increase reflects sales of interests in Varsity Clubs of America - Notre Dame which have a higher product cost than interests in Los Abrigados Resort & Spa.

The increase in resort operating revenue from $8,764,558 in 1994 to $8,868,344 in 1995 reflects revenue from Varsity Clubs of America - Notre Dame which opened in mid August 1995 and revenue from Kohl's Ranch which was acquired on June 1, 1995. These increases were offset in large part by reduced room revenue at Los Abrigados Resort & Spa due to increasing usage of the resort by prospective timeshare purchasers and timeshare owners and decreasing availability of rooms for resort guests, and the closure of the Canyon Rose dining room at Los Abrigados Resort & Spa for four months in 1995 for remodeling and repositioning of the restaurant as a steak house and cigar and billiards room. The cost of resort operations as a percentage of revenues increased from 1994 to 1995 due to the start up of operations at Kohl's Ranch and Varsity Clubs of America - Notre Dame and due to decreased occupancy of traditional resort guests at Los Abrigados Resort & Spa as timeshare owners and prospective purchasers, who pay substantially reduced rates for their room usage, utilize a greater portion of the facilities.

Occupancy at Kohl's Ranch was impacted by room renovations during 1995 which reduced the number of rooms available for rental. Kohl's Ranch resort operating expenses in 1995 include repairs, landscaping, cleaning and training associated with start up of the operation. Occupancy at Varsity Clubs of America - Notre Dame was low in 1995 due to minimal pre-opening marketing of the facility to groups and individual hotel guests.

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

General and administrative expenses increased from $3,198,604 in 1994 to $4,106,180 in 1995 because 1995 reflects the expense of approximately $400,000 in bond offering costs, and also the write-off of approximately $320,000 in costs for Varsity Clubs of America sites and associated development costs. The Company abandoned its plans for a $10 million convertible bond offering in December 1995 because of the underwriter's inability to timely place the bonds. The proceeds of the bond offering were intended to be used for expansion of Varsity Clubs of America. The Company canceled its options on its Varsity Clubs of America sites near the University of Iowa, the University of Oklahoma, Auburn University and Penn State because it no longer expected to construct at these sites within the option period. The Company believes these sites, or other suitable sites, may be available at such time as it desires to construct at these locations and at prices and terms no less favorable than under the forfeited options, including costs to extend the options beyond their original expiration date. 1995 general and administrative expenses also reflect the start up of Varsity Clubs of America - Notre Dame. 1994 general and administrative expenses include the amortization of deferred Red Rock Collection costs as described below.

The increase, as a percentage of timeshare sales, of the 1995 doubtful accounts provision to 5.8% as compared to 4.1% in 1994 reflects the then expected performance of the paper generated in 1995.

The increase in interest expense from $666,141 in 1994 to $1,265,227 in 1995 reflects an increase in notes payable, including the note payable for the construction of Varsity Clubs of America - Notre Dame, the Kohl's Ranch acquisition notes, a full year of interest on the notes arising from the 1994 acquisition of the Los Abrigados Limited Partners Class A partnership interest and increased borrowings against consumer notes receivable. The Company elected to finance its Kohl's Ranch consumer notes and a portion of its Golden Eagle consumer notes by hypothecating the notes, rather than selling the notes, because of the favorable installment tax treatment available for hypothecated notes.

Income tax benefits increased from $161,799 in 1994 to $547,216 in 1995. In 1994, tax benefits resulted from decreases in the valuation allowance as a result of the ability to utilize loss carryforwards and built in losses arising from Los Abrigados Resort & Spa and from Genesis loss carryforwards. 1995 tax benefits reflect the elimination of the remaining valuation allowance on the Genesis net operating loss carryforwards. The elimination was based on the development of tax strategies from which management concluded the loss carryforwards would more likely than not be utilized. A valuation allowance had been established to reflect the uncertainty of the utilization of Los Abrigados Resort & Spa deferred tax assets and the Genesis net operating loss carryforwards.

The decrease in minority interests from $1,440,034 in 1994 to $501,246 in 1995 reflects the acquisition of the LAP Class A limited partnership interests effective July 1994, the decrease in LAP net income in 1995 and differences in minority interest ownership of the Genesis parcels sold in 1994 and 1995. The decrease in LAP net income between years is a result of closure of the Phoenix Sales Office and reduced profitability of Los Abrigados Resort & Spa hotel operations due to decreased availability of rooms for resort guests.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados Resort & Spa can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1997. At December 31, 1996, approximately $4.2 million is available under the fixed commitment line and a minimum of $2.4 million is expected to be available on the open ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of interval interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame, and $2.2 million against conforming notes from sales of interval interests in Golden Eagle Resort through March 1998. Approximately $2.2 million was available under these commitments at December 31, 1996.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1, 1997. Approximately $5.3 million was available under this commitment at December 31, 1996.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $7.9 million was available on this commitment at December 31, 1996.

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

The Company has a $500,000 line of credit each from two financial institutions. At December 31, 1996, the entirety of both lines were available for working capital.

In February 1996, the Company borrowed an additional $1,760,000 from the first mortgage holder on Los Abrigados Resort & Spa. The Company used these funds for improvements to Los Abrigados Resort & Spa and Kohl's Ranch and for working capital.

Effective March 1, 1996, the Company, through a subsidiary, became the managing general partner of the limited partnership which owns Lomacasi Cottages in Sedona, Arizona, a 5.27 acre property approximately one mile from Los Abrigados Resort & Spa. The Company acquired its partnership interest for a $25,000 capital contribution. The resort was encumbered by non-recourse deeds of trust on the property totaling approximately $2.2 million at the date of acquisition.

In November 1995, the Company entered into a management agreement with one of its timeshare lenders whereby the lender committed to advance $3.5 million, provide strategic planning and consultation with respect to timeshare sales of 3,500 Los Abrigados intervals, and reduce holdback requirements on timeshare paper purchased by the lender. During 1996, the Company received an additional $900,000 pursuant to the management agreement, leaving a balance to be advanced at December 31, 1996 of approximately $1.1 million. However, an affiliate of the lender filed for bankruptcy protection in 1996, and while the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement are not likely to occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates. The Company will negotiate a settlement with the lender or pursue legal remedies.

During 1996, the Company borrowed $300,000 on its $6 million construction financing commitment for the Varsity Clubs of America - Tucson facility.

In September 1996, the Company acquired approximately one-half acre of improved property adjacent to Los Abrigados Resort & Spa for a $185,862 cash down payment and a $564,138 first deed of trust. The Company intends to make improvements to the property and to offer timeshare intervals in the property commencing in 1997.

The change from cash provided by operating activities of $3,169,370 in 1994 to cash used in operating activities of $3,972,820 in 1995 reflects reduced net income in 1995, improvements to Los Abrigados Resort & Spa and the completion of construction of the Varsity Clubs of America - Notre Dame facility in 1995, and increased notes receivable retained by the Company. The change from cash used in operating activities of $3,972,820 in 1995 to cash provided by operating activities of $424,960 in 1996 is due to increased net income and utilization of deferred tax assets in 1996, and completion of construction of the Varsity Clubs of America - Notre Dame facility and improvements to Los Abrigados Resort & Spa in 1995.

Cash flows from investing activities changed from cash used in investing activities of $1,305,936 in 1994 to cash provided by investing activities of $113,916 in 1995 due to the acquisition of the minority interest in LAP in 1994, addition of Red Rock Collection plant and equipment in 1994 and the write-off of Varsity land deposits in 1995. Cash provided by investing activities of $113,916 in 1995 and $30,473 in 1996 are comparable between years.

Cash flows from financing activities changed from cash used in financing activities of $287,954 in 1994 to cash provided by financing activities of $3,969,835 in 1995 due to borrowings for the construction of Varsity Clubs of America - Notre Dame. The change from cash provided by financing activities of $3,969,835 in 1995 to cash used in financing activities of $678,904 in 1996 reflects 1995 borrowings for the Varsity Clubs of America - Notre Dame construction and 1996 cash distributions to LAP minority partners.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above, the Company will have adequate capital resources for at least the next twelve to twenty-four months.

Accounting Matters
------------------

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. During 1996, SFAS 121 was adopted and had no significant impact on the Company's financial position, results of operations, or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the

Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. During 1996, the Company chose the option to continue applying APB Opinion No. 25 to its stock based compensation awards to employees.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which is effective for fiscal years beginning after December 31, 1996. The Company does not believe the adoption of SFAS 125 will have a significant impact on the Company's financial position, results of operations, or cash flows.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by Item 8 are set forth in Part IV, Item 14.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Consolidated Financial Statements                             Page or Method of Filing
         ---------------------------------                             ------------------------

     (i) Consolidated Financial Statements and                         Pages 22 through 43
         Notes to Consolidated Statements of
         the Registrant, including Consolidated
         Balance Sheets as of December 31,
         1996 and 1995 and Consolidated
         Statements of Operations,
         Shareholders' Equity and Cash
         Flows for each of the three years
         ended December 31, 1996, 1995
         and 1994.

     (ii)Report of Deloitte & Touche LLP                               Page 21

(a) (2)  Consolidated Financial Statement Schedules
         ------------------------------------------

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

(b)      Reports on Form 8-K
         -------------------

         None

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
ILX Incorporated
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of ILX Incorporated and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 25, 1997

                        ILX INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                          ----------------------------
                                                              1996            1995
                                                          ------------    ------------
Assets
    Cash and cash equivalents                             $  3,523,047    $  3,746,518
    Notes receivable, net (Notes 2, 6, 10, 11 and 14)       11,745,720       8,785,487
    Resort property held for timeshare sales
         (Notes 3, 10, and 11)                              15,247,587      14,851,856
    Resort property under development (Notes 5 and 10)       1,209,706       1,119,080
    Land held for sale                                       1,547,493       1,545,184
    Deferred assets (Notes 4 and 6)                            313,346         451,496
    Property and equipment , net (Note 7)                    4,877,467       3,175,420
    Deferred income taxes (Note 8)                           1,178,653       1,887,021
    Other assets                                             1,631,886       2,190,451
                                                          ------------    ------------
                                                          $ 41,274,905    $ 37,752,513
                                                          ============    ============
Liabilities and Shareholders' Equity

    Accounts payable                                      $  2,310,600    $  2,313,638
    Accrued and other liabilities (Note 9)                   3,476,135       3,296,029
    Genesis funds certificates                               1,182,087       1,366,843
    Due to affiliates (Notes 6, 12, and 16)                    139,715         440,629
    Notes payable (Note 10)                                 14,867,096      11,689,945
    Notes payable to affiliates (Note 11)                    1,567,287       1,837,912
                                                          ------------    ------------
                                                            23,542,920      20,944,996
                                                          ------------    ------------

Minority Interests (Note 12)                                 2,556,865       3,032,415
                                                          ------------    ------------

Commitments (Note 13)

Shareholders' Equity (Notes 14 and 15)

    Preferred stock, $10 par value;
      10,000,000 shares authorized;
      392,109 and 411,483 shares issued and
      outstanding; liquidation preference of $3,921,090
      and $4,114,830, respectively                           1,419,243       1,515,134

    Common stock,  no par value;
      40,000,000 shares authorized; 13,024,290
      and  12,625,757 shares issued and outstanding          9,788,738       9,322,375

    Treasury stock, at cost, 30,000 and 20,000
      shares, respectively                                     (36,536)        (25,032)

    Additional paid in capital                                  78,300          35,190

    Retained earnings                                        3,925,375       2,927,435
                                                          ------------    ------------
                                                            15,175,120      13,775,102
                                                          ------------    ------------
                                                          $ 41,274,905    $ 37,752,513
                                                          ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Revenues:                                       1996            1995            1994
                                            ------------    ------------    ------------
         Sales of timeshare interests       $ 19,639,194    $ 21,353,758    $ 18,713,970
         Resort operating revenue             11,136,591       8,868,344       8,764,558
         Sales of land and other                 377,524       1,856,947       2,472,141
         Interest income                         997,500         627,081         402,596
                                            ------------    ------------    ------------
                                              32,150,809      32,706,130      30,353,265
                                            ------------    ------------    ------------

Cost of sales and operating expenses:

         Cost of timeshare interests sold      6,594,190       7,825,662       6,592,684
         Cost of resort operations            10,596,007       9,354,382       7,807,857
         Cost of land sold and other             327,220       1,664,971       1,955,631
         Advertising and promotion             7,184,738       6,675,598       5,941,761
         General and administrative            2,591,525       4,106,180       3,198,604
         Provision for doubtful accounts         590,653       1,235,417         764,065
                                            ------------    ------------    ------------
                                              27,884,333      30,862,210      26,260,602
                                            ------------    ------------    ------------
Operating income                               4,266,476       1,843,920       4,092,663

Interest expense (Notes 10 and 11)            (1,975,110)     (1,265,227)       (666,141)

                                            ------------    ------------    ------------
Income before income taxes                     2,291,366         578,693       3,426,522

Income tax (expense) benefit                    (678,822)        547,216         161,799
                                            ------------    ------------    ------------
Income before minority interests               1,612,544       1,125,909       3,588,321

Minority interests (Note 12)                    (561,428)       (501,246)     (1,440,034)
                                            ------------    ------------    ------------
Net income                                  $  1,051,116    $    624,663    $  2,148,287
                                            ============    ============    ============


Net income per common and
  equivalent share                          $       0.08    $       0.05    $       0.17
                                            ============    ============    ============

Number of common and equivalent shares        12,949,285      12,710,837      12,463,246
                                            ============    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Common Stock        Additional    Preferred Stock
                                        ------------------------  Paid In   ----------------------
                                          Shares      Amount      Capital     Shares     Amount
                                        ----------------------------------------------------------
Balances, December 31, 1993             12,083,618  $ 8,681,349  $ 30,000    438,175  $ 1,673,028
Net income
Issuance of common stock for acquisition   123,000      123,000
Other issuance of common stock              24,616       29,232
Exchange of preferred stock
   for common stock                         12,100       20,038               (7,260)     (20,038)
Exercise of options                        162,586      121,135
Exchange of preferred stock
   for lodging certificates                                                     (245)      (2,450)
Exercise of cash options                      (595)      (1,785)                (357)      (1,785)
                                        ----------------------------------------------------------
Balances, December 31, 1994             12,405,325    8,972,969    30,000    430,313    1,648,755
Net income
Issuance of common stock for acquisition   120,000      240,000
Other issuance of common stock              86,100       86,212
Exchange of preferred stock
   for common stock                         12,540       20,766               (7,524)     (20,766)
Issuance of cumulative shares for
   dividend arrearage                        1,857        2,613
Exchange of preferred stock
   for lodging certificates                                         5,190    (11,267)    (112,670)
Exercise of cash options                       (65)        (185)                 (39)        (185)
Acquisition of treasury shares
                                        ----------------------------------------------------------
Balances, December 31, 1995             12,625,757    9,322,375    35,190    411,483    1,515,134
Net income
Other issuance of common stock             372,500      423,875
Exchange of preferred stock
   for common stock                         22,525       37,301              (13,515)     (37,301)
Issuance of cumulative shares for
   dividend arrearage                        3,508        5,187
Exchange of preferred stock
   for lodging certificates                                         4,760       (824)      (8,240)
Redemption of preferred stock                                      38,350     (5,035)     (50,350)
Payment of dividends
Acquisition of treasury shares
                                        ----------------------------------------------------------
Balances, December 31, 1996             13,024,290  $ 9,788,738  $ 78,300    392,109  $ 1,419,243
                                        ==========================================================

                 See notes to consolidated financial statements
                        ILX INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         [CONTINUED FROM PREVIOUS PAGE]

                                           Reatained
                                           Earnings/       Treasury Stock
                                          Accumulated  ----------------------
                                            Deficit      Shares     Amount      Total
                                        -------------------------------------------------
Balances, December 31, 1993              $    157,118             $          $10,541,495
Net income                                  2,148,287                          2,148,287
Issuance of common stock for acquisition                                         123,000
Other issuance of common stock                                                    29,232
Exchange of preferred stock
   for common stock
Exercise of options                                                              121,135
Exchange of preferred stock
   for lodging certificates                                                       (2,450)
Exercise of cash options                                                          (3,570)
                                        -------------------------------------------------
Balances, December 31, 1994                 2,305,405                         12,957,129
Net income                                    624,663                            624,663
Issuance of common stock for acquisition                                         240,000
Other issuance of common stock                                                    86,212
Exchange of preferred stock
   for common stock
Issuance of cumulative shares for
   dividend arrearage                          (2,633)                               (20)
Exchange of preferred stock
   for lodging certificates                                                     (107,480)
Exercise of cash options                                                            (370)
Acquisition of treasury shares                          (20,000)   (25,032)      (25,032)
                                        -------------------------------------------------
Balances, December 31, 1995                 2,927,435   (20,000)   (25,032)   13,775,102
Net income                                  1,051,116                          1,051,116
Other issuance of common stock                                                   423,875
Exchange of preferred stock
   for common stock
Issuance of cumulative shares for
   dividend arrearage                          (5,207)                               (20)
Exchange of preferred stock
   for lodging certificates                                                       (3,480)
Redemption of preferred stock                                                    (12,000)
Payment of dividends                          (47,969)                           (47,969)
Acquisition of treasury shares                          (10,000)   (11,504)      (11,504)
                                        -------------------------------------------------
Balances, December 31, 1996               $ 3,925,375   (30,000)  $(36,536)  $15,175,120
                                        =================================================

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                                                              1996            1995            1994
                                                                          ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                            $  1,051,116    $    624,663    $  2,148,287
    Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
    Undistributed minority interest                                            531,370         501,246         760,306
    Deferred income taxes                                                      708,368        (603,842)       (885,408)
    Additions to notes receivable                                          (11,586,822)    (12,727,015)    (10,333,377)
    Proceeds from sale of notes receivable                                   8,035,936       9,457,007       9,490,042
    Provision for doubtful accounts                                            590,653       1,235,417         764,065
    Depreciation and amortization                                              476,467         696,062       1,425,792
    Amortization of guarantee fees                                              72,100         100,350         140,550
    Change in assets and liabilities:
        Decrease (increase) in resort property held for timeshare sales        532,072      (4,397,799)        870,858
        Increase in resort property under development                          (90,626)       (417,680)     (1,735,592)
        Increase (decrease) in land held for sale                               (2,309)        127,984       1,440,765
        Decrease (increase) in other assets                                    356,893        (296,028)       (862,965)
        (Decrease) increase in accounts payable                                 (3,038)        731,979        (218,535)
        Decrease in Genesis funds certificates                                (184,756)       (245,614)       (568,559)
        Increase in accrued and other liabilities                              138,450       2,149,550         569,187
        (Decrease) increase in due to affiliates                              (200,914)       (543,905)        255,658
         Decrease in deferred income                                              --          (365,195)        (91,704)
                                                                          ------------    ------------    ------------
Net cash provided by (used in) operating activities                            424,960      (3,972,820)      3,169,370
                                                                          ------------    ------------    ------------
Cash flows from investing activities:
    Decrease (increase) in deferred assets                                      66,050         198,153        (353,251)
    Purchases of plant and equipment                                           (35,577)        (84,237)       (581,435)
    Net cash paid for Class A minority interest                                   --              --          (371,250)
                                                                          ------------    ------------    ------------
Net cash provided by (used in) investing activities                             30,473         113,916      (1,305,936)
                                                                          ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable                                              5,693,139       9,593,122       6,165,996
    Proceeds from notes payable to affiliates                                     --           900,000            --
    Principal payments on notes payable                                     (5,416,266)     (5,841,405)     (6,006,073)
    Principal payments on notes payable to affiliates                         (370,625)       (742,672)       (567,074)
    Distribution to minority partners                                         (937,534)           --              --
    Proceeds from issuance of common stock                                     423,875          86,212         122,767
    Acquisition of treasury stock and other                                    (11,524)        (25,422)         (3,570)
    Redemption of preferred stock                                              (12,000)           --              --
    Preferred stock dividend payments                                          (47,969)           --              --
                                                                          ------------    ------------    ------------
Net cash (used in) provided by financing activities                           (678,904)      3,969,835        (287,954)
                                                                          ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents                          (223,471)        110,931       1,575,480
Cash and cash equivalents at beginning of year                               3,746,518       3,635,587       2,060,107
                                                                          ------------    ------------    ------------
Cash and cash equivalents at end of year                                  $  3,523,047    $  3,746,518    $  3,635,587
                                                                          ============    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


      Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1996:


Acquisition of resort property held for timeshare sales:
            Increase in notes payable                              $   564,138
            Increase in resort property held for timeshare sales      (750,000)
                                                                   -----------
            Net cash paid for resort property under development    $  (185,862)
                                                                   ===========

Purchase of resort property held for timeshare sales:
            Increase in notes payable                              $   363,665
            Increase in resort property held for timeshare sales      (363,665)
                                                                   -----------
                                                                   $       -
                                                                   ===========

Purchase of majority interest in subsidiary:
            Increase in notes payable                              $ 2,152,475
            Increase in accrued and other liabilities                   38,176
            Increase in property and equipment                      (2,141,337)
            Decrease in minority interests                             (69,386)
            Increase in other assets                                    (4,928)
                                                                   -----------
            Net cash paid for majority interest in subsidiary      $   (25,000)
                                                                   ===========

Sale of property and equipment:
            Decrease in property and equipment                     $   180,000
            Decrease in notes payable                                 (180,000)
                                                                   -----------
                                                                   $       -
                                                                   ===========
Exchange of due to affiliates for note payable to affiliate:
            Increase in notes payable to affiliates                $   100,000
            Decrease in due to affiliates                             (100,000)
                                                                   -----------
                                                                   $       -
                                                                   ===========

Exchange of Series C Preferred Stock for common stock:
            Issuance of common stock                               $    37,301
            Reduction in Series C Preferred Stock                      (37,301)
                                                                   -----------
                                                                   $       -
                                                                   ===========

Redemption of Series A Preferred Stock:
            Issuance of certificates for room nights               $     3,480
            Increase in paid in capital                                  4,760
            Reduction in Series A Preferred Stock                       (8,240)
                                                                   -----------
                                                                   $       -
                                                                   ===========
                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


      Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1995:

Acquisition of resort property held for timeshare sales:
            Increase in notes payable                                    $ 1,300,000
            Issuance of common stock                                         240,000
            Increase in other assets                                         (10,000)
            Increase in resort property held for timeshare sales          (1,580,000)
                                                                         -----------
            Net cash paid for resort property held for timeshare sales   $   (50,000)
                                                                         ===========

Purchase of resort property held for timeshare sales:
            Increase in notes payable                                    $   481,397
            Increase in resort property held for timeshare sales            (481,397)
                                                                         -----------
                                                                         $      -
                                                                         ===========
Acquisition of resort property under development:
            Increase in notes payable                                    $   701,400
            Increase in resort property under development                 (1,002,000)
                                                                         -----------
            Net cash paid for resort property under development          $  (300,600)
                                                                         ===========

Sale of property and equipment:
            Decrease in property and equipment                           $   500,000
            Increase in other assets                                        (180,000)
            Decrease in notes payable                                       (320,000)
                                                                         -----------
                                                                         $      -
                                                                         ===========
Purchases of plant and equipment
            Increase in notes payable                                    $   123,753
            Increase in property and equipment                              (123,753)
                                                                         -----------
                                                                         $      -
                                                                         ===========

Exchange of Series C Preferred Stock for common stock:
            Issuance of common stock                                     $    20,766
            Reduction in Series C Preferred Stock                            (20,766)
                                                                         -----------
                                                                         $      -
                                                                         ===========

Redemption of Series A Preferred Stock:
            Issuance of certificates for room nights                     $   107,480
            Increase in paid in capital                                        5,190
            Reduction in Series A Preferred Stock                           (112,670)
                                                                         -----------
                                                                         $      -
                                                                         ===========

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      Supplemental schedule of noncash investing and financing activities for the year ended December 31, 1994:


Acquisition of Class A interest:
            Increase in notes payable to affiliates                $ 1,215,750
            Reduction in minority interest                            (773,949)
            Increase in resort property held for timeshare sales      (813,051)
                                                                   -----------
            Net cash paid for Class A minority interest            $  (371,250)
                                                                   ===========

Purchases of plant and equipment
            Increase in notes payable                              $   364,948
            Increase in plant and equipment                           (364,948)
                                                                   -----------
                                                                   $       -
                                                                   ===========

Purchase of minority interest in subsidiary:
            Increase in other assets                               $  (123,000)
            Increase in notes payable to affiliates                    300,000
            Issuance of common stock                                   123,000
            Reduction in minority interest                            (300,000)
                                                                   -----------
                                                                   $       -
                                                                   ===========


Exchange of Series C Preferred Stock for common stock:
            Issuance of common stock                               $    20,038
            Reduction in Series C Preferred Stock                      (20,038)
                                                                   -----------
                                                                   $       -
                                                                   ===========


Redemption of Series A Preferred Stock:
            Issuance of certificates for room nights               $     2,450
            Reduction in Series A Preferred Stock                       (2,450)
                                                                   -----------
                                                                   $       -
                                                                   ===========

Tax benefit on exercise of stock options
            Increase in common stock                               $    27,600
            Reduction in taxes payable                                 (27,600)
                                                                   -----------
                                                                   $       -
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

Net Income per Share
--------------------

Net income per common share and common equivalent share is based on the weighted average number of common shares outstanding, including common stock equivalents which have a dilutive effect. Common stock equivalents consist of Series B Convertible Preferred Stock, warrants and shares issuable under the stock option plan (Notes 14 and 15). Net income per common share and common equivalent share is based on net income adjusted for declared dividends on Series A Preferred Stock and undeclared dividends on Series C Preferred Stock.

Resort Property Held for Timeshare Sales
----------------------------------------

Resort property held for timeshare sales is recorded at the lower of: (i) historical cost less amounts charged to cost of sales for timeshare sales and depreciation, for years prior to 1996, provided for on the basis of daily rental occupancy; or (ii) market. As timeshare interests are sold, the Company amortizes to cost of sales the average carrying value of the property plus estimated future additional costs related to remodeling and construction.

Land Held for Sale
------------------

Land held for sale is recorded at the lower of cost or fair value less cost to sell, consistent with the Company's intention to liquidate these properties.

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

Property and Equipment
----------------------

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 30 years. Property and equipment under capitalized leases are stated at fair value as of the date placed in service, and amortized on the straight-line method over the term of the lease.

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the years ended December 31, 1996, 1995 and 1994, the Company paid interest of approximately $1,745,900, $1,271,000 and $716,000 and income taxes of approximately $17,000, $221,000 and $723,000, respectively. Interest of $95,269 and $228,000 was capitalized during 1996 and 1995 to resort property under development.

Accounting Matters
------------------

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. During 1996, SFAS 121 was adopted and had no significant impact on the Company's financial position, results of operations, or cash flows.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. During 1996, the Company chose the option to continue applying APB Opinion No. 25 to its stock based compensation awards to employees.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which is effective for fiscal years beginning after December 31, 1996. The Company does not believe the adoption of SFAS 125 will have a significant impact on the Company's financial position, results of operations, or cash flows.

Use of Estimates
----------------

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

Note 2 - Notes Receivable

Notes receivable consist of the following:


                                                December 31,
                                       ----------------------------
                                           1996            1995
                                       ------------    ------------
Timeshare receivables                  $ 10,559,309    $  7,913,111
Holdbacks by financial institutions       3,481,061       2,736,882
Genesis mortgage receivables                275,347         546,394
Allowance for possible credit losses     (2,569,997)     (2,410,900)
                                       ------------    ------------
                                       $ 11,745,720    $  8,785,487
                                       ============    ============

Notes generated from the sale of timeshare interests bear interest at annual rates ranging from 11% to 16% and have terms of five to ten years. In addition, the Company offers 0% interest and below market interest, and one and two year financing, to purchasers who pay 50% of the purchase price at the time of sale. These notes are discounted to yield a consumer market rate. The notes are collateralized by deeds of trust on the timeshare interests sold.

The Company has agreements with financial institutions under which the Company may sell certain of its notes receivable. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. At December 31, 1996 and 1995, the Company had approximately $22 million and $20 million in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, Golden Eagle Resort and Varsity Clubs of America - Notre Dame. Notes may be sold at discounts to yield the consumer market rate as defined by the financial institution.

At December 31, 1996, the Company had a $5,000,000 commitment issued by a financing company through March 1998, and an open ended arrangement expected to provide at least $5,000,000 through 1997, to sell, on a recourse basis, consumer notes receivable generated from sales of timeshare interests at Los Abrigados Resort & Spa. At December 31, 1996, approximately $4.2 million remained available on the fixed commitment lines and $2.4 million on the open ended commitment. The Company also has financing commitments whereby it may borrow up to $2 million against non-conforming notes receivable generated from sales of timeshare interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame, and $2.2 million against non-conforming notes from sales of interval interests in Golden Eagle Resort through March 1998. Approximately $2.2 million was available under these commitments at December 31, 1996.

The Company has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1997. Approximately $5.3 million was available under this commitment at December 31, 1996.

The Company also has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $7.9 million was available on this commitment at December 31, 1996.

At December 31, 1996 and 1995, the Company had approximately $188,000 and $181,000, respectively, in additional outstanding notes sold on a recourse basis to related parties.

At December 31, 1996, notes receivable in the amount of approximately $334,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted. (Note 14).

The reserve for possible credit losses of approximately $2,570,000 and $2,411,000 at December 31, 1996 and 1995, includes approximately $440,000 and $400,000, respectively, for notes sold with recourse. Total write-offs of notes deemed uncollectible were $432,000 and $87,000 in 1996 and 1995, respectively.

Note 3 - Resort Property Held for Timeshare Sales

Resort property held for timeshare sales consists of the following projects:

                                                December 31,
                                        -------------------------
                                            1996          1995
                                        -----------   -----------
Los Abrigados Resort & Spa              $ 4,325,052   $ 3,883,064
The Inn at Los Abrigados                    773,911          --
Golden Eagle Resort                       2,242,947     2,029,287
Kohl's Ranch Lodge                        2,110,012     1,939,879
Varsity Clubs of America - Notre Dame     5,692,165     6,915,206
Costa Vida Resort                            40,500        18,420
Ventura Resort                               63,000        66,000
                                        -----------   -----------
                                        $15,247,587   $14,851,856
                                        ===========   ===========

Resort properties are stated net of accumulated depreciation of $906,000 at December 31, 1996 and 1995.

In September 1994, the Company acquired for $15,000 an option from an affiliate to purchase 667 previously sold timeshare interests in Los Abrigados Resort & Spa. The terms of the option agreement provide that the seller may sell to the Company or the Company may acquire from the seller up to 25 intervals per month and, in addition, up to one half of the remainder of the 667 intervals per year, for $2,100 per interval. The seller must provide the Company with written notice of its intent to sell 30 days in advance of a monthly sale and 180 days in advance of an annual sale. The Company had purchased 275 intervals under this option as of December 31, 1996.

In June 1995, the Company acquired Kohl's Ranch Lodge, a ten acre rustic resort near Payson, Arizona for a purchase price of $1,590,000, consisting of a $50,000 cash down payment, assumption of an existing deed of trust of approximately
$932,250, issuance of a $367,750 second deed of trust to the seller and the issuance of 120,000 shares of restricted common stock valued at $2 per share. The Company has made improvements to the property and commenced timeshare sales in July 1995.

Varsity Clubs of America Incorporated, a wholly-owned subsidiary of ILX, intends to develop lodging accommodations in areas located near major university campuses, and to market those lodging accommodations, including interval ownership interests, to alumni and other sport enthusiasts. The first Varsity Clubs of America facility, located near the University of Notre Dame, was completed in August 1995. Revenues of $513,400, net of related selling costs of $148,205, were deferred at December 31, 1994 and were recognized in 1995 when construction was complete.

In September 1995, the Company, through a subsidiary, entered into a non-recourse agreement to acquire a portion of the Hotel Syracuse in Syracuse, New York and to develop and market timeshare interests in the property. The Company obtained a financing commitment from one of its existing lenders for $5 million in acquisition and development non-recourse financing, which, if fulfilled by the lender, was expected to be sufficient to acquire and construct the suites, and $30 million in receivables financing through September 1998. An affiliate of the seller and the lender filed for bankruptcy protection in 1996, casting uncertainty as to the consummation of the acquisition. (Note 9).

The Company acquired approximately one-half acre of improved property, to be known as the Inn at Los Abrigados, adjacent to Los Abrigados Resort & Spa, in September 1996 for a purchase price of $750,000, consisting of a $185,862 cash down payment and a $564,138 first deed of trust.

Note 4 - Red Rock Collection

Red Rock Collection Incorporated, an Arizona corporation ("Red Rock Collection") was formed to market an exclusive line of skin and hair care products. Costs were deferred until July 1994, the date at which sales commenced. Deferred costs of approximately $929,000 were expensed in 1994. (Note 18).

Note 5 - Resort Property Under Development

In July 1995, the Company acquired for $1,002,000 a two acre parcel in Tucson, Arizona, near the University of Arizona, to be the site of a second Varsity Clubs of America. The Company made a down payment of $300,600 and the seller is carrying the balance, which was $491,981 at December 31, 1996. Construction of the facility is expected to commence in 1998. The Company has a commitment for construction financing in the amount of $6 million, which, if fulfilled by the lender, is expected to be sufficient to build and furnish the property. $300,000 has been borrowed against this commitment as of December 31, 1996 for payment of the land acquisition costs. (Note 10).

Note 6 - Deferred Assets

                                                              December 31,
                                                          -------------------
                                                            1996       1995
                                                          --------   --------
Deferred assets consist of the following:
   Varsity Clubs of America loan fees and land deposits   $ 25,946   $ 91,946
   Guarantee fees                                          287,400    359,550
                                                          --------   --------
                                                          $313,346   $451,496
                                                          ========   ========

As part of the acquisition of Los Abrigados Resort & Spa, certain affiliates of the Company guaranteed the underlying mortgage on the Resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee. The fee is amortized to expense and is payable to the affiliates at the rate of $100 per Los Abrigados Resort & Spa timeshare interest sold. The balance due to one affiliate was converted to a note payable in 1996 for full satisfaction of the balance owed (Notes 11 and 16) and the balance due to the other affiliate is due in 1997. The amounts payable on the guarantee fee included in due to affiliates at December 31, 1996 and 1995, are $89,075 and $390,951, respectively.

As additional consideration for the guarantee, the affiliates are entitled to receive a percentage of certain amounts held back on the sale of notes receivable by a financial institution as collateral. The amount is to be paid as the amounts held back are collected from the financial institution. At December 31, 1996 and 1995, notes receivable are shown net of $44,000 and $118,000, respectively, related to this amount.

Note 7 - Property and Equipment

Property and equipment consists of the following:

                                                          December 31,
                                                -------------------------------
                                                    1996                1995
                                                -----------         -----------
Land                                            $ 1,658,500         $      --
Buildings and improvements                        3,290,834           2,795,746
Leasehold improvements                              498,198             500,148
Furniture and fixtures                              415,714             440,202
Office equipment                                    269,129             253,444
Computer equipment                                  156,611             151,105
Vehicles                                             26,829              26,829
                                                -----------         -----------
                                                  6,315,815           4,167,474
Accumulated depreciation                         (1,438,348)           (992,054)
                                                -----------         -----------
                                                $ 4,877,467         $ 3,175,420
                                                ===========         ===========

In March 1996, the Company, through a subsidiary, became the 75% general partner of the limited partnership that owns Lomacasi Cottages in Sedona, Arizona, a
5.27 acre property approximately one mile from Los Abrigados Resort & Spa. The Company acquired its partnership interest for a $25,000 capital contribution. The property is classified as property and equipment at December 31, 1996. The balance sheet of the partnership at March 1, 1996 was as follows:

Assets
Cash                                                                $    20,000
Property and equipment                                                2,116,337
Other assets                                                              9,928
                                                                    -----------
                                                                    $ 2,146,265
                                                                    ===========
Liabilities and Partners' Equity
Accounts payable                                                    $    22,862
Accrued and other liabilities                                            50,164
Notes payable                                                         2,117,625
                                                                    -----------
                                                                      2,190,651
                                                                    -----------
Partners' capital                                                       (44,386)
                                                                    $ 2,146,265
                                                                    ===========

Note 8 - Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheet consist of the following:

                                                                                 December 31,
                                                                         --------------------------
                                                                             1996           1995
                                                                         -----------    -----------
Deferred Tax Assets:
         Nondeductible accruals for uncollectible receivables            $   871,000    $   805,000
         Inventory costs capitalized for tax purposes                         36,000         36,000
         Tax basis in excess of book on resort property held for
              timeshare sales                                                494,000        735,000
         Book recognition of startup costs in excess of tax                  270,000        281,000
         Intangible assets capitalized for tax purposes                       21,000         24,000
         Minority interest allocation in excess of tax                       270,000        238,000
         Alternative minimum tax credit                                      121,000         56,000
         Net operating loss carryforwards                                  1,822,000      1,439,000
         Other                                                                 5,000          3,000
                                                                         -----------    -----------
              Total deferred tax assets                                    3,910,000      3,617,000
                                                                         -----------    -----------
Deferred Tax Liabilities:
         Installment receivable gross profit deferred for tax purposes    (2,595,000)    (1,628,000)
         Tax amortization of loan fees in excess of book                    (136,000)      (102,000)
                                                                         -----------    -----------
              Total deferred tax liabilities                              (2,731,000)    (1,730,000)
                                                                         -----------    -----------
Deferred Taxes                                                           $ 1,179,000    $ 1,887,000
                                                                         ===========    ===========

A reconciliation of the income tax benefit and the amount that would be computed using statutory federal and state income tax rates for the years ended December 31, is as follows:

                                                       1996           1995           1994
                                                    -----------    -----------    -----------
Federal, computed on income before minority
  interest and income taxes                         $   779,000    $   197,000    $ 1,165,000
Minority interest                                      (191,000)      (170,000)      (490,000)
State, computed on income after minority interest
  and before income taxes                                91,000         58,000        119,000
Deferred tax adjustment                                    --          128,000           --
Decrease in valuation allowance                            --         (760,000)      (956,000)
                                                    -----------    -----------    -----------
Income tax expense (benefit)                        $   679,000    $  (547,000)   $  (162,000)
                                                    ===========    ===========    ===========

In 1994, due to the profitability of Los Abrigados Resort & Spa, the improvement in the Arizona real estate market and the development of tax strategies, which include the acquisition by Genesis of timeshare interests in resort properties that have historically been sold on a profitable basis, it was concluded that more likely than not a portion of the Genesis net operating loss carryforwards and the remainder of Los Abrigados Resort & Spa tax benefits would be utilized. Accordingly, the valuation allowance was reduced in 1994. In 1995, due to the continued expansion and profitability of timeshare activity it was determined that the balance of the Genesis NOL's would be utilized and the remaining valuation allowance was eliminated.

At December 31, 1996, ILX, excluding Genesis, had net operating loss ("NOL") carryforwards of approximately $2,385,000 which expire in 2001 through 2012. At December 31, 1996, Genesis had federal NOL carryforwards of approximately
$2,455,000 which expire in 2008 and state NOL carryforwards of $562,000 which expire in 1998. The Genesis losses are limited as to usage because they arise from built in losses of an acquired company and can only be utilized through earnings of Genesis.

Note 9 - Accrued and Other Liabilities

In November 1995, the Company entered into a management agreement with one of its timeshare lenders whereby the lender committed to advance $3.5 million, provide strategic planning and consultation with respect to timeshare sales of 3,500 Los Abrigados intervals, and reduce holdback requirements on timeshare paper purchased by the lender. During 1996, the Company received an additional $900,000 pursuant to the management agreement, leaving a balance to be advanced at December 31, 1996 of approximately $1.1 million. However, an affiliate of the lender filed for bankruptcy protection in 1996, and while the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. It is the Company's position that the management agreement, as previously amended, has been anticipatorily breached by the lender and its affiliates. The Company is of the opinion that while further advances under the management agreement are not likely to occur, the bankruptcy will have no additional material impact on the Company's ability to obtain timeshare financing from the lender or alternate sources. Any future payments under the management agreement received by the Company will be applied to mitigate present and future damages sustained by the Company by virtue of the breach by the lender and its affiliates of the management agreement and other loan transactions between the Company, its subsidiaries and affiliates, and the lender and its affiliates. The Company will negotiate a settlement with the lender or pursue legal remedies.

Note 10 - Notes Payable

Notes payable consist of the following:                                                  December 31,
                                                                                   -------------------------
                                                                                      1996          1995
                                                                                   -----------   -----------
Construction note payable, collateralized by deed of trust on Varsity Clubs
   of America - Notre Dame, interest at 13%, due through 1998                      $ 2,797,733   $ 4,186,869

Note payable,  collateralized  by notes  receivable  and deed of trust on Kohl's
   Ranch Lodge, interest at prime plus 4%
   (12.25% at December 31, 1996), due through 2003                                   1,787,228       338,849

Note  payable,  collateralized  by second  deed of trust on  Lomacasi  Cottages, interest at 8% through November 1997, increasing .5% annually through
   1999, due through 2010                                                            1,620,658          --

Note payable,  collateralized  by deed of trust on Los  Abrigados  Resort & Spa, interest at prime plus 1.25% (9.5% at
   December 31, 1996), due through 1998                                              1,572,167       805,000

Note payable,  collateralized  by deed of trust on Golden  Eagle  Resort,  notes receivable, and an assignment of the Company's
   general partnership interest in LAP, interest at 12%, due through 1998            1,449,990     1,549,990

Note payable,  collateralized  by notes  receivable  and deed of trust on Golden
   Eagle Resort, interest at prime plus 4%
   (12.25% at December 31, 1996), due through 2002                                   1,068,541     1,195,716

Note payable, collateralized by deed of trust on Kohl's Ranch Lodge, interest at prime plus 1.25% (9.5% at December 31, 1996),
   due through 1998                                                                    584,500       853,500

Note  payable,  secured  by first  deed of  trust  on the Inn at Los  Abrigados, interest at prime plus 4% (12.25% at December 31, 1996),
   due through 2000                                                                    564,138          --

Note payable, collateralized by first deed of trust on Lomacasi Cottages,
   interest at 12.5%, due through 2000                                                 536,184          --

Note payable, collateralized under contract for sale on land in Tucson,
   Arizona, interest at 9.75%, due through 1998                                        491,981       701,400

Note  payable,  collateralized  by Los  Abrigados  Resort & Spa  consumer  notes receivable, interest at prime plus 5% (13.25% at December 31, 1996),
   due through 2003                                                                    330,953          --

Construction note payable, secured by Tucson land, interest at 13%,
   due in full 36 months from date of the final loan draw                              300,000          --

Note payable, collateralized by Kohl's Ranch consumer notes receivable,
   interest at prime plus 5% (13.25% at December 31, 1996) due through 2003            265,489          --

Note payable, collateralized by second deed of trust on Kohl's
   Ranch Lodge, interest at 8%, due through 2000                                       190,450       334,800

Note  payable,  collateralized  by  notes  receivable  and  deed of trust on Los
   Abrigados Resort & Spa, interest at prime plus 4%
   (12.25% at December 31, 1996), due through 1998                                     140,668       246,828

Note payable,  collateralized  by Varsity Clubs of America - Notre Dame consumer notes receivable, interest at prime plus 5% (13.25% at
   December 31, 1996), due through 2003                                                135,840          --

Note payable, collateralized by deed of trust, interest
   at 7.375%, due through 2001                                                          54,996        63,701

Note payable, interest at 8%, due through 1997                                          13,959          --

$500,000 revolving line of credit, unsecured, interest
   at prime plus 2% (10.25% at December 31, 1996), due 1997                               --         145,000

$500,000 revolving line of credit, unsecured, interest
   at prime plus 1.5% (9.75% at December 31, 1996), due 1997                              --            --


Obligations under capital leases with interest at 9.5% to 14.7% (Note 17)              906,309       884,498

Other                                                                                   55,312        42,953

Notes payable repaid during 1996                                                          --         340,841
                                                                                   -----------   -----------
                                                                                   $14,867,096   $11,689,945

Future maturities of notes payable are as follows:

                            Year ending
                            December 31,
                            -----------
                               1997        $ 3,669,627
                               1998          5,207,547
                               1999          2,897,205
                               2000          1,338,426
                               2001            133,633
                            Thereafter       1,620,658
                                           -----------
                                           $14,867,096
                                           ===========

Scheduled future maturities may be prepaid to the extent that payments made of $1,000 per Los Abrigados Resort & Spa timeshare interest, $2,180 per Varsity Clubs of America - Notre Dame timeshare interest and $800 per Kohl's Ranch timeshare interest sold exceed the scheduled payments on the loans. Any prepaid amounts will be applied to the scheduled payments in chronological order of maturity.

Note 11 - Notes Payable to Affiliates

Notes payable to affiliates consist of the following:

                                                                           December 31,
                                                                     -----------------------
                                                                        1996         1995
                                                                     ----------   ----------
Note payable, collateralized by LAP partnership interest, interest
     at 8%, due through 1999                                         $  909,078   $  927,868

Notes payable, collateralized by 220 timeshare interests in Los
    Abrigados Resort & Spa, interest at 10%, due December 1999          430,000      580,000

Note payable, collateralized by notes receivable, interest at 14%,
    due through 1997                                                    128,209      266,218


Note payable, unsecured, interest at 10%, due through 1999              100,000         --

Notes payable repaid during 1996                                           --         63,826
                                                                     ----------   ----------
                                                                     $1,567,287   $1,837,912
                                                                     ==========   ==========

Future maturities of notes payable to affiliates are as follows:

                           Year ending
                           December 31,
                           ------------
                               1997       $  128,209
                               1998              --
                               1999        1,439,078
                                          ----------
                                          $1,567,287
                                          ==========

Total interest expense on notes payable to affiliates for the years ended December 31, 1996, 1995 and 1994 was approximately $158,000, $222,000 and
$141,000.

Note 12 - Minority Interests

Minority interests at December 31, 1996, include interests in LAP, the Arizona limited partnership which owns and operates Los Abrigados Resort & Spa, and interests in The Sedona Real Estate Limited Partnership #1 ("SRELP"), which owns Lomacasi Cottages in Sedona, of $2,766,545 and ($209,680), respectively.

LAP minority interests consist of LAP's limited partners' capital contributions, the limited partners' interests in the results of operations and cash distributions to the limited partners. The Company holds a 78.5% interest in LAP at December 31, 1996. The 21.5% minority interest at December 31, 1996, is held by the Class B limited partners whose capital contributions of $500,000 bear interest at 13.5%, payable quarterly.

Included in due to affiliates at December 31, 1996 and 1995, is approximately $17,000 in Class B interest.

A reconciliation of LAP minority interests from 1994 to 1996 is as follows:

             Balance December 31, 1994                 $ 2,440,249
                Income allocated to Class B Partners       374,632
                                                       -----------
             Balance December 31, 1995                   2,814,881
                Income allocated to Class B Partners       671,664
                Distribution to Class B Partners          (720,000)
                                                       -----------
             Balance December 31, 1996                 $ 2,766,545
                                                       ===========

The  SRELP  minority   interest   consists  of  the  limited  partners'  capital
contributions and the limited partners' interests in the results of operations.

Note 13 - Commitments

Future minimum lease payments on noncancelable operating leases are as follows:

                       Year ending
                       December 31,
                       ------------
                          1997                   $    271,193
                          1998                        201,022
                          1999                        189,192
                          2000                        162,808
                          2001                        104,864
                                                 ------------
                                                 $    929,079
                                                 ============

Total rent expense for the years ended December 31, 1996, 1995 and 1994, was approximately $443,000, $490,000 and $449,000.

Note 14 - Shareholders' Equity

Preferred Stock
---------------

At December 31, 1996 and 1995, preferred stock includes 60,152 and 66,011 shares of the Company's Series A Preferred Stock carried at $601,520 and $660,110, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends of $47,969 were paid in 1996. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per timeshare interest sold in Los Abrigados Resort & Spa to a mandatory dividend sinking fund. At December 31, 1996, notes receivable in the amount of approximately $334,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund. The Company purchased 5,035 shares of Series A Preferred Stock for $12,000 in 1996.

At December 31, 1996 and 1995, preferred stock includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for one share of preferred stock.

Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Resort & Spa timeshare interests at the rate of 1,000 shares of stock plus $2,100 cash per timeshare interest. Through September 1996, these shares could also have been exchanged for lodging certificates under certain conditions.

At December 31, 1996 and 1995, preferred stock includes 276,957 and 290,472 shares of the Company's Series C Convertible Preferred Stock carried at $762,723 and $800,024, respectively. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends are not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") may be converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of five shares of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $6 in Dividend Arrearages. During 1996, 1995 and 1994, 13,515, 7,524 and 7,260 Series C convertible shares were exchanged for 22,525, 12,540 and 12,100 common shares, respectively. During 1996 and 1995, 3,508 and 1,857 common shares were issued to exchanging shareholders for their 1996 and 1995 dividend arrearage, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock
------------

In February 1994, the Company issued to affiliated minority interest shareholders 123,000 shares of restricted common stock, valued at $1 per share, which was at a discount of $.56 under the approximate market price at the date of issuance, in exchange for their minority interest in Red Rock Collection.

In March 1994, the Company issued warrants for 100,000 shares of ILX restricted common stock exercisable at a price of $1.625 per share, the approximate market value at date of issuance. The warrants were issued in conjunction with the early collection in March 1994, of a note receivable with a due date of December 31, 1997, in the amount of $900,000 and remain unexercised at December 31, 1996.

During 1994, 24,616 shares of restricted common stock valued at $29,232 were issued in exchange for services provided to the Company. The stock was valued at the approximate market price on the date of the agreement.

Effective June 1995, the Company entered into a one year consulting agreement for investor relations, broker relations and public relations services. In exchange for the services to be provided, the Company issued 50,000 shares of restricted common stock in 1995 and 50,000 shares in 1996. The shares were valued at $1.1875 per share and the cost was recognized over a one year period. In addition, the Company granted options for 400,000 shares of common stock at $1.25 per share and 100,000 shares of common stock at $1.625 per share. During 1996, options for 250,000 shares were exercised at $1.25. Effective January 1, 1997, the Company entered into a new consulting agreement, for similar services, through June 1997. In exchange for the services to be provided, the Company granted options for 500,000 shares of common stock at $1.25 per share exercisable through June 1997, at an exercise price of $1.25. (Note 18).

In June 1995, the Company issued 120,000 shares of restricted common stock, valued at $2 per share, which was the approximate market price at the date of issuance, in conjunction with the acquisition of Kohl's Ranch Lodge (Note 3).

During 1995 and 1994, Genesis shareholders elected to receive $370 and $3,570 in cash, and accordingly, Series C Preferred Stock and Common Stock were each reduced by $185 and $1,285, respectively.

During 1996 and 1995, the Company acquired 10,000 and 20,000 shares of its common stock for $11,504 and $25,037, respectively. The acquired shares have been recorded as treasury stock.

During 1996 and 1995, the Company granted 72,500 and 36,100 shares of restricted common stock valued at $52,000 and $26,837, respectively, to employees in exchange for services provided.

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

Stock option transactions are summarized as follows:
                  Outstanding at December 31, 1993    162,586
                  Options exercised                  (162,586)
                  Options granted                     508,000
                  Options canceled                   (180,000)
                                                     --------
                  Outstanding at December 31, 1994    328,000
                  Options granted                     550,000
                  Options canceled                     (5,000)
                                                     --------
                  Outstanding at December 31, 1995    873,000
                  Options exercised                  (250,000)
                  Options canceled                   (293,000)
                                                     --------
                  Outstanding at December 31, 1996    330,000
                                                     ========


The exercise price on the options exercised during 1994 was $.40 per share for 62,586 shares and $.685 for 100,000 shares. The exercise price for options granted in 1995 ranged from $1.25 to $1.625 per share and includes options for 50,000 shares granted to directors, and for options granted in 1994 ranged from $1.625 to $2.00 per share. The exercise price for options exercised in 1996 was $1.25 per share for 250,000 shares. The exercise price for options outstanding at December 31, 1996, ranged from $1.50 to $1.625 per share. Options outstanding at December 31, 1996, have expiration dates as follows:

                             Year Ending     Options for
                             December 31,       Shares
                             ------------    -----------
                                1997              3,000
                                1999             62,500
                                2000             50,000
                                2004            214,500
                                                -------
                                                330,000
                                                =======

Note 16 - Related Party Transactions

In addition to the related party transactions described in notes 2, 3, 6, 11, 12, 14 and 15, the Company had the following related party transactions:

The Company leased from affiliates through October 1, 1996, 41 timeshare interests in the Stonehouse at Los Abrigados Resort & Spa at the rate of $1,000 per timeshare unit per year. The Company paid $30,750, $41,000 and $41,000 per year in lease payments to affiliates for the years ended December 31, 1996, 1995 and 1994. The affiliates pay maintenance fees to the Company on an annual basis for their ownership intervals of $714 per interval in 1996, $650 per interval in 1995 and $375 per interval in 1994.

In December 1994, the Company acquired a condominium adjacent to the Golden Eagle Resort for $104,915, consisting of cash of $32,643 and the assumption of the underlying mortgage of $72,272. The condominium is used to house the general manager of the resort. Timeshare intervals in the property may be marketed in the future.

In June 1995, an affiliate of the Company purchased twenty-four (24) one night intervals in Varsity Clubs of America - Notre Dame for $90,000.

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

In December 1995, the Company sold its Red Rock Collection building to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note secured by a deed of trust on the building. (Note
10). The Company leased back the building for a one year term, with four one year options to renew through December 2000. Rent of $44,000 was paid in 1996.

In January 1996, an affiliate of the Company agreed to accept a discounted payment of $60,000 cash and $100,000 in a promissory note as full satisfaction of a remaining obligation of the Company to such affiliate of $173,225 in guarantee fees and $44,073 in holdbacks. The note was paid in full in January 1997. (Note 11).

In September 1996, the Company purchased from an affiliate twenty timeshare intervals in the Stonehouse at Los Abrigados Resort & Spa for $260,000. Subsequently, the affiliate purchased 52 timeshare intervals in Kohl's Ranch for $260,000.

Note 17 - Capital Leases

Leased assets included in resort property held for timeshare sales and property and equipment totaled $1,097,720 and $900,150 (net of accumulated amortization of $369,880 and $227,527) at December 31, 1996 and 1995, respectively. The leases expire through 2000. Future minimum lease payments at December 31 are as follows:

                                                     1997   $  363,799
                                                     1998      336,104
                                                     1999      272,749
                                                     2000      108,934
                                                            ----------
         Total                                               1,081,586
         Less amounts representing interest                    175,277
                                                            ----------
         Net minimum lease payments                         $  906,309
                                                            ==========

Note 18 - Subsequent Events

Texas Capital Securities
------------------------

Effective January 1997, the Company entered into a one year consulting agreement for financial and business advisory services, subject to extension on a month-to-month basis at the option of the Company. In exchange for the services to be provided, the Company granted options for up to 500,000 shares of common stock. Options for 250,000 of the shares are exercisable at a price of $1.25 per share on or before June 30, 1997. If these options are exercised in full, options for up to 125,000 shares are exercisable at a price of $1.75 per share on or before September 30, 1997. If these options are also exercised in full, options for the remaining 125,000 shares are exercisable at a price of $2 per share on or before December 15, 1997. If the Company extends the consulting agreement beyond its initial one year term, the December 15, 1997 date will be extended concurrently.

Investor Resource Services, Inc./Universal Solutions, Inc.
----------------------------------------------------------

During 1996, 250,000 in options granted under a 1995 consulting agreement were exercised at $1.25 per share. Effective January 1, 1997, the Company entered into a new consulting agreement, for similar services, through June 1997. In exchange for the services to be provided, the Company granted options for 500,000 shares of common stock at $1.25 per share exercisable through June 1997. (Note 14).

Pursuant to these agreements, the Company filed a Registration Statement on Form S-3 on February 27, 1997 and Amendment No. 1 to Form S-3 on March 13, 1997.

Sedona Worldwide and Red Rock Collection Incorporated
-----------------------------------------------------

Effective January 1, 1997, ILX and Red Rock Collection entered into personal service agreements (the "Personal Service Agreements") with celebrity Debbie Reynolds and her son, Todd Fisher. The Personal Service Agreements provide, among other things, that Ms. Reynolds will endorse the Red Rock Collection line of face, body, bath and hair care products. Pursuant to the Personal Service Agreements and related documents, each of Ms. Reynolds and Mr. Fisher are to receive from ILX 70,000 shares of the 700,000 issued and outstanding shares of Red Rock Collection common stock as partial consideration thereunder.

Also under the Personal Service Agreements, ILX agreed that, within sixty (60) days from the issuance of such stock to Ms. Reynolds and Mr. Fisher, which issuance has not yet occurred, ILX would distribute to the existing ILX shareholders the common stock of Red Rock Collection equal to thirty percent (30%) of the then issued and outstanding Red Rock Collection common stock. The Personal Service Agreements further provide that (i) ILX shall undertake promptly to register the common stock of Red Rock Collection with the Securities and Exchange Commission with a view to listing the stock on the National Association of Securities Dealers Automatic Quotation System (NASDAQ) and (ii) either concurrently with such registration or by separate registration, and upon the advice of its underwriters, Red Rock Collection would undertake a public offering of between $2 million and $5 million.

In November 1996, ILX activated a wholly-owned subsidiary, Sedona Worldwide Incorporated ("SWW") (formerly "Red Rock Worldwide Incorporated"). Pursuant to a Contribution Agreement to be effective as of January 1, 1997, all of the issued and outstanding shares of Red Rock Collection are to be exchanged for shares of SWW, at a rate of four shares of SWW for each share of Red Rock Collection. As a part of that agreement, SWW is to assume Red Rock Collection's obligations under the Personal Service Agreements and ILX is to undertake the various Red Rock Collection stock transfers and registrations using SWW stock rather than Red Rock Collection stock.

Red Rock Collection products primarily have been marketed through resort properties owned and operated by ILX. This resort-based sales program includes an upscale amenities line, an in-room gift basket promotion and retail product sales at ILX resort venues. Red Rock Collection products are also used by ILX and its subsidiaries as tour promotion incentives. The products are given as gifts to individuals who attend timeshare tours and presentations. Red Rock Collection then markets by direct mail to the resort and tour customers who have received and/or used the Red Rock Collection products. Red Rock Collection is considering other marketing opportunities, including promotional activities utilizing Ms. Reynolds.

ILX and SWW intend to offer additional product lines through SWW, including jewelry, artwork and apparel.

Debbie Reynolds Hotel & Casino, Inc.
------------------------------------

On October 30, 1996, ILX entered into a definitive agreement with Debbie Reynolds Hotel & Casino, Inc., a Nevada corporation ("DRHC") and Debbie Reynolds Resorts, Inc., a Nevada corporation ("DRC") whereby ILX can acquire, among other assets, the physical assets constituting the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada (the "Hotel"). The purchase price for the assets is $16,800,000 and is payable by issuance to DRHC of $7,500,000 worth of federally registered shares of ILX's Common Stock valued for purposes of the transaction at $2.00 per share (totaling 3,750,000 shares), as well as payment of $4,200,000 in cash, which ILX intends to borrow from third-party lenders to whom ILX believes it will be required to provide recourse mortgages against ILX's assets, and ILX's assumption of $5,100,000 in mortgage indebtedness, which ILX believes likely would be recourse to ILX's assets. The Hotel consists of 193 rooms in a twelve-story structure situated on over six acres. Hotel amenities include the Debbie Reynolds Hollywood Movie Museum, Debbie's Star Theater, food and beverage facilities, a pool and a spa, and space for full-service casino. Forty-three of the hotel rooms have recently been renovated and established as timeshare units, providing the opportunity to market up to 2,193 timeshare interests in the Hotel, of which approximately one-half have been sold by the current owners. As part of the agreement, Debbie Reynolds would continue to perform and make regularly scheduled appearances at the Hotel. If the transaction is consummated, ILX would offer timeshare interests, would conduct hotel operations, and would lease to Debbie Reynolds or her nominee for 99 years facilities that include the showroom, casino space, museum, gift shop, back bar and certain joint use areas for an approximate lease fee of $150,000 per month, which is at a rate that DRHC has indicated would not likely be profitable for DRHC to undertake.

Consummation of the contemplated transaction is contingent upon approval by the shareholders of DRHC, satisfaction of various conditions by the sellers, and a due diligence investigation by ILX.

Note 19 - Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary:

                                                                                    1996
                                                                                    ----
                                                                             Three months ended
                                                            --------------------------------------------------
                                                             March 31      June 30   September 30  December 31
                                                            ----------   ----------  ------------  -----------
Revenues                                                    $7,472,586   $8,367,012   $8,472,019   $7,839,192
Operating income                                               788,308    1,026,305    1,536,058      915,805
Net income                                                      97,548      254,423      498,787      200,358
Net income per share                                               .01          .02          .03          .02

                                                                                    1995
                                                                                    ----
                                                                             Three months ended
                                                            --------------------------------------------------
                                                             March 31      June 30   September 30  December 31
                                                            -----------  ----------- ------------  -----------
Revenues                                                    $6,857,839   $ 8,185,738  $ 8,455,525  $ 9,207,028
Operating income                                               933,672     1,364,513      487,849     (942,114)
Net income                                                     402,565       644,621      492,913     (915,436)
Net income per share                                               .03           .05          .04         (.07)

The reduced operating income and net income in the fourth quarter of 1995 is due primarily to write-offs of bond offering costs and VCA land deposits and associated costs.

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

                                   Signatures

                  Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                ILX Incorporated
                                  (Registrant)

                 By          /s/ Joseph P. Martori
                    -----------------------------------------

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                 Title                                      Date
----------                 -----                                      ----


/s/ Joseph P. Martori      Chairman of the Board            As of March 25, 1997
------------------------
Joseph P. Martori

/s/  Nancy J. Stone      President, Chief Financial Officer As of March 25, 1997
------------------------
Nancy J. Stone             and Director

/s/ Denise L. Janda        Vice President and Controller    As of March 25, 1997
------------------------
Denise L. Janda

/s/ Edward J. Martori      Director                         As of March 25, 1997
------------------------
Edward J. Martori

/s/ Ronald D. Nitzberg     Director                         As of March 25, 1997
------------------------
Ronald D. Nitzberg

/s/ Steven R. Chanen       Director                         As of March 25, 1997
------------------------
Steven R. Chanen

/s/ James W. Myers         Director                         As of March 25, 1997
------------------------
James W. Myers

/s/ Edward S. Zielinski    Director                         As of March 25, 1997
------------------------
Edward S. Zielinski

/s/ Michael W. Stone       Director                         As of March 25, 1997
------------------------
Michael W. Stone

                                    Exhibits
                                       to
                                 1996 Form 10-K

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

3 (i)-2  Articles of Amendment to the Articles                                          Incorporated by reference to
         of Incorporation of International Leisure                                      Exh. 3-C of 1990 10-K
         Enterprises Incorporated, filed August 31, 1987

3 (i)-3  Articles of Amendment to the Articles                                          Incorporated by reference to
         of Incorporation of International Leisure                                      Exh. 3(i)-3 of 1994 10-K/A-3
         Enterprises Incorporated, filed October 19, 1987

3 (i)-4  Articles of Amendment to the Articles                                          Incorporated by reference to
         of Incorporation of International Leisure                                      Exh. 3(i)-4 of 1994 10-K/A-3
         Enterprises Incorporated, filed May 3, 1990

3 (i)-5  Articles of Amendment to the Articles                                          Incorporated by reference to
         of Incorporation of International Leisure                                      Exh. 3-C(a) of 1993 10-K
         Enterprises Incorporated (Changed by
         this Amendment to ILX Incorporated),
         filed June 28, 1993

3 (ii)-1 Amended and Restated Bylaws of International                                   Incorporated by reference to
         Leisure Enterprises Incorporated, dated                                        Exh. 3-D of 1990 10-K
         October 26, 1987

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

4-3      Certificate of Designation of Series C Preferred                               Incorporated by reference to
         Stock, filed April 30, 1993                                                    Exh. 10-118 of 1993 10-K

10-1     1987 Stock Option Plan                                                         Incorporated by reference to
                                                                                        Exh. 10-1 of S-1
                                                                                        No. 33-16122

10-2     1992 Stock Option Plan                                                         Incorporated by reference to
                                                                                        Exh. 10-97 of 1992 10-K

10-3     1995 Stock Option Plan                                                         Incorporated by reference to
                                                                                        Exh. 10-4 of 1995 10-K

10-4     Agreement to Purchase Series B Preferred Stock                                 Incorporated by reference to
         between Wm. Robert Burns and Paige Phillips                                    Exh. 10-94 of 1992 10-K
         Burns and International Leisure Enterprises
         Incorporated, dated May 1, 1992

10-5     Agreement and Plan of Merger among ILE                                         Incorporated by reference to
         Acquisition Corporation, International Leisure                                 Exh. 10-105 of 1992 10-K
         Enterprises Incorporated and Genesis Investment
         Group, Inc., dated March 15, 1993

10-6     First Amendment to Agreement and Plan of                                       Incorporated by reference to
         Merger between ILE Acquisition Corporation,                                    Exh. 10-105(a) of 1993 10-K
         International Leisure Enterprises Incorporated
         and Genesis Investment Group Inc., dated
         April 22, 1993

10-7     Agreement among ILX Incorporated, Martori Enterprises                          Incorporated by reference to
         Incorporated, Los Abrigados Partners Limited Partnership,                      Exhibit 10-8 of 1995 10-K
         Red Rock Collection Incorporated,  Edward John Martori and
         Joseph P. Martori as Trustee for Cynthia J. Polich Irrevocable
         Trust dated June 1, 1989, dated December 29, 1995

10-8     Lease Agreement between Edward John Martori and Red                            Incorporated by reference to
         Rock Collection Incorporated, dated December 29, 1995                          Exhibit 10-10 of 1995 10-K

10-9     Stock Purchase Agreement between Martori                                       Incorporated by reference to
         Enterprises Incorporated and ILX Incorporated,                                 Exh. 10-116 of 1993 10-K
         dated December 30, 1993
         (Red Rock Collection Incorporated)

10-10    Stock Purchase Agreement between Alan R.                                       Incorporated by reference to
         Mishkin and Carol Mishkin, and ILX Incorporated,                               Exh. 10-117 of 1993 10-K
         dated December 30, 1993
         (Red Rock Collection Incorporated)

10-11    First Amended Certificate of Limited Partnership                               Incorporated by reference to
         and Amended Agreement of Los Abrigados                                         Exh. 10-77 of 1991 10-K
         Partners Limited Partnership, dated
         September 9, 1991

10-12    Certificate of Amendment of Limited Partnership                                Incorporated by reference to
         for Los Abrigados Partners Limited Partnership,                                Exh. 10-6 of 1994 10-K/A-3
         dated November 11, 1993

10-13    Certificate of Amendment of Limited Partnership                                Incorporated by reference to
         for Los Abrigados Partners Limited Partnership,                                Exh. 10-7 of 1994 10-K/A-3
         dated July 1, 1994

10-14    First Amendment to Amended Agreement of                                        Incorporated by reference to
         Los Abrigados Partners Limited Partnership,                                    Exh. 10-18 of 1995 10-K
         dated February 9, 1996

10-15    Purchase and Sale Agreement between Edward                                     Incorporated by reference to
         J. Martori, Martori Enterprises Incorporated,                                  Exh. 10-8 of 1994 10-K/A-3
         Jerome M. White, Guadalupe Iniguez (as Trustee),
         Wedbush Morgan Securities (IRA), and Joseph
         P. Martori (as Trustee) and ILX Incorporated,
         dated July 1, 1994

10-16    Amendment to Purchase and Sale Agreement                                       Incorporated by reference to
         between Edward J. Martori, Martori Enterprises                                 Exh.10-11 of 1994 10-K/A-3
         Incorporated, Wedbush Morgan Securities
         (IRA), and Joseph P. Martori (as Trustee) and
         ILX Incorporated, dated January 3, 1995


10-17    Agreement between BIS-ILE Associates, Arthur                                   Incorporated by reference to
         J. Martori and Alan R. Mishkin, dated                                          Exh. 10-72 of 1990 10-K
         March 28, 1991

10-18    Supplemental Agreement between BIS-ILE                                         Incorporated by reference to
         Associates, Arthur J. Martori and Alan R. Mishkin,                             Exh. 10-72 (a) of 1990 10-K
         dated March 28, 1991

10-19    Guarantee Fee Agreement between Los Abrigados                                  Incorporated by reference to
         Partners Limited Partnership and Arthur J.                                     Exh. 10-79 of 1991 10-K
         Martori and Alan R. Mishkin, dated
         September 9, 1991

10-20    Promissory Note ($900,000) to Cynthia J. Polich Irrevocable                    Incorporated by reference to
         Trust and Edward John Martori by Los Abrigados Partners                        Exh. 10-1 9/30/95 10-Q/A
         Limited Partnership and ILX Incorporated, dated July 27, 1995

10-21    Deed of Trust and Assignment of Rents to Cynthia J. Polich                     Incorporated by reference to
         Irrevocable Trust and Edward John Martori by Los Abrigados                     Exh. 10-2  9/30/95 10-Q/A
         Partners Limited Partnership, dated July 27, 1995

10-22    Financing Agreement between Martori Enterprises                                Incorporated by reference to
         Incorporated and International Leisure Enterprises                             Exh. 10-91 of 1991 10-K
         Incorporated, dated January 13, 1992

10-23    Financing Agreement between Martori Enterprises                                Incorporated by reference to
         Incorporated and Los Abrigados Partners Limited                                Exh. 10-96 of 1992 10-K
         Partnership, dated August 31, 1992

10-24    Financing and Security Agreement between                                       Incorporated by reference to
         Martori Enterprises Incorporated and International                             Exh. 10-109 of 1993 10-K
         Leisure Enterprises Incorporated, dated May 15, 1993

10-25    Secured Promissory Note and Security Agreement                                 Incorporated by reference to
         and Financing Statement between Martori                                        Exh. 10-110 of 1993 10-K
         Enterprises Incorporated and International
         Leisure Enterprises Incorporated, dated
         June 11, 1993

10-26    Loan Agreement ($5,000,000) between The                                        Incorporated by reference to
         Valley National Bank and Los Abrigados                                         Exh. 10-76 of 1991 10-K
         Partners Limited Partnership,
         dated September 9, 1991

10-27    Modification Agreement ($5,000,000) between                                    Incorporated by reference to
         Bank One, Arizona, NA and Los Abrigados                                        Exh. 10-114 of 1993 10-K
         Partners Limited Partnership,
         dated October 22, 1993

10-28    Second Modification Agreement ($5,000,000)                                     Incorporated by reference to
         between Bank One, Arizona, NA and Los                                          Exh.10-43 of 1994 10-K/A-3
         Abrigados Partners Limited Partnership,
         dated October 4, 1994 (additional advance
         including repayment of prior $750,000 loan)

10-29    Third Modification Agreement ($5,000,000)                                      Incorporated by reference to
         between Bank One, Arizona, NA and Los                                          Exh. 10-49 of 1995 10-K
         Abrigados Partners Limited Partnership,
         dated January 25, 1996 (additional advance)

10-30    Secured Promissory Note ($2,485,000) to Bank                                   Incorporated by reference to
         One, Arizona, NA by Los Abrigados Partners                                     Exh. 10-50 of 1995 10-K
         Limited Partnership, dated January 25, 1996

10-31    Letter of Commitment between Tammac Financial                                  Incorporated by reference to
         Corp. and Los Abrigados Partners Limited                                       Exh.10-52 of 1994 10-K/A-3
         Partnership, dated July 20, 1994

10-32    Financing Agreement between Tammac Financial                                   Incorporated by reference to
         Corp. and Los Abrigados Partners Limited                                       Exh. 10-88 of 1991 10-K
         Partnership, dated September 10, 1991

10-33    Amendment to Commitment Letter, Financing                                      Incorporated by reference to
         Agreement and Reaffirmation of Various Loan                                    Exh. 10-88 (a) of 1993 10-K
         Documents between Tammac Financial
         Corp., Los Abrigados Partners Limited
         Partnership and International Leisure Enterprises
         Incorporated, dated March 31, 1993

10-34    Third Amendment to Financing Agreement between                                 Incorporated by reference to
         Tammac Financial Corp. and Los Abrigados                                       Exh.10-55 of 1994 10-K/A-3
         Partners Limited Partnership, dated September 7, 1994

10-35    Fourth Amendment to Financing Agreement and Reaffirmation                      Incorporated by reference to
         of Loan Documents between Tammac Financial Corp. and                           Exhibit 10-1 of 9/30/96 10-Q
         Los Abrigados Partners Limited Partnership and
         ILX Incorporated dated as of September 7, 1996

10-36    Contract of Sale of Membership Agreements and                                  Incorporated by reference to
         Installment Purchase Agreements with Recourse                                  Exh. 10-112 of 1993 10-K
         between Resort Funding, Inc. and Los Abrigados
         Partners Limited Partnership, dated
         September 14, 1993

10-37    Management Agreement between Bennett Funding                                   Incorporated by reference to
         International, Ltd. and Los Abrigados Partners Limited                         Exh 10 (c) S-2 No. 33-61477
         Partnership, ILE Sedona Incorporated, and ILX Incorporated
         dated November 21, 1995 (Los Abrigados Resort)

10-38    Letter of Commitment between Tammac Financial Corp.                            Incorporated by reference to
         and ILX Incorporated, dated June 19, 1995 (Kohl's Ranch)                       Exh. 10-5 6/30/95 10-Q/A-2

10-39    Loan and Security Agreement between Tammac Financial                           Incorporated by reference to
         Corp. and ILX Incorporated, dated August 25, 1995                              Exh. 10-4 9/30/9510-Q/A
         (Kohl's Ranch)

10-40    Promissory Note ($10,000,000) to Tammac Financial Corp.                        Incorporated by reference to
         by ILX Incorporated, dated August 25, 1995 (Kohl's Ranch)                      Exh. 10-3 9/30/95 10-Q/A

10-41    Letter of Commitment between Tammac Financial                                  Incorporated by reference to
         Corp. and ILX Incorporated, dated July 20, 1994                                Exh.10-57 of 1994 10-K/A-3
         (Golden Eagle Resort)

10-42    Loan and Security Agreement between Tammac                                     Incorporated by reference to
         Financial Corp. and ILX Incorporated, dated                                    Exh.10-58 of 1994 10-K/A-3
         September 7, 1994
         (Golden Eagle Resort)

10-43    Amended and Restated Financing Agreement                                       Incorporated by reference to
         between Tammac Financial Corp. and ILX                                         Exh.10-60 of 1994 10-K/A-3
         Incorporated, dated September 7, 1994
         (Golden Eagle Resort)

10-44    First Amendment to Loan and Security Agreement                                 Incorporated by reference to
         between Tammac Financial Corp. and                                             Exh. 10-2 of 9/30/96 10-Q
         ILX Incorporated dated as of September 7, 1996
         (Golden Eagle Resort)

10-45    Amended and Restated Promissory Note                                           Incorporated by reference to
         to Tammac Financial Corp. by ILX Incorporated                                  Exh. 10-3 of 9/30/96 10-Q
         dated as of September 7, 1996
         (Golden Eagle Resort)

10-46    Letter of Commitment between Bennett Funding                                   Incorporated by reference to
         International, Ltd. and VCA South Bend Incorporated,                           Exh.10-62 of 1994 10-K/A-3
         dated August 18, 1994

10-47    Construction Loan Agreement between Bennett Funding                            Incorporated by reference to
         International, Ltd. and VCA South Bend Incorporated,                           Exh.10-63 of 1994 10-K/A-3
         dated October 4, 1994

10-48    Construction Promissory Note ($5,000,000) to Bennett                           Incorporated by reference to
         Funding International, Ltd. by VCA South Bend                                  Exh.10-64 of 1994 10-K/A-3
         Incorporated, dated October 4, 1994

10-49    Contract of Sale of Timeshare Receivables with                                 Incorporated by reference to
         Recourse between Bennett Funding International,                                Exh.10-66 of 1994 10-K/A-3
         Ltd. and VCA South Bend Incorporated, dated
         August 18, 1994

10-50    Agreement for Purchase and Sale of                                             Incorporated by reference to
         Debbie Reynolds Hotel & Casino between                                         Exh. 10-4 of 9/30/96 10-Q
         Debbie Reynolds Hotel & Casino, Inc. and
         Debbie Reynolds Resorts, Inc. and
         ILX Incorporated dated October 30, 1996

10-51    Warrant Agreement (50,000 Shares of Common                                     Incorporated by reference to
         Stock) between Lawrence S. Held and ILX                                        Exh.10-33 of 1994 10-K/A-3
         Incorporated, dated March 31, 1994

10-52    Warrant Agreement (50,000 Shares of Common                                     Incorporated by reference to
         Stock) between Jerome M. White and ILX                                         Exh.10-34 of 1994 10-K/A-3
         Incorporated, dated March 31, 1994

10-53    Consulting Agreement between Investor Resource                                 Incorporated by reference to
         Services, Inc. and ILX Incorporated                                            Exh. 10 of 1/1/97 8-K
         dated January 1, 1997

10-54    Consulting Agreement between                                                   Incorporated by reference to
         Texas Capital Securities and ILX Incorporated                                  Exhs. 10A,B,C of 1/7/97 8-K
         dated January 7, 1997

21-1     List of Subsidiaries of ILX Incorporated

27-1     The Registrant's 1996 Financial Data Schedule