Form 10-Q
period 1997-03-31
ILX INC/AZ/
filed 1997-05-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended March 31, 1997             Commission File Number 33-16122
                      --------------                                    --------


                                ILX INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                        86-0564171
             -------                                        ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

          2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
                    (Address of principal executive offices)

         Registrant's telephone number, including area code 602-957-2777
                                                            ------------

                     --------------------------------------

   Former name, former address, and former fiscal year, if changed since last report.

        Former address: 2777 East Camelback Road, Phoenix, Arizona 85016


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X           No
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


                Class                              Outstanding at March 31, 1997
-------------------------------                    -----------------------------
Common Stock, without par value                          13,064,290 shares
Preferred Stock, $10 par value                            392,109 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,            December 31,
                                                                               1997                    1996
                                                                               ----                    ----
                                                                            (Unaudited)
Assets
     Cash and cash equivalents                                           $      2,039,366       $      3,523,047
     Notes receivable, net                                                     13,001,900             11,745,720
     Resort property held for timeshare sales                                  14,993,944             15,247,587
     Resort property under development                                          1,231,284              1,209,706
     Land held for sale                                                         1,551,065              1,547,493
     Deferred assets                                                              311,462                313,346
     Property and equipment, net                                                4,758,726              4,877,467
     Deferred income taxes                                                      1,144,178              1,178,653
     Other assets                                                               1,877,167              1,631,886
                                                                         ----------------       ----------------
                                                                         $     40,909,092       $     41,274,905
                                                                         ================       ================

Liabilities and Shareholders' Equity
     Accounts payable                                                    $      1,969,721       $      2,310,600
     Accrued and other liabilities                                              3,689,928              3,476,135
     Genesis funds certificates                                                 1,178,423              1,182,087
     Due to affiliates                                                             74,799                139,715
     Notes payable                                                             14,594,726             14,867,096
     Notes payable to affiliates                                                1,449,921              1,567,287
                                                                         ----------------       ----------------
                                                                               22,957,518             23,542,920
                                                                         ----------------       ----------------

Minority Interests                                                              2,630,875              2,556,865
                                                                         ----------------       ----------------

Shareholders' Equity
     Preferred stock, $10 par value; 10,000,000 shares authorized;
       392,109 shares issued and outstanding; liquidation preference of
       $3,921,090                                                               1,419,243              1,419,243

     Common stock, no par value; 40,000,000 shares authorized;
       13,094,290 and 13,024,290 shares issued and outstanding                  9,828,113              9,788,738

     Treasury stock, at cost, 30,000 shares                                       (36,536)               (36,536)

     Additional paid in capital                                                    78,300                 78,300

     Retained earnings                                                          4,031,579              3,925,375
                                                                         ----------------       ----------------
                                                                               15,320,699             15,175,120
                                                                         ----------------       ----------------
                                                                         $     40,909,092       $     41,274,905
                                                                         ================       ================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended
                                                                    March 31,
                                                       -------------------------------------
                                                             1997                  1996
                                                             ----                  ----
Revenues
     Sales of timeshare interests                      $     5,091,296      $      4,897,089
     Resort operating revenue                                2,427,786             2,317,743
     Sales of land and other                                    31,585                53,261
     Interest income                                           264,723               204,493
                                                       ---------------      ----------------
                                                             7,815,390             7,472,586
                                                       ---------------      ----------------

Cost of sales and operating expenses
     Cost of timeshare interests sold                        1,702,930             1,708,109
     Cost of resort operations                               2,604,113             2,453,162
     Cost of land sold and other                                27,053                27,148
     Advertising and promotion                               1,772,677             1,530,394
     General and administrative                                847,200               675,285
     Provision for doubtful accounts                           146,770               290,180
                                                       ---------------      ----------------
                                                             7,100,743             6,684,278
                                                       ---------------      ----------------

Operating income                                               714,647               788,308

Interest expense                                              (463,585)             (471,094)
                                                       ----------------     -----------------

Income before minority interests and income taxes              251,062               317,214
Minority interests                                             (74,285)             (145,170)
Income taxes                                                   (70,573)              (74,496)
                                                       ----------------     -----------------

Net income                                             $       106,204      $         97,548
                                                       ===============      ================

Net income per common and equivalent share             $          0.01      $           0.01
                                                       ===============      ================

Number of common and equivalent shares                      13,139,290            12,787,700
                                                       ===============      ================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three months ended
                                                                                        March 31,
                                                                         ---------------------------------------
                                                                                1997                   1996
                                                                                ----                   ----
Cash flows from operating activities:
     Net income                                                          $        106,204       $         97,548
     Adjustments to reconcile net income to net cash used in operating activities:
     Increase (decrease) in undistributed minority interest                        74,010                (70,736)
     Additions to notes receivable                                             (2,881,898)            (2,770,736)
     Proceeds from sales of notes receivable                                    1,478,948              1,775,022
     Provision for doubtful accounts                                              146,770                290,180
     Depreciation and amortization                                                112,669                215,465
     Deferred income taxes                                                         34,475                173,311
     Amortization of guarantee fees                                                25,350                 18,500
     Change in assets and liabilities:
         Decrease in resort property held for timeshare sales                     253,643                345,395
         Additions to resort property under development                           (21,578)               (10,565)
         Increase in land held for sale                                            (3,572)                (2,309)
         Increase in other assets                                                (251,931)              (180,008)
         Decrease in accounts payable                                            (340,879)              (224,952)
         Increase in accrued and other liabilities                                213,793                289,365
         Decrease in Genesis funds certificates                                    (3,664)               (18,050)
         Decrease in due to affiliates                                            (64,916)              (114,624)
                                                                         -----------------      -----------------
Net cash used in operating activities                                          (1,122,576)              (187,194)
                                                                         -----------------      -----------------

Cash flows from investing activities:
     (Increase) decrease in deferred assets                                       (23,466)                66,999
     Deletions (purchases) of plant and equipment                                  12,722                (56,205)
                                                                         ----------------       -----------------
Net cash (used in) provided by investing activities                               (10,744)                10,794
                                                                         -----------------      ----------------

Cash flows from financing activities:
     Proceeds from notes payable                                                  725,800              1,865,095
     Principal payments on notes payable                                         (998,170)            (1,518,287)
     Principal payments on notes payable to affiliates                           (117,366)              (152,462)
     Distribution to minority partners                                                  -               (400,000)
     Proceeds from issuance of common stock                                        39,375                111,375
     Redemption of preferred stock                                                      -                (12,000)
     Preferred stock dividend payments                                                  -                    (11)
                                                                         ----------------       -----------------
Net cash used in financing activities                                            (350,361)              (106,290)
                                                                         -----------------      -----------------

Net decrease in cash and cash equivalents                                      (1,483,681)              (282,690)

Cash and cash equivalents at beginning of period                                3,523,047              3,746,518
                                                                         ----------------       ----------------
Cash and cash equivalents at end of period                               $      2,039,366       $      3,463,828
                                                                         ================       ================

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three month periods ended March 31, 1997 and 1996, the Company paid interest of approximately $497,000 and $400,000, respectively, and no income taxes. Interest of $45,583 and $17,049 was capitalized to resort property under development during the three month periods ending March 31, 1997 and 1996, respectively.

Reclassifications
-----------------

The financial statements for prior periods have been reclassified to be consistent with the 1997 financial statement presentation.

Note 2 - Notes Payable

During the first quarter of 1997, the Company borrowed $425,800 against consumer notes receivable and $300,000 on a line of credit that remains outstanding at March 31, 1997.


Note 3 - Shareholders' Equity

During the first quarter of 1997, the Company issued 70,000 shares of restricted common stock, valued at $39,375, to employees in exchange for services provided.

Effective January 1, 1997, the Company entered into a one year consulting agreement for financial and business advisory services, subject to extension on a month-to-month basis at the option of the Company. In exchange for the services to be provided, the Company granted options for up to 500,000 shares of common stock exercisable over a one year period. Also effective January 1, 1997, the Company entered into a separate consulting agreement through June 1997. In exchange for the services to be provided under this agreement, the Company granted options for 500,000 shares of common stock at $1.25 per share exercisable through June 1997. The obligations to fulfill such options under both agreements were assumed by an affiliate of the Company effective January 1, 1997.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales of timeshare interests of $5,091,296 in the first quarter of 1997 were 4% greater than sales of $4,897,089 in the first quarter of 1996. The increase reflects greater sales to customers already owning interests in ILX resorts, and greater sales from the Sedona Sales Office net of reduced sales from the Kohl's Ranch and South Bend Sales Offices.

The increase in sales to existing ILX owners in 1997 reflects an expanded marketing program whereby owners are offered the opportunity to upgrade their ownership to a larger size unit, to exchange their ownership to a different resort, and/or to purchase additional time. As a result of the increased marketing efforts to existing customers, revenue increased to approximately $776,000 in 1997, from $244,000 in 1996.

Sales of timeshare interests from the Sedona Sales Office in 1997 increased approximately $185,000 from the first quarter of 1996 due to increases in prices and closing rates (number of timeshare sales divided by number of timeshare tours).

Sales of timeshare interests in Kohl's Ranch decreased from $738,000 in the first quarter of 1996 to $478,000 in the first quarter of 1997 as a result of a lower closing rate, which was partially offset by increased prices.

Sales of timeshare interests in Varsity Clubs of America - Notre Dame were $1,404,045 and $1,259,310 for the three months ended March 31, 1997 and 1996, respectively. In 1997, approximately $885,000 in Varsity Clubs of America - Notre Dame sales were generated from the South Bend Sales Office and $519,000 from the Sedona Sales Office, which commenced offering interests in Varsity Clubs of America - Notre Dame in June 1996. All 1996 sales of Varsity Clubs of America - Notre Dame were made from the South Bend Sales Office. The decrease in sales from the South Bend Sales Office reflects a greater percentage of sales of alternate year usage in 1997 and higher average prices in 1996 as a result of a discontinued promotional program which was in operation through November 1996 that offered certain purchasers a vacation experience (including airfare and car rental) in addition to their timeshare interval. The cost of the vacation experience was added to the buyer's purchase price.

Cost of timeshare interests sold as a percentage of sales is comparable between years.

The increase in resort operating revenue for the three months ended March 31, 1997 from the same period in 1996 reflects increases in occupancy and in average daily rates for Varsity Clubs of America - Notre Dame and Kohl's Ranch and revenue from Lomacasi Cottages, which was acquired on March 1, 1996.

Cost of resort operations as a percentage of resort operating revenue is comparable between periods. First quarter cost of resort operations is typically higher as a percentage of resort operating revenue than annual results due to the season.

The increase in interest income from 1996 to 1997 is a result of the increased consumer paper retained by the Company. The Company hypothecates (borrows against) the majority of its retained paper.

Advertising and promotion as a percentage of sales has increased from 1996 to 1997 due to a lower closing rate at the Kohl's Ranch Sales Office in 1997, due to the increased costs of generating tours to the Sedona and South Bend Sales Offices in 1997, and due to the recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption.

The increase in general and administrative expenses from $675,285 in the first quarter of 1996 to $847,200 in the first quarter of 1997 reflects the write-off of leasehold improvements associated with the relocation of the Company's corporate headquarters in 1997, stock bonuses issued to employees in 1997, and in 1996, gains from the discounting and prepayment of accrued obligations.

The provision for doubtful accounts relates primarily to sales of timeshare interests. The decrease in the provision for doubtful accounts for the first quarter of 1997 from the same period in 1996 reflects the expected performance of the portfolio of consumer paper based on prior years' collection experience, both sold and unsold.

Interest expense is comparable between periods and reflects increased borrowings against consumer paper retained by the Company, net of reductions in borrowings against resort property held for sale.

The decrease in minority interests from 1996 to 1997 reflects the minority interest in operating losses of Lomacasi Cottages, which was acquired March 1, 1996, the minority interest in operating losses of Sedona Worldwide Incorporated commencing January 1, 1997, and a decrease in LAP net income in 1997 as a result of stock bonuses granted in 1997 and reductions in 1996 of estimated liabilities.

The decrease in income tax expense as a percentage of income from 1996 to 1997 reflects the change in a state tax rate.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados Resort & Spa can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of at least $5 million through 1997. At March 31, 1997, approximately $3.6 million is available under the fixed commitment line and a minimum of $2.7 million is expected to be available on the open-ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of interval interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame, and $2.2 million against conforming notes from sales of interval interests in Golden Eagle Resort through March 1998. Approximately $2.1 million was available under these commitments at March 31, 1997.

The Company also has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1, 1997. Approximately $5 million was available under this commitment at March 31, 1997.

The Company has a financing commitment whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997. Approximately $7.7 million was available on this commitment at March 31, 1997.

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

The Company has a $500,000 line of credit each from two financial institutions. At March 31, 1997, $700,000 was available for working capital.

In November 1995, the Company entered into a management agreement with one of its timeshare lenders whereby the lender committed to advance $3.5 million, provide strategic planning and consultation with respect to timeshare sales of 3,500 Los Abrigados intervals, and reduce holdback requirements on timeshare paper purchased by the lender. Although at March 31, 1997, approximately $1.1 million remains available under this agreement, an affiliate of the lender filed for bankruptcy protection in 1996, and while the Company has been informed that said proceedings do not involve the lender with which the Company conducts business, the lender has failed to fund advances requested by the Company. The Company is presently negotiating a settlement with the lender.

Cash used in operating activities increased from $187,194 in 1996 to $1,122,576 in 1997 due to an increase in consumer notes retained by the Company, an increase in other assets and a decrease in other liabilities.

The change from cash provided by investing activities in 1996 of $10,794 to cash used in investing activities in 1997 of $10,744 reflects the cancellation of the Company's options on its Varsity Clubs of America sites near Penn State and Auburn University in 1996.

Cash used in financing activities increased from $106,290 in 1996 to $350,361 in 1997 due to greater borrowings in 1996.

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



                                ILX INCORPORATED
                                  (Registrant)




                              /S/ Joseph P. Martori
                             -----------------------
                                Joseph P. Martori
                             Chief Executive Officer





                               /S/ Nancy J. Stone
                             -----------------------
                                 Nancy J. Stone
                                   President/
                             Chief Financial Officer





                               /S/ Denise L. Janda
                             -----------------------
                                 Denise L. Janda
                            Vice President Controller









Date:  As of May 13, 1997
                                       10