Form 10-Q
period 1997-06-30
ILX INC/AZ/
filed 1997-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended June 30, 1997              Commission File Number 33-16122
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

          2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
          ------------------------------------------------------------
                    (Address of principal executive offices)

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

                         Yes    X                  No
                            ---------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

             Class                              Outstanding at June 30, 1997
-------------------------------                 ----------------------------
Common Stock, without par value                       13,078,669 shares
Preferred Stock, $10 par value                         385,145 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,              December 31,
                                                                                      1997                    1996
                                                                                      ----                    ----
                                                                                  (Unaudited)
Assets
     Cash and cash equivalents                                                  $      1,677,805       $      3,523,047
     Notes receivable, net                                                            14,372,337             11,745,720
     Resort property held for timeshare sales                                         14,456,753             15,247,587
     Resort property under development                                                 1,347,245              1,209,706
     Land held for sale                                                                1,551,065              1,547,493
     Deferred assets                                                                     321,930                313,346
     Property and equipment, net                                                       4,811,690              4,877,467
     Deferred income taxes                                                               862,294              1,178,653
     Other assets                                                                      1,791,747              1,631,886
                                                                                ----------------       ----------------
                                                                                $     41,192,866       $     41,274,905
                                                                                ================       ================
Liabilities and Shareholders' Equity
     Accounts payable                                                           $      1,779,134       $      2,310,600
     Accrued and other liabilities                                                     1,615,122              3,476,135
     Genesis funds certificates                                                        1,171,009              1,182,087
     Due to affiliates                                                                    91,480                139,715
     Notes payable                                                                    16,638,835             14,867,096
     Notes payable to affiliates                                                       1,429,854              1,567,287
                                                                                ----------------       ----------------
                                                                                      22,725,434             23,542,920
                                                                                ----------------       ----------------

Minority Interests                                                                     2,725,343              2,556,865
                                                                                ----------------       ----------------

Shareholders' Equity
     Preferred stock, $10 par value;  10,000,000 shares authorized;
       385,145 and 392,109 shares issued and outstanding; liquidation
       preference of $3,851,450 and 3,921,090, respectively                            1,397,799              1,419,243

     Common stock, no par value; 40,000,000 shares authorized;
       13,108,669 and 13,024,290 shares issued and outstanding                         9,849,263              9,788,738

     Treasury stock, at cost, 30,000 shares                                              (36,536)               (36,536)

     Additional paid in capital                                                           79,450                 78,300

     Retained earnings                                                                 4,452,113              3,925,375
                                                                                ----------------       ----------------
                                                                                      15,742,089             15,175,120
                                                                                ----------------       ----------------
                                                                                $     41,192,866       $     41,274,905
                                                                                ================       ================

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three months ended              Six months ended
                                                                June 30,                       June 30,
                                                                --------                       --------
                                                         1997             1996           1997            1996
                                                         ----             ----           ----            ----
Revenues
     Sales of timeshare interests                   $  5,846,579    $  4,893,354    $ 10,937,875    $  9,790,443
     Resort operating revenue                          2,801,978       2,965,718       5,229,764       5,283,461
     Sales of land and other                              22,996         248,337          54,581         301,598
     Interest income                                     294,031         259,603         558,754         464,096
                                                    ------------    ------------    ------------    ------------
                                                       8,965,584       8,367,012      16,780,974      15,839,598
                                                    ------------    ------------    ------------    ------------

Cost of sales and operating expenses
     Cost of timeshare interests sold                  2,045,433       1,685,883       3,748,363       3,393,992
     Cost of resort operations                         2,662,267       2,873,657       5,266,380       5,326,819
     Cost of land sold and other                          17,944         232,709          44,997         259,857
     Advertising and promotion                         2,137,939       1,657,893       3,910,616       3,188,287
     General and administrative                          659,826         758,012       1,507,026       1,433,297
     Provision for doubtful accounts                     170,823         132,553         317,593         422,733
                                                    ------------    ------------    ------------    ------------
                                                       7,694,232       7,340,707      14,794,975      14,024,985
                                                    ------------    ------------    ------------    ------------

Operating income                                       1,271,352       1,026,305       1,985,999       1,814,613

Interest expense                                         472,177         456,017         935,762         927,111
                                                    ------------    ------------    ------------    ------------

Income before minority interests
and income taxes                                         799,175         570,288       1,050,237         887,502
Minority interests                                       (94,468)       (136,996)       (168,753)       (282,166)
Income taxes                                            (281,884)       (178,869)       (352,457)       (253,365)
                                                    ------------    ------------    ============    ------------

Net income                                          $    422,823    $    254,423    $    529,027    $    351,971
                                                    ============    ============    ============    ============

Net income per common and equivalent share
                                                    $       0.03    $       0.02    $       0.04    $       0.03
                                                    ============    ============    ============    ============

Number of common and equivalent shares                13,181,978      12,873,021      13,158,683      12,827,837
                                                    ============    ============    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six months ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                            1997           1996
                                                                                            ----           ----
Cash flows from operating activities:
    Net income                                                                          $   529,027    $   351,971
    Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in undistributed minority interest                                             168,478         57,541
    Provision for doubtful accounts                                                         317,593        422,733
    Depreciation and amortization                                                           208,278        473,678
    Deferred income taxes                                                                   316,359        397,393
    Amortization of guarantee fees                                                           45,850         38,350
    Gain on settlement of liability                                                         (98,705)          --
    Change in assets and liabilities:
         Decrease in resort property held for timeshare sales                               790,834      1,134,199
         Additions to resort property under development                                    (137,539)       (40,431)
         Increase in land held for sale                                                      (3,572)        (2,309)
         Increase in other assets                                                          (173,161)      (263,112)
         Decrease in accounts payable                                                      (531,466)      (132,460)
         Increase in accrued and other liabilities                                          374,909        155,998
         Decrease in Genesis funds certificates                                             (11,078)       (13,372)
         Decrease in due to affiliates                                                      (48,235)      (206,867)
                                                                                        -----------    -----------
Net cash provided by operating activities                                                 1,747,572      2,373,312
                                                                                        -----------    -----------
Cash flows from investing activities:
    (Increase) decrease in deferred assets                                                  (54,434)        66,050
    Purchases of plant and equipment                                                         (2,570)      (294,207)
    Notes receivable, net                                                                (2,660,127)    (2,334,865)
                                                                                        -----------    -----------
Net cash used in investing activities                                                    (2,717,131)    (2,563,022)
                                                                                        -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                                           1,238,048      3,151,070
    Principal payments on notes payable                                                  (2,016,166)    (2,313,145)
    Principal payments on notes payable to affiliates                                      (137,433)      (250,652)
    Distribution to minority partners                                                          --         (600,000)
    Proceeds from issuance of common stock                                                   39,875        236,375
    Redemption of preferred stock                                                              --          (12,000)
    Redemption of common stock                                                                 --             --
    Preferred stock dividend payments                                                            (7)           (11)
                                                                                        -----------    -----------
Net cash (used in) provided by financing activities                                        (875,683)       211,637
                                                                                        -----------    -----------
Net (decrease) increase in cash and cash equivalents                                     (1,845,242)        21,927
Cash and cash equivalents at beginning of period                                          3,523,047      3,746,518
                                                                                        -----------    -----------
Cash and cash equivalents at end of period                                              $ 1,677,805    $ 3,768,445
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

The consolidated financial statements include the accounts of ILX Incorporated and its wholly owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and six month periods ended June 30, 1997 and 1996, the Company paid no income taxes and paid interest and capitalized interest to resort property under development as follows:

                             Three Months Ended             Six Months Ended
                                  June 30,                       June 30,
                                  --------                       --------
                             1997           1996           1997           1996
                             ----           ----           ----           ----

Interest                   $402,607       $478,516       $939,388       $878,916
Interest Capitalized       $ 40,402       $ 17,050       $ 85,986       $ 34,099

Reclassifications
-----------------

The financial statements for prior periods have been reclassified to be consistent with the 1997 financial statement presentation.

Note 2 - Notes Payable

In June 1997, the Company negotiated a settlement agreement for the 1996 breach by a timeshare lender of a 1995 management agreement between the lender and the Company. Under the management agreement, the lender committed to advance $3.5 million, but failed to fund $1.1 million of this amount. The settlement agreement provides for repayment of the outstanding advances through a note payable in the amount of $2.4 million. The note bears interest commencing July 1, 1997, at 12% per annum, payable monthly. Commencing July 1, 1998, principal is payable through release payments upon the sale of certain timeshare intervals. Any outstanding principal and interest is due in full on December 31, 2002. The note is secured by one million shares of ILX stock pledged by an affiliate of the Company, for which the affiliate will receive a guarantee fee. The settlement agreement also includes the termination of the management agreement (which included a profit sharing arrangement), the commitment by the lender to advance an additional $550,000, bringing the total commitment to $6,550,000, for the construction of Varsity Clubs of America - Tucson, as well as a reduction in interest rate to 12% (from 13%) on the Varsity Clubs of America - Tucson construction note, and the addition of a fee of $100 per annual Varsity Clubs of America - Tucson timeshare interest sold. The settlement was recorded as follows:

            Increase in notes payable                   $2,400,000
            Decrease in accrued liabilities             (2,214,622)
            Increase in notes receivable                  (284,083)
            Gain on settlement                              98,705
                                                        -----------
                                                        $        0
                                                        ===========

During the first six months of 1997, the Company borrowed $938,048 against consumer notes receivable and also borrowed on its lines of credit, of which $300,000 was outstanding at June 30, 1997.

Property and equipment of $97,181 was leased and a vehicle was financed for $29,450 in the second quarter of 1997.


Note 3 - Shareholders' Equity

During the second quarter of 1997, holders of 6,657 shares of Series C Preferred Stock exchanged their shares for 11,095 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $18,373. Shares of stock valued at $2,277 and cash of $7 were issued in the second quarter of 1997 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the second quarter of 1997.

During the second quarter of 1997, holders of 307 shares of Series A Preferred Stock exchanged their shares for lodging certificates at Kohl's Ranch. Preferred stock was reduced by $3,070, which is the liquidation and par value of the shares surrendered and additional paid in capital was increased by $1,150, which is the difference between the par value of the preferred stock and the liability recorded related to the lodging certificates.

During the first six months of 1997, the Company issued to employees in exchange for services provided 71,000 shares of restricted common stock, valued at $39,875.

Effective January 1, 1997, the Company entered into a one-year consulting agreement for financial and business advisory services, subject to extension on a month-to-month basis at the option of the Company. In exchange for the services to be provided, the Company granted options for up to 500,000 shares of common stock exercisable over a one-year period, provided that certain options were exercised prior to June 30, 1997. Also effective January 1, 1997, the Company entered into a separate consulting agreement through June 1997. In exchange for the services to be provided under this agreement, the Company granted options for 500,000 shares of common stock at $1.25 per share exercisable through June 1997. The obligations to fulfill such options under both agreements were assumed by an affiliate of the Company effective January 1, 1997. All such options expired without exercise on June 30, 1997.

In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment banker and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX will issue 60,000 shares of ILX common stock on each of August 1, 1997 and February 1, 1998, and cause those shares to be registered with the Securities and Exchange Commission. The parties intend for the agreement to remain in effect for a minimum of one year.

Note 4 - Subsequent Events

In June 1997, the Company entered into an agreement with one of its timeshare lenders whereby the Company may borrow up to $5 million against consumer notes from sales of timeshare interests in Kohl's Ranch Lodge and, in addition, whereby the Company in July 1997 borrowed $1.5 million, secured by a first position deed of trust on Kohl's Ranch Lodge. The existing first deed of trust on Kohl's Ranch Lodge of $444,500 was repaid in full in conjunction with the new financing. The $1.5 million borrowing bears interest at prime plus 4%, interest payable monthly and principal payable through release payments as timeshare interests are sold, with a minimum principal payment of $80,000 due per quarter, and the balance due in full June 27, 2000. Borrowings against the $5 million commitment for timeshare paper will bear interest at prime plus 3.25% and will be secured by both the consumer notes and be cross collateralized with the first deed of trust.

In July 1997, the Company acquired 285 timeshare interests in Los Abrigados Resort & Spa for approximately $567,000, including closing costs. The interests were acquired under an option agreement whereby the Company had both the option and under certain circumstances the obligation to purchase up to 667 intervals at a cost of $2,100 per interval. The July purchase was made at a negotiated rate that was less than the amount specified in the option agreement. Following this transaction, 107 intervals remain subject to the option. The purchase of the intervals was financed by a $598,500 borrowing from one of the Company's timeshare lenders. The borrowing is secured by the 285 intervals and bears interest at prime plus 4%, with a 13% maximum rate. Interest is payable monthly and principal is payable in quarterly installments of $25,000 through June 2000.

In July 1997, the Company issued 184,000 shares of its restricted common stock, which were subsequently registered, in exchange for a $230,000 note payable to an affiliate. In conjunction with the exchange, 100 timeshare intervals in Los Abrigados Resort & Spa, which secured the note, were released.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Sales of timeshare interests were 19.5% and 11.7% greater for the three and six months ended June 30, 1997, respectively, than for the same periods in 1996. The increases reflect greater sales to customers already owning interests in ILX resorts, greater sales from the Sedona and South Bend Sales Offices and the opening of a sales office in the Phoenix metropolitan area, net of reduced sales from the Kohl's Ranch Sales Office.

The increase in sales to existing ILX owners in 1997 reflects an expanded marketing program whereby owners are offered the opportunity to upgrade their ownership to a larger size unit, to exchange their ownership to a different resort, and/or to purchase additional time. As a result of the increased marketing efforts to existing customers, revenue increased to approximately $810,000 in 1997 from $315,000 in 1996 for the second quarter, and to $1,705,000 from $611,000 for the six months ended June 30, 1997 and 1996, respectively.

Sales of timeshare interests from the Sedona Sales Office increased approximately $79,000 and $264,000 for the three and six months ended June 30, 1997 from the same periods in 1996 due to increases in prices for both quarters and increased closing rates (number of timeshare sales divided by number of timeshare tours) in the first quarter and a greater number of timeshare tours in the second quarter.

Sales of timeshare interests in Varsity Clubs of America - Notre Dame were $1,814,900 and $796,294 and $3,218,945 and $2,055,604 for the three and six months ended June 30, 1997 and 1996, respectively. In 1997, approximately $2,062,000 in Varsity Clubs of America - Notre Dame sales were generated from the South Bend Sales Office and $1,157,000 from the Sedona Sales Office, which commenced offering interests in Varsity Clubs of America - Notre Dame in June 1996. Sales of Varsity Clubs of America - Notre Dame in the first six months of 1996 were primarily from the South Bend Sales Office, with approximately $105,000 generated by the Sedona Sales Office. The increase in sales from the South Bend Sales Office reflects higher closing rates and increased prices for the second quarter of 1997.

Sales of timeshare interests in Kohl's Ranch decreased approximately $157,000 in the second quarter of 1997 and $418,000 for the six months ended June 30, 1997 from the same periods in 1996 as a result of lower closing rates, which in part were offset by increased prices. Second quarter 1997 sales include $95,545 in sales of Kohl's Ranch interests from a sales office opened on a trial basis in the Phoenix metropolitan area in late April 1997. The office was not retained beyond the trial period (April - July 1997) due to high marketing costs and low closing rates.

Cost of timeshare interests sold as a percentage of sales is comparable between years.

The decreases in resort operating revenue for both the second quarter and the six months ended June 30, 1997 from the same periods in 1996 reflect a decrease in food and beverage revenue and increased occupancy by timeshare owners and exchange guests who pay substantially lower rates than resort guests at Los Abrigados Resort & Spa, net of increased occupancy and average daily rates for Varsity Clubs of America - Notre Dame and Kohl's Ranch and revenue from Lomacasi Cottages, which was acquired on March 1, 1996. The increased usage of Los Abrigados Resort & Spa by timeshare owners and exchange guests in 1997 reflects in part differences during the year by such users in timing of usage as well as the increasing number of timeshare owners.

The increased occupancy at Varsity Clubs of America - Notre Dame and Kohl's Ranch reflects the maturing of operations at these properties, both of which opened during 1995.

Cost of resort operations as a percentage of resort operating revenue is comparable between periods. 1997 costs for Varsity Clubs of America - Notre Dame and Kohl's Ranch as a percentage of revenue are lower than 1996 due to increased occupancy and average daily rate. 1997 Los Abrigados costs as a percentage of revenue are higher than 1996 due to increased occupancy by timeshare owners, who pay a lower rate for their usage.

The decreases in sales of land and other and the related cost of sales for both the second quarter and six months ended June 30, 1997 reflect the sale of a parcel of land held by Genesis in the second quarter of 1996.

The increase in interest income from 1996 to 1997 is a result of the increased consumer paper retained by the Company. The Company hypothecates (borrows against) the majority of its retained paper.

Advertising and promotion as a percentage of sales has increased for both the second quarter and six months ended June 30, 1997 from the same periods in 1996 due to increased costs of generating tours to the Arizona sales offices in 1997, a low closing rate in the trial Phoenix office in 1997, a lower closing rate at the Kohl's Ranch Sales Office in 1997 than 1996, and due to the recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption. Increases in costs of generating tours in 1997 is due in part to the trial of several new marketing strategies which were determined not to be cost effective and therefore terminated in July and August 1997.

General and administrative expenses are comparable between years for the six months ended June 30, 1997 and 1996. General and administrative expenses are lower as a percentage of revenue in the second quarter of 1997 than for the same period in 1996 due to the recognition in 1997 of a $98,705 gain resulting from the settlement of an accrued liability at less than the recorded amount. First quarter 1996 expenses reflect gains from the discounting and prepayment of accrued obligations.

The provision for doubtful accounts relates primarily to sales of timeshare interests and is comparable as a percentage of sales of timeshare interests between periods.

Interest expense is comparable between periods and reflects increased borrowings against consumer paper retained by the Company, net of reductions in borrowings against resort property held for sale.

The decrease in minority interests from 1996 to 1997 reflects the minority interest in operating losses of Lomacasi Cottages, which was acquired March 1, 1996, the minority interest in operating losses of Sedona Worldwide Incorporated commencing January 1, 1997, and a decrease in LAP net income in 1997 as a result of reduced resort operating revenue and stock bonuses granted in 1997, and reductions in 1996 of estimated liabilities.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise from the necessity of financing notes received from sales of timeshare interests. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados Resort & Spa can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of notes from sales of interests in Los Abrigados Resort & Spa of at least $5 million through 1997. At June 30, 1997, approximately $2.7 million is available under the fixed commitment line and a minimum of $2.6 million is expected to be available on the open-ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of interval interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame, and $2.2 million against conforming notes from sales of interval interests in Golden Eagle Resort through March 1998. Approximately $1.7 million was available under these commitments at June 30, 1997.

The Company has a $10 million financing commitment whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis through September 1, 1997. Approximately $4.5 million was available under this commitment at June 30, 1997.

The Company has financing commitments whereby it may borrow up to $10 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through August 1997 and $5 million through June 2000. Approximately $7.5 million was available on the first commitment and $5 million on the second commitment at June 30, 1997.

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

The Company has a $500,000 line of credit each from two financial institutions. At June 30, 1997, $700,000 was available for working capital.

In June 1997, the Company negotiated a settlement agreement for the 1996 breach by a timeshare lender of a 1995 management agreement between the lender and the Company. Under the management agreement, the lender committed to advance $3.5 million, but failed to fund $1.1 million of this amount. The settlement agreement provides for repayment of the outstanding advances through a note payable in the amount of $2.4 million.

In July 1997, the Company borrowed $1.5 million, secured by a first position deed of trust on Kohl's Ranch Lodge. The funds were used to repay the prior first deed of trust of $444,500, and the balance will be used for working capital.

In July 1997, the Company acquired 285 timeshare interests in Los Abrigados Resort & Spa for approximately $567,000. The purchase of the intervals was financed by a $598,500 borrowing from one of the Company's timeshare lenders, and is secured by the intervals acquired.

Cash provided by operating activities decreased from $2,373,312 in 1996 to $1,747,572 in 1997 due to greater 1997 additions to resort property held for timeshare sales and a decrease in 1997 in accounts payable.

The increase in cash used in investing activities from $2,563,022 in 1996 to $2,717,131 in 1997 reflects an increase in consumer notes retained by the
Company, an increase in deferred assets relating to Sedona Worldwide Incorporated, net of a reduction in purchases of plant and equipment in 1997.

The change from cash provided by financing activities in 1996 of $211,637 to cash used in financing activities in 1997 of $875,683 is due to greater borrowings in 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

     (b)

     (i) The Company filed with the Securities and Exchange Commission a report on Form 8-K dated May 2, 1997, which disclosed the following:

     Item 5.  Other Events.

         Effective January 7, 1997, ILX Incorporated ("ILX") and Texas Capital Securities ("TCS") entered into a Letter Agreement regarding financial advisory services (the "TCS Letter Agreement") and an Option Agreement regarding options on up to 500,000 shares of ILX common stock (the "TCS Option Agreement"). The TCS Letter Agreement and the TCS Option Agreement are dated as of January 7, 1997 and were executed January 27, 1997. Under the TCS Letter Agreement, ILX granted TCS options to acquire 500,000 shares of ILX's common stock pursuant to the TCS Option Agreement. The TCS Option Agreement provides that TCS receives options for up to 250,000 shares of ILX's common stock exercisable at a price of $1.25 per share on or before June 30, 1997 (the "First Option"). If TCS exercises the First Option in full prior to its expiration date, TCS may exercise options for up to 125,000 shares of ILX's common stock exercisable at a price of $1.75 per share on or before September 30, 1997 (the "Second Option"). If TCS then exercises the Second Option in full prior to its expiration date, TCS may exercise options for up to 125,000 shares of ILX's common stock exercisable at a price of $2.00 per share on or before December 15, 1997 (the "Third Option"). At ILX's election, the term of the Third Option will be extended to the extent that ILX extends the term of the TCS Letter Agreement.

         Effective January 1, 1997, ILX and Investor Resource Services, Inc. ("IRS") entered into a Consulting Agreement pursuant to which IRS agreed to provide certain investor relations, broker relations and public relations services to ILX (the "IRS Consulting Agreement"). Under the terms of the IRS Consulting Agreement, IRS received new and extended options to purchase 500,000 shares of ILX common stock at $1.25 per share (the "IRS Option Shares"). The options granted in the IRS Consulting Agreement with respect to the IRS Option Shares expire on June 30, 1997.

         On May 2, 1997, ILX and TCS and IRS executed Assumption Agreements with Martori Enterprises Incorporated ("MEI"), an affiliate and shareholder of ILX, under which MEI agreed to assume all of ILX's obligations to issue shares of its common stock on the exercise of the options held by TCS and IRS under the TCS Option Agreement and the IRS Consulting Agreement (the "Assumption Agreements"). Copies of the Assumption Agreements are attached as Exhibit 10 hereto and the above description of the Assumption Agreements is qualified in its entirety by reference to those Assumption Agreements. The descriptions of the TCS Letter Agreement, the TCS Option Agreement and the IRS Consulting Agreement are qualified in their entirety by reference to those Agreements, copies of which are attached to ILX's Form 8-K Reports dated February 10, 1997 and January 13, 1997, respectively.

     (ii)The Company filed with the Securities and Exchange Commission a report on Form 8-K dated May 15, 1997, which disclosed the following:

     Item 5.  Other Events.

         On October 30, 1996, ILX Incorporated ("ILX") entered into an Agreement for Purchase and Sale (the "Agreement") with Debbie Reynolds Hotel & Casino, Inc., a Nevada corporation, ("DRHC") (OTC: DEBI) and Debbie Reynolds Resorts, Inc., a Nevada corporation, ("DRC") whereby ILX could acquire, among other assets, the physical assets constituting the Debbie Reynolds Hotel & Casino in Las Vegas, Nevada. The purchase price for the assets was $16,800,000 and was payable by issuance to DRHC of $7,500,000 worth of federally registered ILX common stock valued for purposes of the transaction at $2.00 per share (totaling 3,750,000 shares), as well as payment of $4,200,000 in cash and ILX's assumption of $5,100,000 in mortgage indebtedness.

         Consummation of the transaction was contingent on, among other things, satisfaction of various conditions by the sellers and the completion of ILX's due diligence investigation. On May 15, 1997, ILX transmitted the required formal written notice of its election to cancel and terminate the Agreement (the "Election Notice") effective immediately, although ILX's management remains hopeful that the parties may yet structure some other type of strategic relationship involving the Debbie Reynolds Hotel & Casino.

     (iii) The Company filed with the Securities and Exchange Commission a report on Form 8-K dated June 23, 1997, which disclosed the following:

     Item 5.  Other Events.

         Effective June 23, 1997, ILX Incorporated ("ILX") and EVEREN Securities, Inc. ("ESI") entered into a Letter Agreement regarding financial advisory services (the "Letter Agreement"). The Letter Agreement, which was accepted and agreed to by ILX on June 23, 1997, will take effect commencing July 1, 1997. The Letter Agreement is attached to this Form 8-K as Exhibit 10.

         Under the terms of the Letter Agreement, ESI is to act as ILX's exclusive financial advisor, investment banker and agent with respect to the evaluation of various alternatives to position ILX for long-term growth and evaluation of various strategic alternatives that may enhance shareholder value. The services, which are more fully described in the Letter Agreement, may include: evaluating third party entities that ILX may seek to acquire or with which ILX may seek to merge; evaluating capital raising strategies and providing access to the capital markets; and other investment banking and related services on which ESI and ILX may agree. The Letter Agreement has no fixed term, although the parties have expressed their intentions that the Letter Agreement remain in effect for at least one year. However, 30 days after ILX executes the Letter Agreement it may be terminated by either party on 10-days' written notice to the other party, although ILX would have certain ongoing obligations to ESI including to compensate ESI for previously earned fees, to reimburse ESI for accrued expenses, to honor a right of first refusal held by ESI, and to indemnify ESI for certain matters.

         In exchange for the above services under the Letter Agreement, in addition to other compensation that may be payable to ESI as "success fees," ILX agreed to transfer to ESI 60,000 shares of ILX's common stock (the "Common Stock") on each of August 1, 1997 and February 1, 1998 and to cause those shares to be registered under an appropriate registration statement.

         The above descriptions of the Letter Agreement is qualified in its entirety by reference to that Agreement, attached hereto as Exhibit 10.

     Item 7.  Financial Statements and Exhibits.

          The Exhibits required by Item 601 of Regulation S-K have been supplied as follows:

     Exhibit
     Numbers           Description of Exhibit                           Page No.
     ---------------------------------------------------------------------------
        10             Assumption Agreements                               4
        10             Election Notice                                     4
        10             Letter Agreement                                    4

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ILX INCORPORATED
                                  (Registrant)



                              /S/ Joseph P. Martori
                          ----------------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /S/ Nancy J. Stone
                          ----------------------------
                                 Nancy J. Stone
                                   President/
                             Chief Financial Officer



                               /S/ Denise L. Janda
                          ----------------------------
                                 Denise L. Janda
                          Vice President and Controller




Date:  As of August 11, 1997
                                       14