Form 10-Q
period 1997-09-30
ILX INC/AZ/
filed 1997-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended September 30, 1997         Commission File Number 33-16122
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


                                        Yes   X        No
                                             ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


           Class                               Outstanding at September 30, 1997
           -----                               ---------------------------------
Common Stock, without par value                        13,431,662 shares
Preferred Stock, $10 par value                           380,468 shares

                        ILX INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,   December 31,
                                                                            1997            1996
                                                                        ------------    ------------
                                                                         (Unaudited)
Assets
     Cash and cash equivalents                                          $  2,218,261    $  3,523,047
     Notes receivable, net                                                16,058,418      11,745,720
     Resort property held for timeshare sales                             14,064,827      15,247,587
     Resort property under development                                     1,727,833       1,209,706
     Land held for sale                                                    1,551,065       1,547,493
     Deferred assets                                                         313,813         313,346
     Property and equipment, net                                           5,182,104       4,877,467
     Deferred income taxes                                                   438,449       1,178,653
     Minority interests                                                      318,711            --
     Other assets                                                          2,082,751       1,631,886
                                                                        ------------    ------------
                                                                        $ 43,956,232    $ 41,274,905
                                                                        ------------    ------------

Liabilities and Shareholders' Equity
     Accounts payable                                                   $  1,919,757    $  2,310,600
     Accrued and other liabilities                                         1,727,533       3,476,135
     Genesis funds certificates                                            1,164,913       1,182,087
     Due to affiliates                                                        41,336         139,715
     Notes payable                                                        19,250,677      14,867,096
     Notes payable to affiliates                                           3,110,106       1,567,287
                                                                        ------------    ------------
                                                                          27,214,322      23,542,920
                                                                        ------------    ------------

Minority Interests                                                              --         2,556,865
                                                                        ------------    ------------

Shareholders' Equity
     Preferred stock, $10 par value;  10,000,000 shares authorized;
       380,468 and 392,109 shares issued and outstanding; liquidation
       preference of $3,804,680 and $3,921,090, respectively               1,384,891       1,419,243

     Common stock, no par value; 40,000,000 shares authorized;
       13,462,162 and 13,024,290 shares issued and outstanding            10,275,111       9,788,738

     Treasury stock, at cost, 30,500 and 30,000 shares, respectively         (37,099)        (36,536)

     Additional paid in capital                                               79,450          78,300

     Retained earnings                                                     5,039,557       3,925,375
                                                                        ------------    ------------
                                                                          16,741,910      15,175,120
                                                                        ------------    ------------
                                                                        $ 43,956,232    $ 41,274,905
                                                                        ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                           -------------                   -------------
                                                        1997            1996            1997            1996
                                                    ------------    ------------    ------------    ------------
Revenues
     Sales of timeshare interests                   $  7,017,548    $  5,480,153    $ 17,955,423    $ 15,270,596
     Resort operating revenue                          2,636,829       2,713,317       7,866,593       7,996,778
     Sales of land and other                              12,982          30,017          67,563         331,615
     Interest income                                     414,482         248,532         973,236         712,628
                                                    ------------    ------------    ------------    ------------
                                                      10,081,841       8,472,019      26,862,815      24,311,617
                                                    ------------    ------------    ------------    ------------

Cost of sales and operating expenses
     Cost of timeshare interests sold                  2,538,146       1,566,106       6,286,509       4,960,098
     Cost of resort operations                         2,672,365       2,598,017       7,938,745       7,924,836
     Cost of land sold and other                           5,981          31,160          50,978         291,017
     Advertising and promotion                         2,629,237       1,980,278       6,539,853       5,168,565
     General and administrative                          692,225         723,990       2,199,251       2,157,287
     Provision for doubtful accounts                     208,759          36,410         526,352         459,143
                                                    ------------    ------------    ------------    ------------
                                                       8,746,713       6,935,961      23,541,688      20,960,946
                                                    ------------    ------------    ------------    ------------

Operating income                                       1,335,128       1,536,058       3,321,127       3,350,671

Interest expense                                         564,710         478,962       1,500,472       1,406,073
                                                    ------------    ------------    ------------    ------------

Income before minority interests and income taxes        770,418       1,057,096       1,820,655       1,944,598
Minority interests                                       290,446        (204,303)        121,693        (486,469)
Income taxes                                            (423,845)       (354,006)       (776,302)       (607,371)
                                                    ------------    ------------    ------------    ------------

Net income                                          $    637,019    $    498,787    $  1,166,046    $    850,758
                                                    ============    ============    ============    ============

Net income per common and equivalent
share                                               $       0.04    $       0.03    $       0.08    $       0.06
                                                    ============    ============    ============    ============

Number of common and equivalent
shares                                                13,413,664      13,013,372      13,257,677      12,890,033
                                                    ============    ============    ============    ============

                 See notes to consolidated financial statements

                        ILX INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine months ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1997           1996
                                                                                    -----------    -----------
Cash flows from operating activities:
    Net income                                                                      $ 1,166,046    $   850,758
Adjustments to reconcile net income to net cash provided by operating activities:
    Undistributed minority interest                                                    (121,968)       239,258
    Provision for doubtful accounts                                                     526,352        459,143
    Depreciation and amortization                                                       345,145        543,643
    Deferred income taxes                                                               740,204        735,150
    Amortization of guarantee fees                                                       67,150         56,300
    Gain on settlement of liability                                                     (98,705)          --
Change in assets and liabilities:
    Decrease in resort property held for timeshare sales                              1,182,760        485,381
    Additions to resort property under development                                     (518,127)       (65,269)
    Increase in land held for sale                                                       (3,572)        (2,309)
    Increase in other assets                                                           (174,637)      (198,852)
    Decrease in accounts payable                                                       (390,843)      (141,757)
    Increase (decrease) in accrued and other liabilities                                487,323        (15,841)
    Decrease in Genesis funds certificates                                              (17,174)      (175,171)
    Decrease in due to affiliates                                                       (98,379)      (240,863)
                                                                                    -----------    -----------
Net cash provided by operating activities                                             3,091,575      2,529,571
                                                                                    -----------    -----------
Cash flows from investing activities:
    (Increase) decrease in deferred assets                                              (67,617)        66,050
    Purchases of plant and equipment                                                   (492,988)      (242,465)
    Notes receivable, net                                                            (4,554,967)    (3,123,123)
                                                                                    -----------    -----------
Net cash used in investing activities                                                (5,115,572)    (3,299,538)
                                                                                    -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                                       6,208,386      4,181,139
    Principal payments on notes payable                                              (4,374,662)    (3,826,898)
    Principal payments on notes payable to affiliates                                  (202,181)      (339,350)
    Distributions to minority partners                                                 (960,000)      (720,000)
    Proceeds from issuance of common stock                                               96,125        423,875
    Acquisition of treasury stock                                                          (563)          --
    Redemption of preferred stock                                                          --          (12,000)
    Preferred stock dividend payments                                                   (47,894)       (47,971)
                                                                                    -----------    -----------
Net cash provided by (used in) financing activities                                     719,211       (341,205)
                                                                                    -----------    -----------
Net decrease in cash and cash equivalents                                            (1,304,786)    (1,111,172)
Cash and cash equivalents at beginning of period                                      3,523,047      3,746,518
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $ 2,218,261    $ 2,635,346
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and nine month periods ended September 30, 1997 and 1996, the Company paid interest and income taxes and capitalized interest to resort property under development as follows:

                                 Three Months Ended         Nine Months Ended
                                     September 30,             September 30,
                                     -------------             -------------
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------

Interest                       $  627,079   $  497,975   $1,546,751   $1,376,891
Income Taxes                   $     --     $    2,000   $     --     $    2,000
Interest Capitalized           $   54,020   $   19,859   $  140,006   $   53,958

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

                 Increase in notes payable         $ 2,400,000
                 Decrease in accrued liabilities    (2,214,622)
                 Increase in notes receivable         (284,083)
                 Gain on settlement                     98,705
                                                   -----------
                                                   $         0
                                                   ===========

In June 1997, the Company entered into an agreement with one of its timeshare lenders whereby the Company may borrow up to $5 million against consumer notes from sales of timeshare interests in Kohl's Ranch Lodge and, in addition, whereby the Company in July 1997 borrowed $1.5 million, secured by a first position deed of trust on Kohl's Ranch Lodge. The existing first deed of trust on Kohl's Ranch Lodge of $444,500 was repaid in full in conjunction with the new financing. The $1.5 million borrowing bears interest at prime plus 4%, interest payable monthly and principal payable through release payments as timeshare interests are sold, with a minimum principal payment of $80,000 due per quarter, and the balance due in full June 27, 2000. Borrowings against the $5 million commitment for timeshare paper bear interest at prime plus 3.25% and are secured by the consumer notes.

In July 1997, the Company borrowed $598,500 from one of its timeshare lenders to purchase 285 timeshare interests in Los Abrigados Resort & Spa. The interests were acquired for approximately $567,000, including closing costs, under an option agreement whereby the Company had both the option and under certain circumstances the obligation to purchase up to 667 intervals at a cost of $2,100 per interval. The July purchase was made at a negotiated rate that was less than the amount specified in the option agreement. Following this transaction, 107 intervals remain subject to the option. The borrowing is secured by the 285 intervals and bears interest at prime plus 4%, with a 13% maximum rate. Interest is payable monthly and principal is payable in quarterly installments of $25,000 through September 2000.

In September 1997, the Company borrowed an additional $800,000 from the first mortgage holder on the Los Abrigados Resort & Spa and extended the maturity date of the borrowing to April 1999.

During the third quarter of 1997, the Company borrowed $1,309,269 on its $6,550,000 construction financing commitment for the Varsity Clubs of America - Tucson facility, bringing the balance outstanding on the loan to $1,609,269 at September 30, 1997.

During the first nine months of 1997, the Company borrowed $1,651,427 against consumer notes receivable and also borrowed on its lines of credit, of which $200,000 was outstanding at September 30, 1997.

During the second quarter of 1997, property and equipment of $97,181 was leased and a vehicle was financed for $29,450.


Note 3 - Notes Payable to Affiliates

In July 1997, the Company issued 184,000 shares of its restricted common stock, which were subsequently registered with the Securities and Exchange Commission, in exchange for a $230,000 note payable to an affiliate. In conjunction with the exchange, 100 timeshare intervals in Los Abrigados Resort & Spa, which secured the note, were released.

In August 1997, the Company acquired the Class B Limited Partnership Interest in LAP, effective as of January 1, 1997, for a purchase price of $2,920,000, consisting of cash payments of $820,000, the issuance of 100,000 shares of the Company's common stock valued at $1.25 per share and the issuance of promissory notes in the amount of $1,300,000 and $675,000. The $1,300,000 note payable, secured by the Company's 10% Class B Limited Partnership Interest in Los Abrigados, bears interest at 8%, with principal of $100,000 payable on or before January 1, 1998 and principal and interest payable in annual installments of $200,000 commencing July 31, 1998, with any unpaid principal and interest due July 31, 2002. Interest from August 8, 1997 through January 1, 1998 will be added to principal on December 31, 1997. The $675,000 note payable, secured by the Company's 11.5% Class B Limited Partnership Interest in Los Abrigados, bears interest at 8%, with principal and interest payable in annual installments of $100,000 commencing July 31, 1998, with any unpaid principal and interest due July 31, 2002. The purchase was recorded as follows:

             Increase in notes payable to affiliates   $ 1,975,000
             Issuance of common stock                      125,000
             Increase in other assets                     (306,392)
             Decrease in minority interest              (2,613,608)
                                                       -----------
             Issuance of cash payments                 $  (820,000)
                                                       ===========


Note 4 - Shareholders' Equity

During the first nine months of 1997, holders of 11,334 shares of Series C Preferred Stock exchanged their shares for 18,890 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $31,282. Shares of stock valued at $3,966 and cash of $16 were issued in the first nine months of 1997 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the first nine months of 1997.

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

Effective January 1, 1997, the Company entered into a one-year consulting agreement for financial and business advisory services, subject to extension on a month-to-month basis at the option of the Company. In exchange for the services to be provided, the Company granted options for up to 500,000 shares of common stock exercisable over a one-year period, provided that certain options were exercised prior to June 30, 1997. Also effective January 1, 1997, the Company entered into a separate consulting agreement through June 1997. In exchange for the services to be provided under this agreement, the Company granted options for 500,000 shares of common stock at $1.25 per share, exercisable through June 1997. The obligations to fulfill such options under both agreements were assumed by an affiliate of the Company effective January 1, 1997. All such options expired without exercise on June 30, 1997.

In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment banker and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX issued 60,000 shares of ILX common stock on August 1, 1997 and will issue an additional 60,000 shares on February 1, 1998. The shares issued and to be issued have been valued at $112,500, and are being amortized over a twelve-month period. $28,125 has been expensed through September 30, 1997. In accordance with the terms of the agreement, ILX has registered with the Securities and Exchange Commission the shares issued in August and will likewise cause the shares to be issued in February to be so registered. The parties intend for the agreement to remain in effect for a minimum of one year.


Note 5 - Subsequent Events

In October 1997, the Company made a bid to acquire an approximate 5/8 undivided interest in the common areas of and all of the undeveloped and unsold portions of the Roundhouse Resort, an existing 59-unit resort with five acres of developable land located in Pinetop/Lakeside, Arizona. The Company's bid has been approved by the United States Bankruptcy Court for the District of Arizona, with the closing expected in mid-November. The bid price is $700,000, to consist of $525,000 in cash and $175,000 in stock valued at the market price on the closing date.

                                ILX INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Sales of timeshare interests were 28.1% and 17.6% greater for the three and nine months ended September 30, 1997, respectively, than for the same periods in 1996. The increases reflect greater sales from the Sedona and South Bend Sales Offices, sales to customers already owning interests in ILX resorts, and the opening of sales offices in Tucson and the Phoenix metropolitan area, net of reduced sales from the Kohl's Ranch Sales Office for the first six months of 1997.

The increase in sales to existing ILX owners in 1997 reflects an expanded marketing program whereby owners are offered the opportunity to upgrade their ownership to a larger size unit, to exchange their ownership to a different resort, and/or to purchase additional time. As a result of the increased marketing efforts to existing customers, revenue increased to approximately $528,000 in 1997 from $202,000 in 1996 for the third quarter, and to $2,232,000
from  $703,000  for  the  nine  months  ended   September  30,  1997  and  1996,
respectively.

Sales of timeshare interests from the Sedona Sales Office increased approximately $395,000 and $659,000 for the three and nine months ended September 30, 1997 from the same periods in 1996 due to increases in prices and a greater number of timeshare tours, and in the first and third quarters of 1997, increased closing rates (number of timeshare sales divided by number of timeshare tours).

Sales of timeshare interests in Varsity Clubs of America - Notre Dame were $2,507,980 and $1,823,887 and $5,726,925 and $3,879,491 for the three and nine months ended September 30, 1997 and 1996, respectively. In 1997, approximately $3,904,000 in Varsity Clubs of America - Notre Dame sales were generated from the South Bend Sales Office, $1,779,000 from the Sedona Sales Office, which commenced offering interests in Varsity Clubs of America - Notre Dame in June 1996 and $44,000 from the Tucson Sales Office, which opened in August 1997. Sales of Varsity Clubs of America - Notre Dame in the first six months of 1996 were primarily from the South Bend Sales Office. The increase in 1997 sales from the South Bend Sales Office reflects higher closing rates and increased prices.

Sales of timeshare interests in Kohl's Ranch increased approximately $112,000 in the third quarter of 1997 from the third quarter of 1996, reflecting increased prices, net of a reduced closing rate. Sales decreased approximately $306,000 for the nine months ended September 30, 1997 from the same period in 1996 as a result of lower closing rates and a lower number of timeshare tours, which in part were offset by increased prices. Second and third quarter 1997 sales include $109,395 in sales of Kohl's Ranch interests from a sales office opened on a trial basis in the Phoenix metropolitan area in late April 1997. The office was not retained beyond the trial period (April - July 1997) due to high marketing costs and low closing rates.

In late August 1997, the Tucson Sales Office opened and began selling timeshare interests in Los Abrigados Resort & Spa, Varsity Clubs of America - Notre Dame and Kohl's Ranch Lodge. Sales from this office were $240,730 for the third quarter of 1997.

The increase in cost of timeshare interests sold as a percentage of sales between years reflects an adjustment to the estimated cost of Los Abrigados interests in 1996.

The decreases in resort operating revenue for both the third quarter and the nine months ended September 30, 1997 from the same periods in 1996 reflect: at Los Abrigados Resort & Spa, increased occupancy by timeshare owners and exchange guests, who pay substantially lower rates than resort guests, reduced food and beverage revenue from these guests, net of increased average daily rates; increased occupancy and average daily rates for both Varsity Clubs of America - Notre Dame and Kohl's Ranch; and revenue from Lomacasi Cottages, which was acquired on March 1, 1996. The increased usage of Los Abrigados Resort & Spa by timeshare owners and exchange guests in 1997 reflects in part differences in timing of usage as well as the increasing number of timeshare owners. The increased occupancy at Varsity Clubs of America - Notre Dame and Kohl's Ranch reflects the maturing of operations at these properties, both of which opened during 1995.

Cost of resort operations as a percentage of resort operating revenue is comparable between periods for the nine months ended September 30, 1997. The increase in cost of resort operations as a percentage of resort operating revenue for the third quarter of 1997 from the same period in 1996 reflects a change in estimated depreciation expense in 1996. 1997 costs for Varsity Clubs of America - Notre Dame and Kohl's Ranch as a percentage of revenue are lower than 1996 due to increased occupancy and average daily rate. 1997 Los Abrigados costs as a percentage of revenue are higher than 1996 due to increased occupancy by timeshare owners, who pay a lower rate for their usage.

The decrease in sales of land and other and the related cost of sales for the nine months ended September 30, 1997 reflects the sale of a parcel of land held by Genesis in the second quarter of 1996. Sales are comparable for the three months ended September 30, 1997 and 1996.

The increase in interest income from 1996 to 1997 is a result of the increased consumer paper retained by the Company and an increase in interest rates charged by the Company effective July 1997. The Company hypothecates (borrows against) the majority of its retained paper.

Advertising and promotion as a percentage of sales has increased for both the third quarter and nine months ended September 30, 1997 from the same periods in 1996 due to increased costs of generating tours to the Arizona sales offices in 1997, a low closing rate in the trial Phoenix office in 1997, a lower closing rate at the Kohl's Ranch Sales Office in 1997 than 1996, the opening of the Tucson Sales Office in 1997, and due to the recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption. Increases in costs of generating tours in 1997 is due in part to the trial of several new marketing strategies which were determined not to be cost effective and therefore terminated in July and August 1997.

General and administrative expenses are comparable between years for the nine months ended September 30, 1997 and 1996. General and administrative expenses are lower as a percentage of revenue in the third quarter of 1997 than for the same period in 1996 due to the recognition in 1997 of a $114,929 gain resulting from the settlement of accrued liabilities and the purchase of assets from an affiliate at less than the recorded amount.

The increase in the provision for doubtful accounts for the third quarter of 1997 from same period in 1996 reflects an adjustment to the provision in 1996 based on the expected performance of the portfolio of consumer paper, both sold and unsold. The provision for doubtful accounts is comparable as a percentage of sales of timeshare interests for the nine months ended September 30, 1997 and 1996.

Interest expense is comparable between periods and reflects increased borrowings against consumer paper retained by the Company, borrowings against resort property held for sale and debt issued in exchange for the purchase of LAP minority interest, net of payments.

The decrease in minority interests from 1996 to 1997 reflects the purchase by the Company of the minority interest in LAP effective January 1, 1997. 1997 minority interest consists of operating losses of Lomacasi Cottages, which was acquired March 1, 1996 and the minority interest in operating losses of Sedona Worldwide Incorporated commencing January 1, 1997.

ILX Incorporated intends from time to time to utilize the trade names and/or marks "ILX Resorts" and "ILX Resorts Incorporated."

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise because it finances consumer purchases of timeshare interests. The Company addresses such liquidity needs through the sale and/or hypothecation of the consumer notes it generates. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of interval interests in Los Abrigados Resort & Spa can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of notes from sales of interests in Los Abrigados Resort & Spa of at least $5 million through 1997. At September 30, 1997, approximately $2.2 million is available under the fixed commitment line and a minimum of $2.4 million is expected to be available on the open-ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of interval interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - Notre Dame, and $2.2 million against conforming notes from sales of interval interests in Golden Eagle Resort through March 1998. Approximately $900,000 was available under these commitments at September 30, 1997.

The Company has a $10 million open ended financing arrangement whereby the Company may sell eligible notes received from sales of timeshare interests in Varsity Clubs of America - Notre Dame on a recourse basis. Approximately $3.5 million was available under this commitment at September 30, 1997.

The Company has financing commitments whereby it may borrow up to $5 million against conforming notes received from sales of timeshare interests in Kohl's Ranch through March 1998 and $5 million through June 2000. Approximately $2.2 million was available on the first commitment and $5 million on the second commitment at September 30, 1997.

The Company will continue to retain certain non-conforming notes which have one to two year terms or which do not otherwise meet existing financing criteria, and finance these notes through internal funds. The Company will pursue additional credit facilities to finance conforming and non-conforming notes as the need for such financing arises.

The Company has a $500,000 line of credit each from two financial institutions. At September 30, 1997, $800,000 was available for working capital.

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

In July 1997, the Company borrowed $1.5 million, secured by a first position deed of trust on Kohl's Ranch Lodge. The funds were used to repay the prior first deed of trust of $444,500, and the balance for working capital.

In July 1997, the Company acquired 285 timeshare interests in Los Abrigados Resort & Spa for approximately $567,000. The purchase of the intervals was financed by a $598,500 borrowing from one of the Company's timeshare lenders, and is secured by the intervals acquired.

In August and September 1997, the Company acquired the Class B Limited Partnership Interests in Los Abrigados for $820,000 cash, 100,000 shares of the Company's common stock valued at $1.25 per share and notes payable totaling $1,975,000 secured by the Company's interest in LAP. The Company borrowed an additional $800,000 from the first mortgage holder on Los Abrigados to finance the acquisition.

During the third quarter of 1997, the Company borrowed $1,309,268 on its construction financing commitment for the Varsity Clubs of America - Tucson facility.

Cash provided by operating activities increased from $2,529,571 in 1996 to $3,091,575 in 1997 due to greater net income and an increase in accrued liabilities, offset by additions to resort property under development in 1997 and greater additions to resort property held for timeshare sales in 1996.

The increase in cash used in investing activities from $3,299,538 in 1996 to $5,115,572 in 1997 reflects primarily an increase in consumer notes retained by the Company and an increase in purchases of plant and equipment.

The change from cash used in financing activities in 1996 of $341,205 to cash provided by financing activities in 1997 of $719,211 reflects greater borrowings in 1997.

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

Reports on Form 8-K
-------------------

     (b)

     (i) The Company filed with the Securities and Exchange Commission a report on Form 8-K dated August 22, 1997, which disclosed the following:

     Item 5.  Other Events.

         On August 29, 1997, ILX Incorporated ("ILX") and Alan R. Mishkin ("Mishkin") entered into an Agreement for Transfer of Limited Partnership Interest (the "Mishkin Agreement").

         Under the terms of the Mishkin Agreement, ILX is to purchase from Mishkin all of Mishkin's Class B Limited Partnership Interest (the "Mishkin LAP Interest") in Los Abrigados Limited Partners Partnership, an Arizona limited partnership ("LAP"). For accounting certainty, the parties have agreed that the transfer of the Mishkin LAP Interest shall have an effective date of January 1, 1997. In consideration for the transfer of the Mishkin LAP Interest, ILX shall pay to Mishkin $720,000 upon closing, and shall deliver a promissory note in the amount of $675,000 (the "Mishkin Note"). In addition, ILX shall issue to Mishkin 100,000 shares of common stock of ILX. Closing under the Mishkin Agreement is scheduled to occur on or before September 28, 1997.

         When issued, the Mishkin Note will be payable in annual installments of $100,000 (inclusive of principal and interest), payable on July 31 of each year beginning July 31, 1998. The entire unpaid principal balance of the Mishkin Note and accrued and unpaid interest, if any, is payable on July 31, 2002. ILX's obligations under the Mishkin Note are secured by a Security Agreement covering the Mishkin LAP Interest (the "Mishkin Security Agreement").

         The above descriptions are qualified in their entirety by reference to the Mishkin Agreement, Mishkin Note and Mishkin Security Agreement attached as Exhibits 10A, 10B and 10C, respectively, of this Form 8-K.

         On August 22, 1997, ILX purchased from Martori Enterprises Incorporated ("MEI"), all of MEI's Class B Limited Partnership Interest in LAP (the "MEI LAP Interest"). The purchase was consummated pursuant to an Agreement for Transfer of Limited Partnership Interest (the "MEI Agreement"). In consideration for transfer of the MEI LAP Interest, ILX paid to MEI $100,000, and issued a promissory note in the amount of $1,300,000 (the "MEI Note"). The MEI Note is payable by an installment of $100,000 (inclusive of principal and interest) on January 1, 1998, and by equal annual installments of $200,000 (inclusive of principal and interest) payable on July 31 of each year, beginning July 31, 1998. The entire unpaid principal balance of the MEI Note and accrued and unpaid interest, if any, is payable on July 31, 2002. ILX's obligations under the MEI Note are secured by a Security Agreement covering the MEI LAP Interest (the "MEI Security Agreement").

         The MEI Agreement and the transactions contemplated thereby are subject to rescission by ILX at any time prior to the close of business on October 15, 1997, if ILX has not acquired the Mishkin LAP Interest by that date. ILX anticipates that it will not exercise this rescission right.

         The above descriptions are qualified in their entirety by reference to the MEI Agreement, the MEI Note and the MEI Security Agreement attached as Exhibits 10D, 10E and 10F, respectively, of this Form 8-K.

     (ii)The Company filed with the Securities and Exchange Commission a report on Form 8-K dated September 22, 1997, which disclosed the following:

     Item 5.  Other Events.

         On September 22, 1997, ILX Incorporated ("ILX") filed a No Action Letter Request (the "Request") with the Securities and Exchange Commission (the "SEC"). ILX seeks an opinion from the SEC regarding ILX's proposal to transfer common stock of its subsidiary, Sedona Worldwide incorporated, formerly Red Rock Collection Incorporated, ("Sedona") to the holders of ILX's common stock on a prorata basis. ILX seeks to conduct the transfer as a taxable dividend without registration of the Sedona common stock under the Securities Act of 1933.

         Prior to conducting the payment of the stock dividend to ILX's shareholders, ILX would cause Sedona to undertake a stock split so that Sedona would have 4,000,000 issued and outstanding shares of common stock. Thereafter, ILX would transfer a total of twenty percent of the Sedona common stock to Todd Fisher and to a trust held by celebrity Debbie Reynolds in connection with Personal Services Agreements that Mr. Fisher and Ms. Reynolds entered with ILX and Sedona. Under those Agreements, Mr. Fisher and Ms. Reynolds have agreed, among other things, that Ms. Reynolds will endorse the Red Rock Collection line of face, body, bath and hair care products. (ILX contemplated merging Red Rock Collection with another wholly owned subsidiary, which then was named Sedona Worldwide Incorporated, with the intention that the resulting corporation would fulfill the obligations under the Personal Service Agreements. Instead, on September 19, 1997, ILX elected to and did change Red Rock Collection's name to Sedona Worldwide Incorporated and changed the name of the original Sedona Worldwide Incorporated to SW Resorts Incorporated. Accordingly, Sedona will continue to benefit from and be subject to the obligations contained in the Personal Service Agreements and Sedona holds all the assets and liabilities of Red Rock Collection. ILX will continue to hold SW Resorts Incorporated as a wholly owned subsidiary.)

         In connection with the dividend payment of Sedona common stock to ILX's common shareholders, ILX's board of directors will establish a record date when and as the board deems appropriate. The record date will determine the identity of the ILX common shareholders who will be entitled to receive the dividend of Sedona's common stock when the subject shares are transferred. In connection with the stock transfer, ILX proposes to place the Sedona common stock in escrow until the stock may be transferred to the identified ILX shareholders pursuant to the state laws of the states in which the such ILX shareholders reside. The determination of when such transfers may be undertaken in compliance with any applicable state law will be made by ILX's board of directors on advice of ILX's counsel. The transfers are proposed to take place on a state-by-state basis when and as ILX's board on advice of counsel determines that an exemption from registration is available under such state laws or ILX otherwise qualifies the shares for transfer to the appropriate ILX shareholders.

         The above description of the Request and the proposed transfer of Sedona common stock is qualified in its entirety by reference to the Request, which is attached as Exhibit 10A.

     Item 7.  Financial Statements and Exhibits.

         The Exhibits required by Item 601 of Regulation S-K have been supplied as follows:

     Exhibit
     Numbers                        Description of Exhibit                                                               Page No.
     ----------------------------------------------------------------------------------------------------------------------------
         10A                        Mishkin Agreement                                                                          4
         10B                        Form of Mishkin Note                                                                      14
         10C                        Form of Mishkin Security Agreement                                                        16
         10D                        MEI Agreement                                                                             21
         10E                        MEI Note                                                                                  29
         10F                        MEI Security Agreement                                                                    31
         10A                        No Action Letter Request                                                                   4

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ILX INCORPORATED
                                  (Registrant)




                              /S/ Joseph P. Martori
                         -------------------------------
                                Joseph P. Martori
                             Chief Executive Officer





                               /S/ Nancy J. Stone
                         -------------------------------
                                 Nancy J. Stone
                                   President/
                             Chief Financial Officer





                               /S/ Denise L. Janda
                         -------------------------------
                                 Denise L. Janda
                          Vice President and Controller









Date:  As of October 31, 1997

                                  EXHIBIT INDEX

No.               Description
---               -----------

10-1 Third Amendment to Loan and Security Agreement between Tammac Financial Corp. and ILX Incorporated dated as of August 25, 1997 (Kohl's Ranch).

10-2 Fourth Modification Agreement ($5,000,000) between Bank One, Arizona, NA and Los Abrigados Partners Limited Partnership dated September 3, 1997 (additional advance).
                                       16