Form 10-Q/A
period 1997-09-30
ILX RESORTS INC
filed 1998-02-12
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For The Quarter Ended September 30, 1997        Commission File Number 001-13855
                      ------------------                               ---------


                            ILX RESORTS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                      86-0564171
-------------------------------             ------------------------------------
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

                                ILX INCORPORATED

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as follows:

         Part I, Items 1 and 2 are hereby amended to read in their entirety, as follows:

                                     Part I

Item 1.    Financial Statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,           December 31,
                                                                                                1997                   1996
                                                                                                ----                   ----
                                                                                             (Unaudited)
Assets
     Cash and cash equivalents                                                            $      2,218,261       $      3,523,047
     Notes receivable, net                                                                      15,933,418             11,745,720
     Resort property held for Vacation Ownership Interest sales                                 14,230,827             15,247,587
     Resort property under development                                                           1,727,833              1,209,706
     Land held for sale                                                                          1,551,065              1,547,493
     Deferred assets                                                                               313,813                313,346
     Property and equipment, net                                                                 5,182,104              4,877,467
     Deferred income taxes                                                                         764,449              1,178,653
     Other assets                                                                                1,938,462              1,631,886
                                                                                          ----------------       ----------------
                                                                                          $     43,860,232       $     41,274,905
                                                                                          ================       ================

Liabilities and Shareholders' Equity
     Accounts payable                                                                     $      1,919,757       $      2,310,600
     Accrued and other liabilities                                                               2,976,446              4,658,222
     Due to affiliates                                                                              41,336                139,715
     Notes payable                                                                              19,250,677             14,867,096
     Notes payable to affiliates                                                                 3,110,106              1,567,287
                                                                                          ----------------       ----------------
                                                                                                27,298,322             23,542,920
                                                                                          ----------------       ----------------

Minority Interests                                                                                      --              2,556,865
                                                                                          ----------------       ----------------

Shareholders' Equity (Note 1)
     Preferred stock, $10 par value;  10,000,000 shares authorized;  380,468 and
       392,109  shares  issued  and  outstanding;   liquidation   preference  of
       $3,804,680 and $3,921,090, respectively                                                   1,384,891              1,419,243

     Common stock, no par value; 30,000,000 shares authorized; 2,692,433 and
       2,604,858 shares issued and outstanding                                                  10,275,111              9,788,738

     Treasury stock, at cost, 6,100 and 6,000 shares, respectively                                 (37,099)               (36,536)

     Additional paid in capital                                                                     79,450                 78,300

     Retained earnings                                                                           4,859,557              3,925,375
                                                                                          ----------------       ----------------
                                                                                                16,561,910             15,175,120
                                                                                          ----------------       ----------------
                                                                                          $     43,860,232       $     41,274,905
                                                                                          ================       ================

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended                        Nine months ended
                                                               September 30,                             September 30,
                                                               -------------                             -------------
                                                         1997                  1996                1997                 1996
                                                         ----                  ----                ----                 ----

Timeshare revenues:
     Sales of Vacation Ownership Interests          $     6,812,548     $      5,480,153      $    17,750,423      $     15,270,596
     Resort operating revenue                             2,770,829            2,713,317            8,000,593             7,996,778
     Interest income                                        414,482              248,532              973,236               712,628
                                                    ---------------     ----------------      ---------------      ----------------
         Total timeshare revenues                         9,997,859            8,442,002           26,724,252            23,980,002
                                                    ---------------     ----------------      ---------------      ----------------

Cost of sales and operating expenses
     Cost of Vacation Ownership Interests sold              852,314              669,884            2,369,296             2,311,644
     Cost of resort operations                            2,672,365            2,598,017            7,938,745             7,924,836
     Sales and marketing                                  4,095,069            2,876,500           10,237,066             7,817,019
     General and administrative                             703,731              653,594            2,003,106             1,613,644
     Provision for doubtful accounts                        208,759               36,410              526,352               459,143
     Depreciation and amortization                          137,494               70,396              345,145               543,643
                                                    ---------------     ----------------      ---------------      ----------------
         Total cost of sales and operating
           expenses                                       8,669,732            6,904,801           23,419,710            20,669,929
                                                    ---------------     ----------------      ---------------      ----------------

Timeshare operating income                                1,328,127            1,537,201            3,304,542             3,310,073
                                                    ----------------    ----------------      ---------------      ----------------

Land and other business
     Sales of land and other                                 12,982               30,017               67,563               331,615
     Cost of land sold and other                              5,981               31,160               50,978               291,017
                                                    ---------------     ----------------      ---------------      ----------------

Income (loss) from land and other business                    7,001               (1,143)              16,585                40,598
                                                    ---------------     -----------------     ---------------      ----------------

Total operating income                                    1,335,128            1,536,058            3,321,127             3,350,671

Interest expense                                            564,710              478,962            1,500,472             1,406,073
                                                    ---------------      ---------------      ---------------     -----------------

Income before minority interests and
income taxes                                                770,418            1,057,096            1,820,655             1,944,598
Minority interests                                           (9,554)            (204,303)            (178,307)             (486,469)
Income taxes                                               (303,845)            (354,006)            (656,302)             (607,371)
                                                    ----------------    -----------------   ------------------     -----------------

Net income                                          $       457,019     $        498,787      $       986,046      $        850,758
                                                    ===============     ================      ===============      ================

Net income per common and equivalent share
                                                    $          0.17     $           0.19      $         0.37       $           0.33
                                                    ===============     ================      ==============       ================

Number of common and equivalent shares
                                                          2,682,732            2,602,674            2,651,535             2,578,007
                                                    ===============     ================      ===============      ================

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine months ended
                                                                                                         September 30,
                                                                                                         -------------
                                                                                                  1997                   1996
                                                                                                  ----                   ----
Cash flows from operating activities:
    Net income                                                                             $        986,046        $        850,758
    Adjustments to reconcile net income to net cash provided by operating activities:
      Undistributed minority interest                                                               178,032                 239,258
      Provision for doubtful accounts                                                               526,352                 459,143
      Depreciation and amortization                                                                 345,145                 543,643
      Deferred income taxes                                                                         414,204                 735,150
      Amortization of guarantee fees                                                                 67,150                  56,300
      Change in assets and liabilities:
        Decrease in resort property held for Vacation Ownership Interest sales                    1,016,760                 485,381
        Additions to resort property under development                                             (518,127)                (65,269)
        Increase in land held for sale                                                               (3,572)                 (2,309)
        Increase in other assets                                                                    (11,637)               (198,852)
        Decrease in accounts payable                                                               (390,843)               (141,757)
        Increase (decrease) in accrued and other liabilities                                        455,444                (191,012)
        Decrease in due to affiliates                                                               (98,379)               (240,863)
                                                                                           -----------------        ----------------
Net cash provided by operating activities                                                         2,966,575               2,529,571
                                                                                           -----------------       ----------------
Cash flows from investing activities:
    (Increase) decrease in deferred assets                                                          (67,617)                 66,050
    Purchases of plant and equipment, net                                                          (492,988)               (242,465)
    Notes receivable, net                                                                        (4,429,967)             (3,123,123)
    Net cash paid for minority interest                                                            (820,000)                     --
                                                                                           -----------------       ----------------
Net cash used in investing activities                                                            (5,810,572)             (3,299,538)
                                                                                           -----------------       -----------------
Cash flows from financing activities:
    Proceeds from notes payable                                                                   6,208,386               4,181,139
    Principal payments on notes payable                                                          (4,374,662)             (3,826,898)
    Principal payments on notes payable to affiliates                                              (202,181)               (339,350)
    Distributions to minority partners                                                             (140,000)               (720,000)
    Proceeds from issuance of common stock                                                           96,125                 423,875
    Acquisition of treasury stock                                                                      (563)                     --
    Redemption of preferred stock                                                                        --                 (12,000)
    Preferred stock dividend payments                                                               (47,894)                (47,971)
                                                                                           -----------------       -----------------
Net cash provided by (used in) financing activities                                               1,539,211                (341,205)
                                                                                           -----------------       -----------------
Net decrease in cash and cash equivalents                                                        (1,304,786)             (1,111,172)
Cash and cash equivalents at beginning of period                                                  3,523,047               3,746,518
                                                                                           -----------------       ----------------
Cash and cash equivalents at end of period                                                 $      2,218,261        $      2,635,346
                                                                                           =================       ================

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities
---------------------------------------------------

The Company's significant business activities include developing, operating, marketing and financing Vacation Ownership Interests in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Effective in the third quarter of 1994, the Company expanded its operations to include marketing of skin and hair care products which are not considered significant to resort operations.

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

The consolidated financial statements include the accounts of ILX Resorts Incorporated and its wholly owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Reverse Stock Split
-------------------

On January 9, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split became effective as of 5:00 p.m. Mountain Standard Time on January 12, 1998. The reverse stock split has been retroactively reflected in the accompanying financial statements.

Revenue Recognition
-------------------

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS No. 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Statements of Cash Flows
------------------------

Cash equivalents are highly liquid investments with an original maturity of three months or less. During the three and nine month periods ended September 30, 1997 and 1996, the Company paid interest and income taxes and capitalized interest to resort property under development as follows:

                                               Three Months Ended                         Nine Months Ended
                                                 September 30,                              September 30,
                                                 -------------                              -------------
                                           1997                 1996                  1997                 1996
                                           ----                 ----                  ----                 ----
Interest                              $       627,079      $     497,975        $     1,546,751       $   1,376,891
Income Taxes                          $            --      $       2,000        $            --       $       2,000
Interest Capitalized                  $        54,020      $      19,859        $       140,006       $      53,958

Reclassifications
-----------------

The financial statements for prior periods have been reclassified to be consistent with the 1997 financial statement presentation.

Note 2 - Notes Payable

In June 1997, the Company negotiated a settlement agreement for the 1996 breach by a timeshare lender of a 1995 management agreement between the lender and the Company. Under the management agreement, the lender committed to advance $3.5 million, but failed to fund $1.1 million of this amount. The settlement agreement provides for repayment of the outstanding advances through a note payable in the amount of $2.4 million. The note bears interest commencing July 1, 1997, at 12% per annum, payable monthly. Commencing July 1, 1998, principal is payable through release payments upon the sale of certain Vacation Ownership Interests. Any outstanding principal and interest is due in full on December 31, 2002. The note is secured by 200,000 shares of ILX stock pledged by an affiliate of the Company, for which the affiliate will receive a guarantee fee. The settlement agreement also includes the termination of the management agreement (which included a profit sharing arrangement), the commitment by the lender to advance an additional $550,000, bringing the total commitment to $6,550,000, for the construction of Varsity Clubs of America - Tucson, as well as a reduction in interest rate to 12% (from 13%) on the Varsity Clubs of America - Tucson construction note, and the addition of a fee of $100 per annual Varsity Clubs of America - Tucson Vacation Ownership Interest sold.

In June 1997, the Company entered into an agreement with one of its timeshare lenders whereby the Company may borrow up to $5 million against consumer notes from sales of Vacation Ownership Interests in Kohl's Ranch Lodge and, in addition, whereby the Company in July 1997 borrowed $1.5 million, secured by a first position deed of trust on Kohl's Ranch Lodge. The existing first deed of trust on Kohl's Ranch Lodge of $444,500 was repaid in full in conjunction with the new financing. The $1.5 million borrowing bears interest at prime plus 4%, interest payable monthly and principal payable through release payments as Vacation Ownership Interests are sold, with a minimum principal payment of $80,000 due per quarter, and the balance due in full June 27, 2000. Borrowings against the $5 million commitment for timeshare paper bear interest at prime plus 3.25% and are secured by the consumer notes.

In July 1997, the Company borrowed $598,500 from one of its timeshare lenders to purchase 285 Vacation Ownership Interests in Los Abrigados Resort & Spa. The Vacation Ownership Interests were acquired for approximately $567,000, including closing costs, under an option agreement whereby the Company had both the option and under certain circumstances the obligation to purchase up to 667 Vacation Ownership Interests at a cost of $2,100 per Interest. The July purchase was made at a negotiated rate that was less than the amount specified in the option agreement. Following this transaction, 107 Vacation Ownership Interests remain subject to the option. The borrowing is secured by the 285 Vacation Ownership Interests and bears interest at prime plus 4%, with a 13% maximum rate. Interest is payable monthly and principal is payable in quarterly installments of $25,000 through September 2000.

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

Note 3 - Notes Payable to Affiliates

In July 1997, the Company issued 36,800 shares of its restricted common stock, which were subsequently registered with the Securities and Exchange Commission, in exchange for a $230,000 note payable to an affiliate. In conjunction with the exchange, 100 Vacation Ownership Interests in Los Abrigados Resort & Spa, which secured the note, were released.

In August 1997, the Company acquired the Class B Limited Partnership Interest in LAP, for a purchase price of $2,920,000, consisting of cash payments of $820,000, the issuance of 20,000 shares of the Company's common stock valued at $6.25 per share and the issuance of promissory notes in the amount of $1,300,000 and $675,000. The $1,300,000 note payable, secured by the Company's 10% Class B Limited Partnership Interest in Los Abrigados, bears interest at 8%, with principal of $100,000 payable on or before January 1, 1998 and principal and interest payable in annual installments of $200,000 commencing July 31, 1998, with any unpaid principal and interest due July 31, 2002. Interest from August 8, 1997 through January 1, 1998 will be added to principal on December 31, 1997. The $675,000 note payable, secured by the Company's 11.5% Class B Limited Partnership Interest in Los Abrigados, bears interest at 8%, with principal and interest payable in annual installments of $100,000 commencing July 31, 1998, with any unpaid principal and interest due July 31, 2002. The purchase was recorded as follows:

             Increase in notes payable to affiliates   $ 1,975,000
             Issuance of common stock                      125,000
             Increase in other assets                       (6,000)
             Decrease in minority interest              (2,914,000)
                                                       -----------
             Issuance of cash payments                 $  (820,000)
                                                       ===========

Note 4 - Shareholders' Equity

During the first nine months of 1997, holders of 11,334 shares of Series C Preferred Stock exchanged their shares for 3,778 shares of common stock. The exchanges were recorded as a reduction in preferred stock and an increase in common stock of $31,282. Shares of stock valued at $3,966 and cash of $16 were issued in the first nine months of 1997 for the Dividend Arrearage due to the holders of Series C Preferred Stock who converted their shares in the first nine months of 1997.

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

During the first six months of 1997, the Company issued to employees in exchange for services provided 14,200 shares of restricted common stock, valued at $39,875.

In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment banker and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX issued 12,000 shares of ILX common stock on August 1, 1997 and will issue an additional 12,000 shares on February 1, 1998. The shares issued and to be issued have been valued at $112,500. In accordance with the terms of the agreement, ILX has registered with the Securities and Exchange Commission the shares issued in August and will likewise cause the shares to be issued in February to be so registered. The parties intend for the agreement to remain in effect for a minimum of one year.

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

                                     Part I

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            ILX RESORTS INCORPORATED

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Reverse Stock Split
-------------------

On January 9, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split became effective as of 5:00 p.m. Mountain Standard Time on January 12, 1998. The reverse stock split has been retroactively reflected in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Results of Operations
---------------------

Sales of Vacation Ownership Interests were 24.3% and 16.2% greater for the three and nine months ended September 30, 1997, respectively, than for the same periods in 1996. The increases reflect greater sales from the Sedona and South Bend Sales Offices, sales to customers already owning Vacation Ownership Interests in ILX resorts, and the opening of sales offices in Tucson and the Phoenix metropolitan area, net of reduced sales from the Kohl's Ranch Sales Office for the first six months of 1997.

The increase in sales to existing ILX owners in 1997 reflects an expanded marketing program whereby owners are offered the opportunity to upgrade their Interest to a larger size unit, to exchange their Interest to a different resort, and/or to purchase additional Vacation Ownership Interests. As a result of the increased marketing efforts to existing customers, revenue increased to approximately $471,000 in 1997 from $202,000 in 1996 for the third quarter, and to $2,175,000 from $703,000 for the nine months ended September 30, 1997 and 1996, respectively.

Sales of Vacation Ownership Interests from the Sedona Sales Office increased approximately $190,000 and $454,000 for the three and nine months ended September 30, 1997 from the same periods in 1996 due to increases in prices and a greater number of timeshare tours, and in the first and third quarters of 1997, increased closing rates (number of Vacation Ownership Interest sales divided by number of timeshare tours).

Sales of Vacation Ownership Interests in Varsity Clubs of America - South Bend were $2,496,990 and $1,823,887 and $5,715,935 and $3,879,491 for the three and nine months ended September 30, 1997 and 1996, respectively. In 1997, approximately $3,904,000 in Varsity Clubs of America - South Bend sales were generated from the South Bend Sales Office, $1,768,000 from the Sedona Sales Office, which commenced offering Interests in Varsity Clubs of America - South Bend in June 1996 and $44,000 from the Tucson Sales Office, which opened in August 1997. Sales of Varsity Clubs of America - South Bend in the first six months of 1996 were primarily from the South Bend Sales Office. The increase in 1997 sales from the South Bend Sales Office reflects higher closing rates and increased prices.

Sales of Vacation Ownership Interests in Kohl's Ranch increased approximately $112,000 in the third quarter of 1997 from the third quarter of 1996, reflecting increased prices, net of a reduced closing rate. Sales decreased approximately $306,000 for the nine months ended September 30, 1997 from the same period in 1996 as a result of lower closing rates and a lower number of timeshare tours, which in part were offset by increased prices. Second and third quarter 1997 sales include $109,395 in sales of Kohl's Ranch Interests from a sales office opened on a trial basis in the Phoenix metropolitan area in late April 1997. The office was not retained beyond the trial period (April - July 1997) due to high marketing costs and low closing rates.

In late August 1997, the Tucson Sales Office opened and began selling Vacation Ownership Interests in Los Abrigados Resort & Spa, Varsity Clubs of America - South Bend and Kohl's Ranch Lodge. Sales from this office were $240,730 for the third quarter of 1997.

Resort operating revenues and cost of resort operations are comparable between the periods presented.

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

Sales and marketing as a percentage of sales of Vacation Ownership Interests has increased for both the third quarter and nine months ended September 30, 1997 from the same periods in 1996 due to increased costs of generating tours to the Arizona sales offices in 1997, a low closing rate in the trial Phoenix office in 1997, a lower closing rate at the Kohl's Ranch Sales Office in 1997 than 1996, the opening of the Tucson Sales Office in 1997, and due to the recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption. Increases in costs of generating tours in 1997 is due in part to the trial of several new marketing strategies which were determined not to be cost effective and therefore terminated in July and August 1997.

The increase in the provision for doubtful accounts for the third quarter of 1997 from same period in 1996 reflects an adjustment to the provision in 1996 based on the expected performance of the portfolio of consumer paper, both sold and unsold. The provision for doubtful accounts is comparable as a percentage of sales of Vacation Ownership Interests for the nine months ended September 30, 1997 and 1996.

Interest expense is comparable between periods and reflects increased borrowings against consumer paper retained by the Company, borrowings against resort property held for Vacation Ownership Interest sales and debt issued in exchange for the purchase of LAP minority interest, net of payments.

General and administrative expenses increased for both the third quarter and nine months ended September 30, 1997 from the same periods in 1996 due to an increase in payroll expense, professional fees and rent expense.

The decrease in minority interests from 1996 to 1997 reflects the purchase by the Company of the minority interest in LAP in August 1997 and reduced Los Abrigados resort income.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs principally arise because it finances consumer purchases of Vacation Ownership Interests. The Company addresses such liquidity needs through the sale and/or hypothecation of the consumer notes it generates. In that regard, the Company has $5 million of credit issued by a financing company under which conforming notes from sales of Vacation Ownership Interests in Los Abrigados Resort & Spa can be sold on a recourse basis through March 1998. In addition, the Company has an open ended arrangement with a finance company which is expected to provide financing of notes from sales of Vacation Ownership Interests in Los Abrigados Resort & Spa of at least $5 million through 1997. At September 30, 1997, approximately $2.2 million is available under the fixed commitment line and a minimum of $2.4 million is expected to be available on the open-ended line. The Company also has financing commitments whereby the Company may borrow up to $2 million against non-conforming notes from sales of Vacation Ownership Interests in Los Abrigados Resort & Spa, Golden Eagle Resort, Kohl's Ranch and Varsity Clubs of America - South Bend, and $2.2 million against conforming notes from sales of Vacation Ownership Interests in Golden Eagle Resort through March 1998. Approximately $900,000 was available under these commitments at September 30, 1997.

The Company has a $10 million open-ended financing arrangement whereby the Company may sell eligible notes received from sales of Vacation Ownership Interests in Varsity Clubs of America - South Bend on a recourse basis. Approximately $3.5 million was available under this commitment at September 30, 1997.

The Company has financing commitments whereby it may borrow up to $5 million against conforming notes received from sales of Vacation Ownership Interests in Kohl's Ranch through March 1998 and $5 million through June 2000. Approximately $2.2 million was available on the first commitment and $5 million on the second commitment at September 30, 1997.

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

In July 1997, the Company acquired 285 Vacation Ownership Interests in Los Abrigados Resort & Spa for approximately $567,000. The purchase of the Vacation Ownership Interests was financed by a $598,500 borrowing from one of the Company's timeshare lenders, and is secured by the Vacation Ownership Interests acquired.

In August 1997, the Company acquired the Class B Limited Partnership Interests in Los Abrigados for $820,000 cash, 20,000 shares of the Company's common stock valued at $6.25 per share and notes payable totaling $1,975,000 secured by the Company's interest in LAP. The Company borrowed an additional $800,000 from the first mortgage holder on Los Abrigados to finance the acquisition.

During the third quarter of 1997, the Company borrowed $1,309,268 on its construction financing commitment for the Varsity Clubs of America - Tucson facility.

Cash provided by operating activities increased from $2,529,571 in 1996 to $2,966,575 in 1997 due to greater net income and an increase in accrued liabilities, offset by additions to resort property under development in 1997 and greater additions to resort property held for Vacation Ownership Interest sales in 1996.

The increase in cash used in investing activities from $3,299,538 in 1996 to $5,810,572 in 1997 reflects an increase in consumer notes retained by the Company, an increase in purchases of plant and equipment and the cash payment of $820,000 in connection with the acquisition of the minority interest in LAP.

The change from cash used in financing activities in 1996 of $341,205 to cash provided by financing activities in 1997 of $1,539,211 reflects greater borrowings in 1997 and a reduction in distributions to minority partners.

Although no assurances can be made, based on the prior success of the Company in obtaining necessary financings for operations and for expansion, the Company believes that with its existing financing commitments, its cash flow from operations and the contemplated financings discussed above, the Company will have adequate capital resources for at least the next twelve to twenty-four months.

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            ILX RESORTS INCORPORATED
                                  (Registrant)




                              /S/ Joseph P. Martori
                         -------------------------------
                                Joseph P. Martori
                             Chief Executive Officer





                               /S/ Nancy J. Stone
                         -------------------------------
                                 Nancy J. Stone
                                    President





                               /S/ Jay R. Hoffman
                         -------------------------------
                                 Jay R. Hoffman
                             Chief Financial Officer






Date:  As of February 11, 1998
                                       13