Form 10-K
period 1997-12-31
ILX RESORTS INC
filed 1998-03-31
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


[X]      Annual Report  Pursuant to Section 13 or 15(d) of the Securities Act of
         1934

         For the fiscal year ended December 31, 1997
                                   -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

         For the transition period from _______________ to _______________

                        Commission File Number 001-13855
                                               ---------

                            ILX RESORTS INCORPORATED

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each Exchange
       Title of Class                                       on which registered
--------------------------------                           ---------------------
Common Stock,  without par value                              American Stock
                                                              Exchange, Inc.

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            Class                                Outstanding at January 31, 1998
-------------------------------                  -------------------------------
Common Stock, without par value                         2,589,373 shares

At January 31, 1998, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing bid price at which such stock was sold, was approximately $9.4 million.

Portions of Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the most recent fiscal year covered by this Form 10-K are incorporated in Part III as set forth in said Part.

                            ILX RESORTS INCORPORATED

                          1997 Form 10-K Annual Report
                                Table of Contents

PART I                                                                                                   3
----------------------------------------------------------------------------------------------------------

   Items 1 and 2.  Business and Properties                                                               3

   Item 3.  Legal Proceedings                                                                           16

   Item 4.  Submission of Matters to a Vote of Security Holders                                         16

PART II                                                                                                 17
----------------------------------------------------------------------------------------------------------

   Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                        17

   Item 6. Selected Financial Data                                                                      17

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations        17

   Item 8. Financial Statements and Supplementary Data                                                  22

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         22

PART III                                                                                                23
----------------------------------------------------------------------------------------------------------

   Item 10. Directors and Executive Officers of the Registrant                                          23

   Item 11. Executive Compensation                                                                      23

   Item 12. Security Ownership of Certain Beneficial Owners and Management                              23

   Item 13. Certain Relationships and Related Transactions                                              23

PART IV                                                                                                 24
----------------------------------------------------------------------------------------------------------

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                             24

                                     PART I


         This Form 10-K contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to finance its operations and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors.

Items 1 and 2. Business and Properties

The Company

         ILX Resorts Incorporated ("ILX or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of four resorts in Arizona, one in Indiana, and one in Colorado, and the Company is constructing a seventh resort in Tucson, Arizona (collectively, the "ILX Resorts"). At December 31, 1997, the ILX Resorts (excluding the Tucson property currently under construction) represented an aggregate of 391 units and 20,171 sold and unsold one-week Vacation Ownership Interests. Upon completion of the Tucson property currently under construction, the Company expects to own an aggregate of 453 units, comprising 23,395 (sold and unsold) one-week Vacation Ownership Interests. The Company also markets additional interests, which consisted, at December 31, 1997, of an aggregate of approximately 84 Vacation Ownership Interests in destination resorts owned by others and located in Florida, Mexico and elsewhere, and the rights to market Vacation Ownership Interests in four destination resorts owned by an unaffiliated third party and located on the island of Kauai, Hawaii (collectively, the "Additional Interests").

         The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 1997, the Company increased the number of ILX Resorts from two to seven, and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 23,479 weeks (including 3,224 under construction at VCA-Tucson and the 84 Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $36.4 million in 1997. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX Resorts and the marketing and sale of Vacation Ownership Interests in these resorts.

         The Company believes it was able to purchase the ILX Resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with Los Abrigados in Sedona, Arizona (175 units), the Kohl's Ranch Lodge in Payson, Arizona (52 units) and, most recently, the Roundhouse Resort in Pinetop/Lakeside, Arizona (59 existing units owned by current owners of Vacation Ownership Interests and planned expansion of approximately 100 units).

         Utilizing management's development expertise, the Company developed and implemented the Varsity Clubs concept. This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations which are accessible to major population centers near prominent colleges and universities. The first Varsity Club, VCA-South Bend, consisting of 62 units, was completed in August 1995 and is located approximately three miles from the University of Notre Dame in South Bend, Indiana. Construction of a second Varsity Club, VCA-Tucson, consisting of 62 planned units, located near the University of Arizona in Tucson, Arizona, is scheduled for completion in April 1998. The scope of the Company's activities since 1991 have enabled the Company's management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company's operating and growth strategies, including property identification and acquisition, property development and rehabilitation, and Vacation Ownership Interest sales and marketing.

         The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty and located within convenient and inexpensive travelling distance from major population centers (currently Phoenix and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. As of December 31, 1997, the Company operated five CARs consisting of 329 units and held 5,355 unsold Vacation Ownership Interests in those CARS. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX Resorts.

         Although purchasers will continue to be able to purchase Vacation Ownership Interests at any individual ILX Resort or an Additional Interest, commencing in 1998, the Company's inventory of CARs will also be marketed through membership interests in its proprietary branded Premiere Vacation Club. The Premiere Vacation Club will offer purchasers a deeded one-week membership interest which may be used at any time between certain specified dates at any one of the ILX Resorts included in the Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts. In addition, Premiere Vacation Club membership interests may be exchanged for a stay at other resorts through the major national exchange networks in which ILX Owners may participate, such as RCI and II. Substantially all of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those to be included in the Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company believes that its Premiere Vacation Club concept will be appealing to customers because of its emphasis on flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities and food and beverage discounts at its participating ILX Resorts).

         In addition to marketing through its Premiere Vacation Club, the Company intends to aggressively pursue the expansion of its proprietary branded Varsity Club concept. The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States. The Company completed construction and commenced operations of its prototype Varsity Club property, VCA-South Bend, located near the University of Notre Dame, in 1995. Construction of a second Varsity Club, VCA-Tucson, located near the University of Arizona in Tucson, Arizona, is expected to be completed in April 1998. The Company intends to develop its Varsity Club properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company. In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban "city club" experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network. The Company believes that Varsity Clubs offer features common to a "city club", including a fitness center, swimming pool, bar, restaurant/ lounge, billiards and large sitting/welcome room. In addition, the Varsity Clubs concept enables the Company to enlarge the Company's target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company's target base of potential purchasers. Varsity Clubs offer a flexible ownership structure which permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for "city club" use. The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those-portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events. The Company also believes that its success in gaining access to alumni and other target potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.

         During 1997, the Company sold 2,512 annual and biennial Vacation Ownership Interests at the ILX Resorts, compared to 2,320 and 2,195 during 1996 and 1995, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $10,994 for an annual interest and $6,506 for a biennial interest, resulting in a weighted average price of $11,963 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 1996 and $11,444 for an annual interest and $6,899 for a biennial interest, resulting in a weighted average price of $12,656 during the year ended December 31, 1997. At December 31, 1997, the Company had an existing inventory of 7,105 unsold Vacation Ownership Interests (including Vacation Ownership Interests in the CARS, VCA-South Bend and the Additional Interests) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to 11,438 (including 3,224 to be constructed at VCA-Tucson) additional Vacation Ownership Interests through 1999 and thereafter at the existing ILX Resorts.

The Resorts

         The table below sets forth certain information, as of December 31, 1997, with respect to the ILX Resorts. The information set forth below does not include the Company's planned expansion of the ILX Resorts or development of additional Varsity Clubs and CARs, except for VCA-Tucson, construction of which has commenced and for which all governmental permits have been obtained. As described in Note 9 of the Notes to Consolidated Financial Statements, all of the Company's resorts are encumbered by one or more deeds of trust.

                                                Size of
                                                Units(2)                               Resort Amenities
                                                --------      ---------------------------------------------------------------
                                                              Restaurant/    Whirlpool/    Swimming   Fitness      Local
Resorts(l)                    Location        S   1BR   2BR     Lounge          Spa          Pool      Center    Amenities(3)
----------                    --------        -   ---   ---   -----------    ----------    --------   -------    ------------
Convenient Access Resorts
Los Abrigados Resort & Spa   Sedona, AZ           158   17        4/1            Y           Y-2         Y       B,BB,BL,
                                                                                                                 D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
The Inn at Los Abrigados     Sedona, AZ       9          1        4/1            Y           Y-2         Y       B,BB,BL,
                                                                                                                 D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
Kohl's Ranch Lodge           Payson, AZ      42     4    6        1/2            Y           Y           Y       B,BB,C,D,
                                                                                                                 F,FW,G,H,
                                                                                                                 Sh,TH,V
Roundhouse Resort            Pinetop/
                             Lakeside, AZ    19    30   10        1/1            Y           Y           Y       C,FW,G,
                                                                                                                 H,MT,SS,
                                                                                                                 TH
Golden Eagle Resort          Estes Park, CO   9    21     3       1/1            Y           Y           N       BL,D,F,
                                                                                                                 FW,G,H,
                                             __   ___   __                                                       Sh,TH
     Total CARs                              79   213   37

Varsity Clubs of America
VCA - South Bend             South Bend, IN   3    54    5        1/1            Y           Y           Y       B,BB,BL,
                                                                                                                 D,G,M,
                                                                                                                 MT,Sh,UC
VCA - Tucson                 Tucson, AZ       4    46   12        1/1            Y           Y           Y       BL,D,G,M,
                                                                                                                 MT,Sh,T,
                                             __   ___   __                                                       UC
     Total Varsity Clubs                      7   100   17
                                             --   ---   --
Total                                        86   313   54
                                             ==   ===   ==

---------------
(1) Information regarding the Additional Interests has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.
(2) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(3) B - Basketball, BB - Bocce Ball, BL - Billiard, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball.

Description of ILX Resorts

         Convenient Access Resorts

         Los Abrigados Resort & Spa. Los Abrigados is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of 175 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges. Los Abrigados offers one- and two-bedroom units, each with a separate living area, bedroom, mini-kitchen and balcony or patio. Twenty suites offer a fireplace and whirlpool spa as well. Nine units offer full kitchenettes. The Los Abrigados resort is designed in Southwestern decor and surrounded by the dramatic red rocks of Oak Creek Canyon. This resort has an onsite sales office.

         Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, tennis courts, sports court, basketball court, bocce ball courts, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is both an II Five-Star and RCI Gold Crown resort.

         As of December 31, 1997, Los Abrigados contained 9,100 Vacation Ownership Interests, of which 2,200 remained available for sale. In addition, the Company has an option to acquire 107 additional Vacation Ownership Interests at this resort. The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados, however, no contracts, rights or commitments exist with respect to any of such opportunities.

         The Inn at Los Abrigados. The Inn at Los Abrigados is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of ten units adjacent to Los Abrigados. The Inn at Los Abrigados consists of the main Morris House and nine bed and breakfast-style units in three buildings situated amidst a former apple orchard. The Morris House includes a multi-level luxury suite sleeping six, and features a sunken living room, full kitchen with dining area, a loft, two full bathrooms and a private backyard with patio and barbecue. The bed and breakfast-style units each feature king beds, a sitting area, microwave, refrigerator, coffee maker, full bath with shower and balcony or patio. Guests of the Inn at Los Abrigados have charge privileges at and full use of all Los Abrigados amenities. The Inn at Los Abrigados is an II Five-Star resort.

         The Company acquired the Inn at Los Abrigados in September 1996 at a purchase price of $750,000 and completed improvements at this resort in the fourth quarter of 1997. The Company will begin marketing an aggregate of 510 Vacation Ownership Interests at this resort in the first quarter of 1998.

         Kohl's Ranch Lodge. Kohl's Ranch is a 10.5 acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world. Kohl's Ranch consists of 52 units. Forty-one of the units are at the main lodge, 8 units consist of one- and two-bedroom cabins along Tonto Creek, and three units are part of a triplex cabin. This resort also has an on-site sales office.

         Kohl's Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children's playground and gazebos and sport court. Kohl's Ranch also includes a freestanding building that contains food and beverage facilities and space for additional retail and other operations. Each unit at the resort is equipped with an air conditioner, telephones, color televisions and mini-kitchenette or full kitchen, and many have a fireplace. In addition, Kohl's Ranch offers a unique pet resort. Kohl's Ranch is an RCI resort.

         As of December 31, 1997, Kohl's Ranch contained 2,704 Vacation Ownership Interests, of which approximately 1,994 were available for sale. In addition, the Company has expansion capabilities at Kohl's Ranch for 12 additional creekside cabin units (624 one-week Vacation Ownership Interests), which it intends to develop in 1998.

         Roundhouse Resort. The Company's recently acquired Roundhouse Resort is located on 9.5 acres in the White Mountains of Northeastern Arizona, approximately 190 miles from Phoenix, Arizona. Roundhouse Resort currently consists of 59 units, all of which existed prior to the Company's acquisition of this resort.

         Amenities at the Roundhouse Resort include a restaurant, lounge and recreation center with indoor pool, racquetball and basketball courts. In addition, the resort is proximate to golf courses, skiing, horseback riding, hiking and other outdoor activities.

At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona's arid lowlands. Roundhouse Resort is an RCI resort.

         As of December 31, 1997, the Roundhouse Resort contained 2,950 one-week Vacation Ownership Interests, all of which were sold by the previous owners of this resort. However, the Company intends to expand this resort through the construction of up to 100 additional units (representing up to 5,200 Vacation Ownership Interests) commencing with 40 units (representing 2,080 Vacation Ownership Interests) in late 1998 or 1999.

         Golden Eagle Resort. The Golden Eagle Resort is a four acre property located in the town of Estes Park, Colorado, within three miles of Rocky Mountain National Park and approximately 70 miles from Denver, Colorado. This resort consists of 33 total units and is bounded generally by undeveloped forested Mountainside land, which offer excellent mountain views from the resort.

         The Golden Eagle Resort is centered around the historic Crag's Lodge, a four-story wood frame building constructed in the early 1900s, which serves as the resort's main lodge. Amenities offered at this resort include a restaurant, bar and library, as well as two other freestanding buildings containing six guest rooms and support facilities. Each unit at Golden Eagle features a fully equipped kitchenette, living and dining areas, television and video cassette player. Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions. Golden Eagle Resort is an RCI resort.

         As of December 31, 1997, the Golden Eagle Resort contained 1,683 one-week Vacation Ownership Interests, of which 651 were available for sale. In addition, the Company owns one unit in a residential duplex adjacent to the property, which is not currently available for sales of Vacation Ownership Interests. The Company intends to construct two additional units at the resort in 1998 or 1999 which would yield an additional 102 Vacation Ownership Interests.

         Varsity Clubs of America

         VCA-South Bend. The Company's first Varsity Clubs facility is an approximately four acre property located approximately three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. The VCA-South Bend offers a total of 62 units, consisting of studio, one- and two-bedroom suites.

         Each one- and two-bedroom suite at VCA-South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa as well as color television with premium movie channels. Common areas at the resort include the Stadium Sports Lounge, featuring a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, outdoor heated pool, bocce ball, children's playground, billiards room, library, gift shop, business center and special events facilities. The Company intends VCA-South Bend to serve as a prototype, subject to modifications and improvements, for the expansion of the Company's Varsity Clubs concept to other suitable locations, with additional modifications made as appropriate to suit local tastes and preferences. VCA-South Bend is an II Five-Star resort.

         As of December 31, 1997, this resort contained 3,224 one-week Vacation Ownership Interests, of which approximately 1,666 were available for sale. The Company anticipates expanding this resort during 1998 by constructing an additional 24 units, thereby adding 1,248 one-week Vacation Ownership Interests.

         VCA-Tucson. The two acre site for the second Varsity Club resort, presently under construction, is in Tucson, Arizona, approximately three miles from the University of Arizona and approximately 110 miles from Phoenix, Arizona. Upon completion, this resort will consist of 62 units. This resort is expected to open in April 1998.

         VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes. Each of the planned one- and two-bedroom suites will feature a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels. Amenities at this resort will include a Sports Lounge designed similar to that at VCA-South Bend, the Twenty-Four Hour Sports Ticker, touchdown breakfast buffet, Joey Pizza (a popular restaurant theme originally introduced at Los Abrigados), billiards room, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children's playground, bocce ball court, business center and special events facilities. VCA-Tucson has been designated an II Five-Star resort.

         Upon its completion, VCA-Tucson will contain approximately 3,224 one-week Vacation Ownership Interests. The Company intends to begin marketing Vacation Ownership Interests at this resort in the second quarter of 1998.

Additional Interests

         In addition to the ILX Resorts, ILX owns or is authorized pursuant to a marketing agreement to sell a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 1997, the Company owned ten Vacation Ownership Interests at the Ventura Resort located in Boca Raton, Florida. Purchasers of Vacation Ownership Interests at Ventura Resort acquire deed and title to a particular unit, which entitles the purchaser to use of the unit and to use the resort's common area during a fixed designated time period. As of December 31, 1997, the Company also owned 38 Vacation Ownership Interests at the Costa Vida Vallarta Resort, located on a private beach, just minutes south of Puerto Vallarta, Mexico. Vacation Ownership Interests in the Costa Vida Vallarta resort consist solely of contractual use rights which expire in 2009. The Company also owns one to two Vacation Ownership Interests in each of a number of additional resorts which it holds for resale.

         In addition, the Company has entered into a marketing agreement with Pahio Resorts, which owns and operates the Pahio at Kauai Beach Villas, Pahio at Bali Hai Villas, Pahio at the Shearwater and Pahio at Ka' Eo Kai, each on the island of Kauai, Hawaii. Under the marketing agreement, ILX may market and sell, subject to regulatory approval, Vacation Ownership Interests in Pahio's four Hawaii resorts. In 1997, the Company marketed on a limited basis Vacation Ownership Interests for Pahio at Kauai Beach Villas, which have been approved for sale in Arizona.

Operating Strategies

         The Company's operating strategy seeks to emphasize the following characteristics, which management believes provide ILX with certain competitive advantages within the vacation ownership industry.

         Flexible Vacation Ownership Interest Purchase Options. The Company believes the flexibility associated with its inventory of Vacation Ownership Interests provides a uniquely appealing opportunity for ILX Owners. Unlike many of the Company's competitors, substantially all of the Company's inventory of Vacation Ownership Interests at the ILX Resorts are intended to be used on dates specified from time to time by the ILX Owner within a broad range of available dates and not fixed at the time of purchase. Purchasers of a membership interest in the Company's proprietary branded Premiere Vacation Club will be entitled to use their interest at any single CAR or may split up their interest according to the owner's needs and preferences and used at any number of participating CARS, as well as thousands of other resorts through the domestic and international exchange programs in which ILX Owners participate. In addition, Vacation Ownership Interests at Varsity Clubs may be purchased for highly desirable single-day uses, a collection of single days (such as designated days during an entire football or other sports season) or other packages suited to meet each ILX Owner's preferences.

         Customer Satisfaction. The Company believes that its inventory of highly desirable resorts with extensive amenities combined with flexible purchase options have resulted in a high level of customer satisfaction. Each of the ILX Resorts is located in an area with unique tourist attractions and offers food, beverage and other amenities comparable to full-service commercial lodging facilities, at discounted prices to ILX Owners. As a result, the Company believes ILX Owners generally have a high level of satisfaction resulting in additional purchases and increased goodwill. The Company intends to capitalize upon this by directing a portion of its marketing efforts towards increasing sales of Vacation Ownership Interests to ILX Owners.

         Enhanced Amenities. Excluding the recently acquired Roundhouse Resort, each of the ILX Resorts has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high-quality resorts, such as horseback riding, golf, swimming pools and exercise facilities. The Roundhouse Resort contains a fully equipped restaurant which the Company intends to commence operating in 1998. The Company believes that most resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities. As a result, management believes ILX Owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities. See "- The Resorts."

         Demonstrated Ability to Acquire and Develop Properties. The Company has historically been successful at acquiring resorts in settings of natural beauty at relatively low costs. The Company's acquisition strategy is to identify underutilized or distressed properties in locations with high tourist appeal and access to major metropolitan centers. Thereafter, the Company's redevelopment efforts are primarily targeted at improving the amenities and appointments of such properties. Recently, the Company has successfully developed its prototype Varsity Clubs of America resort, VCA-South Bend, and has commenced construction of VCA-Tucson. Future Varsity Clubs will be designed and constructed in accordance with the VCA-South Bend prototype, with appropriate modifications and improvements. The Company believes that its acquisition and development strategies have resulted in a portfolio of desirable properties with a relatively low cost of sales margin. See "- Growth Strategy" and Consolidated Financial Statements.

         Convenient Access Resorts. The Company's CARs are typically located within a two-hour drive of an ILX Owner's principal residence, which accommodates a demand for more frequent and convenient "short-stay" vacations without the costs of airfare. This proximity also facilitates marketing of the Company's Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at any of the Company's CARs included in the Premiere Vacation Club or exchange their entire interest during any year through an exchange network. In addition to the use of their Vacation Ownership Interest, ILX Owners are also entitled to unlimited day-use of the offered amenities and discounted food, beverage and other services at all ILX Resorts, thereby facilitating use and enhancing the benefits of ownership by ILX Owners.

         Standard Design, Lower Construction and Operating Costs of Varsity Clubs. The Company's Varsity Clubs concept is based upon its VCA-South Bend prototype. While each Varsity Club may have aspects uniquely tailored to its targeted customer base, the Company believes that its standard architectural and interior designs for Varsity Clubs will significantly reduce associated development and construction costs. Standardization also allows the Company to rapidly develop new Varsity Clubs and integrate new resorts in response to demand. The Company anticipates that new Varsity Clubs can be constructed within one year from acquisition of the underlying real property.

         Premium Locations. The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers. Substantially all of the ILX Resorts are located in the Western United States in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas. Substantially all of the Company's inventory of Vacation Ownership Interests qualify as "red time," the highest demand classification for purposes of participation in exchange networks such as RCI and II. The Company intends to develop additional Varsity Clubs and Premiere Vacation Club resorts in other Western United States sites which offer natural settings or other attractions to entice tourists to visit such locations.

         Integrated In-House Operations. Substantially all of the Company's marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and those payment and collection activities related to the financing by third parties of Customer Notes. In addition, the Company operates all of the ILX Resorts on a centralized basis, with operating and maintenance costs paid from ILX Owners' dues as well as hotel rental revenues. The Company intends to integrate all aspects of its operations, excluding those collection activities related to third-party financing, into its in-house capabilities. The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations and result in lower overall costs than generally associated with outsourcing such operations. Integration also facilitates the Company's Premiere Vacation Club and the ILX Resorts' qualification in the RCI and II exchange networks, among others.

         Directed Marketing. The Company's marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX Resorts or a likelihood of frequent travel. As opposed to traditional marketing strategies which often emphasize telemarketing and direct mail activities focused on promotional inducements unrelated to travel, the Company's marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX Resorts). By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contacts. In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies. The Company believes that a high-quality "city club" experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Club. Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Club will be developed. For example, alumni of the University of Arizona, to whom the Company intends to market Vacation Ownership Interests at its VCA-Tucson, currently number approximately 180,000, as of December 31, 1997. The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

Premiere Vacation Club

         Commencing in 1998, the Premiere Vacation Club will offer purchasers deeded membership interests that may be used in their entirety at one time or may be divided into shorter stays at a variety of the Company's CARs or may be exchanged through a participating exchange network. The Company's Premiere Vacation Club emphasizes (i) CARs which facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX Resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) which facilitate flexible use options. The Company believes that its proprietary branded Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX

Resorts. In addition, membership interests in the Premiere Vacation Club will be marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX Resort, which the Company believes will result in increased revenues. The Company intends to market membership interests in its Premiere Vacation Club to ILX Owners as well as first-time buyers, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

         Initially, the Company's Premiere Vacation Club inventory will consist of Vacation Ownership Interests in the ILX Resorts and the Additional Interests. Thereafter, new resorts will be added through the Company's aggressive pursuit of selected acquisition opportunities. To this end, in December 1997, the Company acquired an undivided interest in the common areas of and all of the undeveloped and unsold portions of the Roundhouse Resort, an existing 59 unit resort with five acres of developable land located in Pinetop/Lakeside, Arizona. By marketing its inventory of Vacation Ownership Interests through the Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in the Premiere Vacation Club. With its existing and planned resorts in Arizona, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets which will support the initial introduction of the Premiere Vacation Club concept. The Company believes that the geographic and cultural diversity of Arizona make that state particularly appropriate for this expansion. Thereafter, the Company intends to develop networks of CARs proximate to other major metropolitan areas in the Western United States.

Varsity Clubs of America

         The Company intends to aggressively pursue the expansion of its proprietary branded Varsity Clubs concept. The Company will focus on development of additional Varsity Clubs near prominent colleges and universities in the western United States located in areas with a significant base of existing tourism and access to major population centers. The Varsity Clubs of America concept is primarily intended to offer residents in major population centers a "city club" experience with day-use privileges regularly available, as well as the opportunity to exchange their Vacation Ownership Interest through the exchange networks in which ILX Owners participate. The Varsity Clubs concept also seeks to maximize the appeal of such urban timeshare resorts by strategically locating each of them proximate to one or more prominent colleges and universities with nationally recognized athletic, cultural and other events. Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators. The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty vacation ownership resorts that have a flexible ownership structure, enabling the purchase of anything from a single day, a collection of single days (such as an entire football or other sports' season) or a traditional one-week period. Each Varsity Clubs facility will operate as a hotel to the extent of unsold or unused vacation ownership inventory.

         The prototype VCA-South Bend facility is an all-suite, 62 unit lodging facility that features amenities such as The Stadium (a sports-theme atrium lounge), a private Member's Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers. The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

         The first Varsity Clubs facility was completed in August 1995 and is located approximately three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 1997, approximately 1,666 one-week intervals were available for sale. ILX anticipates expanding the facility in 1998 by constructing an additional 24 suites, thus adding 1,248 one-week intervals. To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

         The site for the second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Club will be completed in April 1998 and will offer 62 suites, or 3,224 one-week intervals. VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 750,000, and the proximity to the University of Arizona, which has an alumni base in excess of 180,000 people as of December 31, 1997. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as providing increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. Construction of the Tucson resort commenced in late 1997 and the facility is expected to open in April 1998.

         The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years. Management believes there exist numerous sites in the Western United States that are attractive for the development of additional Varsity Clubs. The Company intends to expand its Varsity Clubs concept to approximately five of these areas over the next three years, based upon the VCA-South Bend prototype, with certain modifications and improvements. The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered, each with a consistent design and selection of amenities. Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise. Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas, such as Tempe, Arizona; Boulder, Colorado; Las Vegas, Nevada; Palo Alto, California; Salt Lake City - Provo, Utah; and Seattle, Washington. The Company will also seek to broaden the affinity marketing base of its future Varsity Clubs by situating them proximate to more than one prominent college or university, where appropriate. The Varsity Clubs concept also seeks to capitalize on affinity marketing strategies through the perceived affiliation with a nationally recognized university and the "city club" experience which the Company seeks to associate with the Varsity Clubs of America brand name. The Company intends to provide purchasers of Vacation Ownership Interests in one Varsity Club certain benefits at other Varsity Clubs in order to enhance their appeal to consumers.

Sales and Marketing

         Marketing is the process by which the Company attracts potential customers to visit and tour an ILX Resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX Resort or attends a sales presentation. The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis. All of the Company's sales and substantially all of the Company's marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees. The Company intends to incorporate more of its marketing operations into its in-house capabilities. The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction. In addition, management believes that its practice of hiring employees to staff its sales and marketing functions, as opposed to using independent contractors as has been the industry norm, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon as the Company's business expands. The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a full package of employment benefits to its sales and marketing personnel. Management believes that consistency and high quality in its sales and marketing operations is crucial to its success. The Company believes that the, package of benefits offered to its sales and marketing employees is uncommon in the vacation ownership industry and, as a result, attracts high quality personnel and provides an incentive for their performance.

         Marketing. The Company's marketing activities are devoted primarily towards (i) hotel guests at the ILX Resorts, (ii) RCI and II exchange program participants staying at the ILX Resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX Resorts and in the metropolitan areas within driving distances of the ILX Resorts and (iv) direct mail and telemarketing to residents of metropolitan areas within driving distance of the ILX Resorts. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at or near ILX Resorts. The Company primarily targets customers who live within driving distance of an ILX Resort or who are vacationing at or near an ILX Resort. This practice allows the Company to invite potential purchasers to experience the ILX Resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX Resort and/or a greater likelihood to take vacations.

         Similar to branding techniques utilized by some of its competitors, the Company also seeks to capitalize upon affinity marketing concepts in attracting prospective buyers to its Varsity Clubs concept by seeking to develop a branded "city club" experience for flexible use by local residents. In addition, marketing of Varsity Clubs seeks to focus on alumni, parents of university students and other persons or entities who have a preexisting affiliation with or other attraction to the local university. All of the

Company's marketing activities emphasize the convenience of the ILX Resorts coupled with the opportunity to participate in exchange networks as well as the quality and breadth of amenities available at each of the ILX Resorts.

         Sales. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 140 employees, including approximately 100 sales agents at four sales offices, each located at or near selected ILX Resorts. Prospective first-time purchasers participate in a tour of the facilities as well as its related amenities, guided by a salesperson. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% to 25% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts substantial credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history. After final approval of a purchase, which includes verification of employment, the Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

         In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX Owners. Sales to ILX Owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered by the ILX Resorts. As a result of an increased emphasis upon sales to these buyers, sales to ILX Owners accounted for 12.5% of Vacation Ownership Interest sales by the Company during 1997. During 1995 and 1996, sales to ILX Owners accounted for less than 6% of the Company's total sales. The Company intends to increase its sales efforts with respect to ILX Owners.

         The Company's inventory of Vacation Ownership Interests has historically consisted of a one-week interval which may be used on an annual or an alternate-year basis in a specified ILX Resort during a specified range of dates. ILX Owners may also participate in exchange networks such as RCI and II. However, commencing in 1998, the Company will offer deeded membership interests in its Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX Resorts for up to one week on an annual or alternate-year basis. A member may divide their stays into shorter vacations at any time between a specified period of time. The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

Customer Financing

         The Company currently provides financing for approximately 75% to 80% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership
Interests as a down payment. Financing for the remainder is typically made available for a term of seven years at a rate of 14% to 16% per annum. At December 31, 1997, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $14.5 million, of which $12.0 million are serviced by an outside vendor and have a weighted average yield of 13.8% per annum, which compares favorably to the Company's weighted average cost of borrowings for such Customer Notes of 12.4% per annum.

         The Company believes that providing available financing is essential to the successful sales and marketing of its Vacation Ownership Interest inventory. However, the Company seeks to minimize the risks associated with its financing activities by emphasizing the credit pre-approval process. In addition, the Company expends significant resources negotiating alternative repayment programs for past due accounts, so as to minimize its actual losses. Collection activities with respect to Customer Notes which the Company has hypothecated are managed internally and serviced by a third-party on behalf of the lenders and the Company. In addition, the Company occasionally utilizes third party collection agencies for difficult accounts. Historically, these have represented only a minimal percentage of the Customer Notes.

         Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes which it retains, most of which it hypothecates, and, as a result, at December 31, 1997, the Company retained Customer Notes in an aggregate principal amount of $14.5 million as compared to $7.9 million at December 31, 1995.

         Although the terms of each Customer Note vary, typically such notes are deemed past due when a scheduled payment is 30 days or more past due. In addition, a delinquency occurs when an account becomes more than 90 days past due. The Company seeks to avoid defaults by working closely with the lender or its collection agent with respect to ILX Owners who become delinquent.
The first collection contact typically occurs within 16 to 30 days of a payment's due date.

         The Company has agreements with financial institutions for total commitments of $20 million under which the Company may sell certain of its customer notes receivables. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the respective financial institution as additional collateral. Customer notes receivables may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by such financial institution. At December 31, 1997, $6.0 million was available to the Company under these commitments. The Company also has financing commitments in the aggregate amount of $19.2 million, pursuant to which the Company may hypothecate Customer Notes which are pledged to the lender as collateral. These borrowings bear interest at rates from prime plus 3.25% to prime plus 5.0% and expire at various dates from 1998 through 2000. At December 31, 1997, $13.0 million was available to the Company under these commitments. The Company currently reserves approximately 3% of gross sales (including cash sales) as an allowance for doubtful accounts. This reserve represents a percentage decrease since the Company's inception based upon the Company's actual collections experience. At December 31, 1995, 1996 and 1997, the aggregate amount of these reserves were $2.4 million, $2.6 million and $3.0 million, respectively. During 1995, 1996 and 1997, the Company's provision for doubtful accounts exceeded actual write-offs by $1.1 million, $0.2 million and $0.4 million, respectively. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

         Resort Operations. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX Resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX Resorts. During 1997, the Company received $10.9 million in net revenues from these operations, consisting of $5.9 million in room rental revenue, $3.6 million in food and beverage revenue and $1.4 million in other revenue. Of these amounts, Los Abrigados contributed $7.6 million, or 69.7% of the Company's total resort operations revenues in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Historically, the Company's resort operation activities have not generated a material portion of the Company's net profits on a consolidated business. Revenues from resort operations typically vary significantly from one ILX Resort to another. In addition, changes in revenue received from these operations have not typically correlated with fluctuations in the Company's revenues from sales of Vacation Ownership Interests. Management expects this trend to continue in the future in part because of the emphasis of the Company's growth strategy on its Varsity Clubs, which have typically generated a lower percentage of revenues from resort operations than that generated by the Company's CARS. However, the Company believes that its resort management activities directly complement the Company's efforts with respect to the marketing and sales of Vacation Ownership Interests.

         Sedona Spa. The Company's operations also include the sale of personal care products through its wholly-owned subsidiary Sedona Worldwide Incorporated. The Company's personal care products have historically been marketed under its proprietary Red Rock Collection brand name through the ILX Resorts. Commencing in the second quarter of 1998, these products will be marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line are being implemented. This resort-based sales program includes an upscale line of personal care amenities, in-room gift basket promotions and retail product sales at the ILX Resorts. Sedona Spa products are primarily used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. The Company then uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Sales of Sedona Spa products are included in "Income from land and other, net" on the Company's financial statements and, to date, have not resulted in a material amount of net revenues or profits to the Company. The Company has not in the past and does not intend in the future to devote a significant portion of its resources to sales of Sedona Spa products.

         Land Sales. Since l993, the Company has also received revenues from the sale of primarily unimproved real property. These operations originated as a result of the Company's opportunistic acquisition of its wholly owned subsidiary, Genesis, in November 1993. The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations. Typically, the Company has sold these assets as subdivided lots or large unimproved parcels. The Company intends to sell substantially all of the remaining assets during 1998, although there can be no assurance that it will be able to sell these assets at attractive prices, if at all, during this year. Following the sale of these assets, management does not expect to engage in the sale of real property.

Participation in Exchange Networks

         The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX Owners to exchange in a particular year their occupancy right in the unit in which they own a

Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX Owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 85% of the
Vacation Ownership Interests at the ILX Resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX Owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. In addition, ILX's Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX Owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tend to increase customer satisfaction. See "- Operating Strategies" above.

Competition

         ILX's  Vacation  Ownership  Interest  plans  compete  both  with  other
Vacation Ownership Interest plans as well as hotels, motels, condominium developments and second homes. ILX considers the direct competitors of individual resorts to also include alternative accommodations, including hotels, motels, bed-and-breakfasts and small vacation ownership operators located within the immediate geographic vicinity of such resort. This is particularly true with respect to its CARs that tend to attract purchasers whose decision to buy a Vacation Ownership Interest is likely to be influenced by the convenience of the resort to their principal residence.

         The Vacation Ownership Interest industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts and Promus Hotel Corporation. In addition, other publicly-traded companies such as Signature Resorts, Inc., Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc. and Vistana, Inc. currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

Governmental Regulation

         General. The Company's marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its interval interests are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991. Many states have adopted legislation as well as specific laws and regulations regarding the sale of vacation ownership interests. The laws of most states, including Arizona, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of vacation ownership interests at such resort. In addition, the laws of most states in which the Company sells interests grant the purchaser of a vacation ownership interest the right to rescind a contract of purchase at any time within a statutory rescission period. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

         Environmental Matters. Under applicable federal, state and local environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate, remediate and remove hazardous or toxic substances at such property, and may be held liable for property damage and for investigation, remediation and removal costs incurred by such parties in connection with the contamination. Such laws typically impose such liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs associated with compliance with such regulations may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow against such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

         The Company does not always conduct Phase I environmental assessments at the ILX Resorts, properties under development and properties subject to acquisition. Because many of the Company's resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations. Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report. However, when appropriate, the Company has in the past and will in the future obtain Phase I reports. To date, the Company has obtained environmental reports with respect to three of the ILX Resorts. In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests. To date, the Company's investigation of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company Is business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

         The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances. The Company has not been notified by any governmental authority or any third party, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

         Other Regulations. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Although management believes that the Company's resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the development of new resorts, or conversion or renovation of ILX Resorts. Additional legislation may impose additional requirements on owners with respect to access by disabled persons. The aggregate costs associated with compliance with such regulations are not currently known, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

Employees

         As of December 31, 1997, the Company had approximately 760 employees, of which approximately 525 were employed on a full-time basis (including approximately 120 employed on a full-time equivalent basis of 28 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions.

Insurance

         The Company carries comprehensive liability, business interruption, title, fire and storm insurance with respect to the ILX Resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties which the Company believes are adequate. There are, however, certain types of losses (such as losses caused by floods or acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

Item 3. Legal Proceedings

         Although the Company may be subject to litigation from time to time in the ordinary course of its business, it is not a party to any pending or threatened legal proceedings that it believes will have a material impact on its business.

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, after giving retroactive effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998. The information is as quoted on the Nasdaq SmallCap Market. Since February 11, 1998, the Common Stock has been listed on the American Stock Exchange. As of December 31, 1997, the Common Stock was held by approximately 1,158 holders of record. No dividends on Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future.

                                                      Common Stock
                                                 ---------------------
                                                    High        Low
                                                    ----        ---
         Year Ended December 31, 1996
                First Quarter                    $   6.90     $   5.00
                Second Quarter                       9.70         5.65
                Third Quarter                        8.15         5.95
                Fourth Quarter                       7.50         4.85
         Year Ended December 31, 1997
                First Quarter                    $   6.88     $   5.00
                Second Quarter                       6.88         3.13
                Third Quarter                        8.44         3.91
                Fourth Quarter                       8.75         5.15

Item 6. Selected Consolidated Financial Information

         The selected consolidated historical financial information set forth below for the five years ended December 31, 1997 has been derived from the consolidated financial statements of the Company which have been restated to give effect to the Reverse Stock Split.

         The  Selected  Consolidated  Financial  Information  should  be read in conjunction  with  the  Consolidated  Financial  Statements  and  notes  thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            December 31,
                                    -----------------------------------------------------------
                                      1993         1994         1995         1996         1997
                                    -------      -------      -------      -------      -------
                                                (In Thousands, Except Per Share Data)
Revenues                            $20,696      $27,881      $30,849      $31,581      $36,411
Net income                            2,076        2,148          625        1,051        1,668
Net income per share - basic            .88          .86          .24          .38          .60
Net income per share - diluted          .84          .83          .24          .37          .59
Total assets                         24,907       28,403       37,753       41,275       43,722
Notes payable                         5,409        7,332       13,528       16,434       22,051
Shareholders' equity                 10,541       12,957       13,775       15,175       16,621

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this Form 10-K, the words "estimate," "projection," "intend," "anticipates" and similar terms are intended to identify forward-looking statements that relate to the Company's future performance. Such statements are subject to substantial uncertainty. Readers are cautioned not to place undue reliance on the forward-looking statements set forth below. The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

         ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX Resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns four resorts in Arizona, one in Indiana, one in Colorado and the Company is constructing a seventh resort in Tucson, Arizona.

         The Company recognizes revenues from the sale of Vacation Ownership Interests at such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company's future obligations for the Vacation Ownership Interests have been released. Resort operating revenues are recorded as the rooms are rented or the services are performed.

         Costs associated with the acquisition and development of Vacation Ownership Interests, including carrying costs such as interest and taxes are capitalized and amortized to cost of sales as the respective revenue is recognized.

Results Of Operations

         The following table sets forth certain operating information for the Company.

                                                                                           Year Ended December 31,
                                                                                  ----------------------------------------
                                                                                    1995            1996            1997
                                                                                  --------        --------        --------

            As a percentage of total timeshare revenues:
                 Sales of Vacation Ownership Interests                              69.2%           62.2%           65.9%
                 Resort operating revenue                                           28.8%           34.7%           30.0%
                 Interest income                                                     2.0%            3.1%            4.1%
                                                                                  -------         -------         -------
                 Total timeshare revenues                                          100.0%          100.0%          100.0%
                                                                                  =======         =======         =======
            As a percentage of sales of Vacation Ownership Interests:
                 Cost of Vacation Ownership Interests sold                          16.5%           15.8%           13.4%
                 Sales and marketing                                                51.4%           53.4%           57.9%
                 Provision for doubtful accounts                                     5.8%            3.0%            2.9%
                 Contribution margin percentage from sale of Vacation
                     Ownership Interests (1)                                        26.3%           27.8%           25.7%

            As a percentage of resort operating revenue:
                 Cost of resort operations                                         101.3%           95.1%           95.9%

            As a percentage of total timeshare revenues:
                 General and administrative                                         12.3%            7.3%            8.2%
                 Depreciation and amortization                                       2.3%            1.5%            1.3%
                 Timeshare operating income                                          5.4%           13.4%           12.9%

            Selected operating data:
            Vacation Ownership Interests sold (2)(3)                               1,877           1,562           1,660
                 Average sales price per Vacation Ownership Interest sold
                     (excluding revenues from Upgrades) (2)                    $  10,624       $  11,963       $  12,656
                 Average sales price per Vacation Ownership Interest sold
                     (including revenues from Upgrades) (2)                    $  11,377       $  12,573       $  14,446

--------------------

(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)      Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,195, 2,320 and 2,512 biennial and annual Vacation Ownership Interests for the years ended December 31, 1995, 1996 and 1997, respectively.

Comparison of Year Ended December 31, 1996 to December 31, 1997

         Sales of Vacation Ownership Interests increased 22.4% or $4.4 million in 1997 to $24.0 million from $19.6 in 1996. The increase reflects both an increase in sales prices and an expanded marketing program whereby existing ILX Owners were offered an opportunity to purchase an Upgrade. Upgrade revenue, included in sales of Vacation Ownership Interests, increased 200% from $1.0 million in 1996 to $3.0 million in 1997. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 14.9% from $12,573 in 1996 to $14,446 in 1997 as a result of increased sales prices and the additional Upgrade sales. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.

         The number of Vacation Ownership Interests sold increased 6.3% from 1,562 in 1996 to 1,660 in 1997. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 5.8% from $11,963 in 1996 to $12,656 in 1997. Sales of Vacation Ownership Interests in 1997 included 1,705 biennial Vacation Ownership Interests (counted as 853 annual Vacation Ownership Interests) compared to 1,517 biennial Vacation Ownership Interest sales (counted as 759 annual Vacation Ownership Interests) in 1996. The increase in average price per Vacation Ownership Interest sold (excluding Upgrades) in 1997 resulted both from increased prices and from the Company's increased sales of biennial Vacation Ownership Interests (the sales price of which is more than one-half of an annual Vacation Ownership Interest sales price).

         Resort operating revenues and cost of resort operations are comparable between the two periods.

         The 51.4% increase in interest income from $997,500 in 1996 to $1,510,208 in 1997 is a result of the increased Customer Notes retained by the Company and an increase in interest rates charged by the Company on its Customer Notes, effective July 1997.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 15.8% in 1996 to 13.4% in 1997 due to the increased sales of biennial Vacation Ownership Interests (which have a lower cost of sales percentage than an annual Vacation Ownership Interest) and a larger amount of Upgrade sales in 1997.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 57.9% in 1997 compared to 53.4% in 1996 due to (i) increased costs of generating tours to ILX Resorts in 1997, (ii) increased costs from the opening of a new sales office in Tempe in 1997, (iii) increased costs from the opening of a Tucson sales office in 1997 (which is anticipated to achieve operating efficiency consistent with the Company's standards following opening of VCA-Tucson), and (iv) recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption. Increases in costs of generating tours in 1997 is due in part to the trial of several new marketing strategies which were determined ineffective and were therefore terminated in July and August 1997. Additionally, the Tempe sales office was not retained beyond the trial period (April-July 1997) due to high marketing costs and low closing rates.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales remained comparable between years.

         General and administrative expenses increased 30.4% to $3.0 million in 1997 from $2.3 million in 1996. General and administrative expenses increased to 8.2% as a percentage of total timeshare revenues in 1997 from 7.3% in 1996 due to an increase in payroll expense, professional fees and rent expense.

         In December 1997, the Company sold its general partnership interest in Lomacasi Cottages resulting in a non-recurring gain of $356,000.

         The decrease in minority interests from 1996 to 1997 reflects (i) the buyout by the Company of the LAP minority interest in August 1997 and (ii) reduced LAP resort income.

Comparison of Year Ended December 31, 1995 to the Year Ended December 31, 1996

         Sales of Vacation Ownership Interests decreased by 8.4% or $1.8 million to $19.6 million in 1996 from $21.4 million in 1995. Part of this decline reflects operation through April 1995 of a Phoenix sales office (which generated approximately $771,000 in sales in 1995 prior to closure) and the recognition of approximately $513,000 in sales of Vacation Ownership Interests in VCA-South Bend written in 1994 but for which revenue recognition was deferred until completion of construction in 1995. Upgrade revenue, included in Vacation Ownership Interest sales, decreased 28.6% from $1.4 million in 1995 to $1.0 million in 1996. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 10.5% from $11,377 in 1995 to $12,573 in

1996 as a result of increased sales of biennial Vacation Ownership Interests which was partially offset by the decline in Upgrade sales.

         The number of Vacation Ownership Interests sold decreased 16.8% from 1,877 in 1995 to 1,562 in 1996. The average sales price of Vacation Ownership Interests sold (excluding Upgrades) increased 12.6% from $10,624 in 1995 to $11,963 in 1996 due primarily to an increase in the number of biennial Vacation Ownership Interests sold. Sales of Vacation Ownership Interests in 1996 included 1,517 biennial interests (counted as 759 annual Vacation Ownership Interests) compared to 636 (counted as 318 annual Vacation Ownership Interests) in 1995. The increase in 1996 biennial sales was the result of the Company's increased sales and marketing efforts in this market segment and its ability to charge a sales price that was significantly greater than one-half of the sales price of an annual Vacation Ownership Interest. The increased emphasis upon sales of biennial Vacation Ownership Interests at higher prices and the closure of the Phoenix sales office resulted in a reduction in sales of annual Vacation Ownership Interests from 1,559 in 1995 to 803 in 1996.

         Resort operating revenue increased 22.5% from $8.9 million in 1995 to $10.9 million in 1996. The increase reflects a full year of operations in 1996 of both VCA-South Bend, which opened in mid-August 1995, and Kohl's Ranch, which was acquired on June 1, 1995.

         The 59.1% increase in interest income from $627,081 in 1995 to $997,500 in 1996 is a result of the increased amount of Customer Notes retained by the Company as well as increased balances of invested cash.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 16.5% in 1995 to 15.8% in 1996 due to an increase in the number of biennial sales.

         Sales and marketing costs as a percentage of Vacation Ownership Interests sales increased from 51.4% in 1995 to 53.4% in 1996 due to a promotional program in 1996 which offered certain purchasers of Vacation Ownership Interests a vacation experience (including accommodations, airfare and car rental). While the cost of the vacation experience was added to the purchase price, it had the effect of increasing sales and marketing costs as a percentage of sales of Vacation Ownership Interests. Additionally, 1995 included the recognition of $513,400 of revenue recognized on the percentage of completion method but for which marketing costs were recognized in 1994 when incurred.

         The decrease in the provision for doubtful accounts as a percentage of sales of Vacation Ownership Interests from 5.8% in 1995 to 3.0% in 1996 reflects the expected performance of the portfolio of consumer paper based on the Company's collection experience in the prior years, both sold and unsold.

         The decrease in cost of resort operations as a percentage of resort operating revenue to 95.1% in 1996 from 101.3% in 1995 reflects lower costs of operations at Los Abrigados as a percentage of revenue due to increased occupancy, increased ILX Owner rates and reductions in operating costs, net of the costs of operations for VCA-South Bend and Kohl's Ranch, which began operations in 1995 and accordingly had lower occupancy than mature resorts.

         General and administrative expenses decreased 39.5% from $3.8 million in 1995 to $2.3 million in 1996 due in part to operating efficiencies in 1996 and unusual expenses in 1995. General and administrative expense decreased to 7.3% as a percentage of total timeshare revenues in 1996 from 12.3% in 1995. In 1995, approximately $400,000 of expenses were recognized relating to a $10.0 million convertible bond offering which was abandoned due to the underwriter's inability to place the bonds. Proceeds from the failed offering were intended for Varsity Clubs expansion; however, as a result of abandoning the bond offering, the Company canceled its options on certain Varsity Clubs sites, and $320,000 of related costs were written-off because the Company no longer expected to build at these sites within the option periods.

         The increase in interest expense from $1.3 million in 1995 to $2.0 million in 1996 reflects an increase in notes payable, including the note payable for the construction of VCA-South Bend, which interest had been capitalized through completion in August 1995, the acquisition notes for Kohl's Ranch, Lomacasi Cottages and the Inn at Los Abrigados, and increased borrowings against consumer notes receivable.

         Income tax expense increased from a benefit in 1995 to a provision in 1996 because 1995 included a reduction in the valuation allowance, reflecting management's estimate of the future benefit to be derived from the utilization of Genesis NOL carryovers, and also a result of increased net income in 1996.

         Minority interests are comparable between years. However, 1996 reflects an increase in Los Abrigados net income between years due to increased hotel operating income, increased Vacation Ownership Interest sales prices and reduced costs of Vacation Ownership Interests sold, depreciation and bad debt provision. For 1995, the minority interests include the minority interest ownership of the Genesis land parcels sold in 1995.

Liquidity and Capital Resources

Sources of Cash

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations. During 1995, 1996 and 1997, cash provided by (used in) operations was $(0.7) million, $4.0 million, and $2.8 million, respectively. The negative cash flow in 1995 was due primarily to an increase in resort property held for timeshare sales of $4.4 million resulting from the completion of construction and opening of VCA-South Bend, which was financed primarily through borrowings of $4.2 million in 1995. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

         For regular Federal income tax purposes, the Company reports substantially all of its non-factored financed Vacation Ownership Interest sales under the installment method. Under the installment method, the Company recognizes income on sales of Vacation Ownership Interests only when cash is received by the Company in the form of a down payment, as installment payments or from proceeds from the sale of the Customer Note. The deferral of income tax liability conserves cash resources on a current basis. Interest may be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable.

         At December 31, 1997, the Company, excluding Genesis, had NOL carryforwards of $4.8 million, which expire in 2001 through 2012. At December 31, 1997, Genesis had federal NOL carryforwards of $1.9 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

         In addition, Section 382 of the Code imposes additional limitations on the utilization of NOL's by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period. Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes. See Note 8 of Notes to Consolidated Financial Statements.

Uses of Cash

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 1995, 1996 and 1997 was $3.2 million, $3.5 million and $6.5 million, respectively. Cash used in investing activities increased $3.0 million in 1997 compared to 1996, due to the Company's purchase of the minority interest in LAP (see Note 11 of Notes to Consolidated Financial Statements) which included a cash payment of approximately $820,000 and due to the Company's strategy of hypothecating its Customer Notes rather than selling them.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. The Company is currently constructing VCA -- Tucson, Arizona at an aggregate estimated cost of $7.5 million. Construction of the facility commenced in 1997 and is expected to be completed in April 1998. The Company has a commitment for construction financing in the amount of $6.55 million, which is expected to be sufficient to build and furnish the property. At December 31, 1997, $3.1 million had been drawn against this commitment.

         Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

Credit Facilities

         The Company has agreements with financial institutions for total commitments aggregating $20.0 million under which the Company may sell certain of its Customer Notes. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Notes may be sold at discounts or premiums to yield the consumer market rate as defined by the financial institution. At December 31, 1997, approximately $6.0 million was available under these commitments.

         The Company also has financing commitments aggregating $19.2 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 3.25% to prime plus 5.0% and expire at various dates from 1998 through 2000. At December 31, 1997, approximately $13.0 million is available under these commitments.

         In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent. There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

         The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company's liquidity, operating and capital requirements for at least the next 12 months.

Seasonality

         The Company's revenues are moderately seasonal with the volume of ILX Owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters. As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company's operating results to fluctuate.

Year 2000 Issues

         As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The incremental costs of this project are not expected to have a material effect of the Company's consolidated financial statements or results of operations.

Inflation

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 8. Financial Statements and Supplementary Data

         See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this Report on Form 10-K.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) Consolidated Financial Statements             Page or Method of Filing
         ---------------------------------             ------------------------

     (i) Consolidated Financial Statements and         Pages F-3 through F-21
         Notes to Consolidated Statements of
         the Registrant, including Consolidated
         Balance Sheets as of December 31,
         1997 and 1996 and Consolidated
         Statements of Operations,
         Shareholders' Equity and Cash
         Flows for each of the three years
         ended December 31, 1997, 1996
         and 1995.

    (ii) Report of Deloitte & Touche LLP               Page F-2

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

(b)      Reports on Form 8-K
         -------------------

         None

                                   Signatures

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

                                        ILX Resorts Incorporated,
                                        an Arizona corporation
                                        (Registrant)


                                        By: /s/ Joseph P. Martori
                                           -------------------------------------
                                             Joseph P. Martori
                                             Chairman of the Board and
                                             Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                        Title                                Date
        ----------                        -----                                ----


/s/ Joseph P. Martori            Chairman of the Board and               March 30, 1998
----------------------------     Chief Executive Officer
Joseph P. Martori                (principal executive officer)


/s/ Jay R. Hoffman               Senior Vice President and               March 30, 1998
----------------------------     Chief Financial Officer
Jay R. Hoffman                   (principal financial and
                                 accounting officer)


/s/ Nancy J. Stone               President, Chief Operating              March 30, 1998
----------------------------     Officer and Director
Nancy J. Stone


/s/ Edward S. Zielinski          Executive Vice President and            March 30, 1998
----------------------------     Director
Edward S. Zielinski


/s/ Steven R. Chanen             Director                                March 30, 1998
----------------------------
Steven R. Chanen


/s/ James W. Myers               Director                                March 30, 1998
----------------------------
James W. Myers


/s/ Patrick J. McGroder III      Director                                March 30, 1998
----------------------------
Patrick J. McGroder III

INDEX TO FINANCIAL STATEMENTS
                                                                                         Page
                                                                                         ----
Independent Auditors' Report                                                              F-2
Financial Statements:
   Consolidated  Balance  Sheets at December 31, 1996 and 1997 F-3  Consolidated
   Statements of Operations for the years ended December 31, 1995,
      1996, and 1997                                                                      F-4
   Consolidated Statements of Shareholders' Equity for the years ended December 31,
      1995,  1996,  and 1997 F-5  Consolidated  Statements of Cash Flows for the
   years ended December 31, 1995,
      1996, and 1997                                                                      F-6
   Notes to Consolidated Financial Statements                                             F-7

                          INDEPENDENT AUDITORS' REPORT



Shareholders of ILX Resorts Incorporated
Phoenix, Arizona

         We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated (formerly ILX Incorporated) and Subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


/s/ DELOITTE & TOUCHE LLP


March 6, 1998
Phoenix, Arizona

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                                     December 31,
                                                             ----------------------------
                                                                 1996            1997
                                                             ------------    ------------

Cash and cash equivalents                                    $  3,523,047    $  3,226,038
Notes receivable, net (Notes 2, 6, 9 and 13)                   11,745,720      15,861,621
Resort property held for Vacation Ownership Interest sales
    (Notes 2, 3, 9 and 16)                                     15,247,587      14,666,658
Resort property under development (Notes 5 and 9)               1,209,706       2,943,936
Land held for sale                                              1,547,493       1,557,498
Deferred assets (Note 6)                                          313,346         289,009
Property and equipment , net (Notes 7, 9 and 16)                4,877,467       3,472,899
Deferred income taxes (Note 8)                                  1,178,653         304,430
Other assets                                                    1,631,886       1,400,224
                                                             ------------    ------------

          TOTAL ASSETS                                       $ 41,274,905    $ 43,722,313
                                                             ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Accounts payable                                          $  2,310,600    $  2,830,375
   Accrued and other liabilities                                4,658,222       2,162,894
   Due to affiliates (Note 15)                                    139,715          57,672
   Notes payable (Note 9)                                      14,867,096      19,884,479
   Notes payable to affiliates (Notes 10 and 15)                1,567,287       2,166,100
                                                             ------------    ------------

      Total liabilities                                        23,542,920      27,101,520
                                                             ------------    ------------

MINORITY INTERESTS (Note 11)                                    2,556,865            --
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 12 and 17)

SHAREHOLDERS' EQUITY (Notes 13 and 14):

   Preferred stock, $10 par value; 10,000,000 shares
       authorized; 392,109 and 380,468 shares
       issued and outstanding; liquidation preference of
       $3,921,090 and $3,804,680, respectively                  1,419,243       1,384,891

   Common stock,  no par value; 30,000,000 shares
       authorized; 2,604,858 and 2,692,433 shares
       issued (Note 1)                                          9,788,738      10,267,667

   Treasury stock, at cost, 6,000 and 103,060
       shares, respectively                                       (36,536)       (652,587)

   Additional paid in capital                                      78,300          79,450

   Retained earnings                                            3,925,375       5,541,372
                                                             ------------    ------------

      Total shareholders' equity                               15,175,120      16,620,793
                                                             ------------    ------------

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY                             $ 41,274,905    $ 43,722,313
                                                             ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  1995            1996            1997
                                              ------------    ------------    ------------
TIMESHARE REVENUES:
      Sales of Vacation Ownership Interests   $ 21,353,758    $ 19,639,194    $ 23,980,707
      Resort operating revenue                   8,868,344      10,944,533      10,919,831
      Interest income                              627,081         997,500       1,510,208
                                              ------------    ------------    ------------

           Total timeshare revenues             30,849,183      31,581,227      36,410,746
                                              ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
      Cost of Vacation Ownership
         Interests sold                          3,529,566       3,101,023       3,218,850
      Cost of resort operations                  8,985,306      10,406,692      10,473,093
      Sales and marketing                       10,971,694      10,485,847      13,894,731
      General and administrative                 3,779,194       2,304,373       2,974,835
      Provision for doubtful accounts            1,235,417         590,653         702,417
      Depreciation and amortization                696,062         476,467         455,185
                                              ------------    ------------    ------------
           Total cost of sales and
              operating expenses                29,197,239      27,365,055      31,719,111
                                              ------------    ------------    ------------

Timeshare operating income                       1,651,944       4,216,172       4,691,635

Income from land and other net                     191,976          50,304          28,514
                                              ------------    ------------    ------------

Total operating income                           1,843,920       4,266,476       4,720,149
Gain on sale of property (Note 7)                     --              --           356,000
Interest expense (Notes 9 and 10)               (1,265,227)     (1,975,110)     (2,084,969)
                                              ------------    ------------    ------------
Income before income taxes and
   minority interests                              578,693       2,291,366       2,991,180
Income tax (expense) benefit (Note 8)              547,216        (678,822)     (1,145,000)
                                              ------------    ------------    ------------

Income before minority interests                 1,125,909       1,612,544       1,846,180

Minority interests (Note 11)                      (501,246)       (561,428)       (178,307)
                                              ------------    ------------    ------------

NET INCOME                                    $    624,663    $  1,051,116    $  1,667,873
                                              ============    ============    ============

NET INCOME PER SHARE (Notes 1 and 4):

      Basic                                   $       0.24    $       0.38    $       0.60
                                              ============    ============    ============

      Diluted                                 $       0.24    $       0.37    $       0.59
                                              ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                        Preferred Stock               Common Stock
                                                  --------------------------   ---------------------------
                                                   Shares          Amount        Shares          Amount
                                                  --------      ------------   -----------    ------------
BALANCES, JANUARY 1, 1995                          430,313       $1,648,755     2,481,064      $8,972,969

Net income
Issuance of common stock for acquisition                                           24,000         240,000
Other issuance of common stock                                                     17,220          86,212
Exchange of preferred stock for common
   stock                                            (7,524)         (20,766)        2,508          20,766
Issuance of cumulative shares for dividend
   arrearage                                                                          372           2,613
Exchange of preferred stock for lodging
   certificates                                    (11,267)        (112,670)
Exercise of cash options                               (39)            (185)          (13)           (185)
Acquisition of treasury shares
                                                   -------       ----------     ---------     -----------
BALANCES, DECEMBER 31, 1995                        411,483        1,515,134     2,525,151       9,322,375

Net income
Issuance of common stock                                                           74,500         423,875
Exchange of preferred stock
   for common stock                                (13,515)         (37,301)        4,505          37,301
Issuance of cumulative shares for dividend
   arrearage                                                                          702           5,187
Exchange of preferred stock for lodging
   certificates                                       (824)          (8,240)
Redemption of preferred stock                       (5,035)         (50,350)
Payment of dividends
Acquisition of treasury shares
                                                   -------       ----------     ---------     -----------
BALANCES, DECEMBER 31, 1996                        392,109        1,419,243     2,604,858       9,788,738

Net income
Issuance of common stock                                                           83,000         443,681
Exchange of preferred stock for common
   stock                                           (11,334)         (31,282)        3,778          31,282
Issuance of cumulative shares for dividend
   arrearage                                                                          797           3,966
Exchange of preferred stock for lodging
   certificates                                       (307)          (3,070)
Payment of dividends
Acquisition of treasury shares,
   net of reissuances
                                                   -------       ----------     ---------     -----------
BALANCES, DECEMBER 31, 1997                        380,468       $1,384,891     2,692,433     $10,267,667
                                                   =======       ==========     =========     ===========

                                                       Treasury Stock         Additional
                                                  -----------------------      Paid In    Retained
                                                   Shares         Amount       Capital    Earnings        Total
                                                  --------       --------     --------- ------------  -------------
BALANCES, JANUARY 1, 1995                                                      $30,000   $2,305,405    $12,957,129

Net income                                                                                  624,663        624,663
Issuance of common stock for acquisition                                                                   240,000
Other issuance of common stock                                                                              86,212
Exchange of preferred stock for common
   stock
Issuance of cumulative shares for dividend
   arrearage                                                                                 (2,633)           (20)
Exchange of preferred stock for lodging
   certificates                                                                  5,190                    (107,480)
Exercise of cash options                                                                                      (370)
Acquisition of treasury shares                     (4,000)       ($25,032)                                 (25,032)
                                                  -------       ---------      -------   ----------    -----------
BALANCES, DECEMBER 31, 1995                        (4,000)        (25,032)      35,190    2,927,435     13,775,102

Net income                                                                                1,051,116      1,051,116
Issuance of common stock                                                                                   423,875
Exchange of preferred stock
   for common stock
Issuance of cumulative shares for dividend
   arrearage                                                                                 (5,207)           (20)
Exchange of preferred stock for lodging
   certificates                                                                  4,760                      (3,480)
Redemption of preferred stock                                                   38,350                     (12,000)
Payment of dividends                                                                        (47,969)       (47,969)
Acquisition of treasury shares                     (2,000)        (11,504)                                 (11,504)
                                                  -------       ---------      -------   ----------    -----------
BALANCES, DECEMBER 31, 1996                        (6,000)        (36,536)      78,300    3,925,375     15,175,120

Net income                                                                                1,667,873      1,667,873
Issuance of common stock                                                                                   443,681
Exchange of preferred stock for common
   stock
Issuance of cumulative shares for dividend
   arrearage                                                                                 (3,982)           (16)
Exchange of preferred stock for lodging
   certificates                                                                  1,150                      (1,920)
Payment of dividends                                                                        (47,894)       (47,894)
Acquisition of treasury shares,
   net of reissuances                             (97,060)       (616,051)                                (616,051)
                                                  -------       ---------      -------   ----------    -----------
BALANCES, DECEMBER 31, 1997                      (103,060)      ($652,587)     $79,450   $5,541,372    $16,620,793
                                                  =======       =========      =======   ==========    ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Year Ended December 31,
                                                                                     -----------------------------------------
                                                                                         1995           1996           1997
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                     $   624,663    $ 1,051,116    $ 1,667,873
      Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
         Gain on sale of property                                                           --             --         (356,000)
         Undistributed minority interest                                                 501,246        531,370        178,307
         Deferred income taxes                                                          (603,842)       708,368        874,223
         Provision for doubtful accounts                                               1,235,417        590,653        702,417
         Depreciation and amortization                                                   696,062        476,467        455,185
         Amortization of guarantee fees                                                  100,350         72,100         92,250
         Change in assets and liabilities:
               Decrease (increase) in resort property held  for Vacation Ownership
                  Interest sales                                                      (4,397,799)       532,072        580,929
               Increase in resort property under development                            (417,680)       (90,626)    (1,734,230)
               (Increase) decrease in land held for sale                                 127,984         (2,309)       (10,005)
               Decrease (increase) in other assets                                      (296,028)       356,893        235,356
               (Decrease) increase in accounts payable                                   731,979         (3,038)       519,775
               Increase (decrease) in accrued and other liabilities                    1,903,936        (46,306)      (315,105)
               Decrease in due to affiliates                                            (543,905)      (200,914)       (82,043)
               Decrease in deferred income                                              (365,195)          --             --
                                                                                     -----------    -----------    -----------
Net cash provided by (used in) operating activities                                     (702,812)     3,975,846      2,808,932
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Notes receivable, net                                                           (3,270,008)    (3,550,886)    (4,534,235)
      Decrease (increase) in deferred assets                                             198,153         66,050        (67,913)
      Purchases of property and equipment, net                                           (84,237)       (35,577)    (1,057,852)
      Net cash paid for minority interest                                                   --             --         (820,000)
                                                                                     -----------    -----------    -----------
Net cash used in investing activities                                                 (3,156,092)    (3,520,413)    (6,480,000)
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                                      9,593,122      5,693,139      9,794,082
      Proceeds from notes payable to affiliates                                          900,000           --             --
      Principal payments on notes payable                                             (5,841,405)    (5,416,266)    (6,058,556)
      Principal payments on notes payable to affiliates                                 (742,672)      (370,625)      (271,187)
      Distributions to minority partners                                                    --         (937,534)      (140,000)
      Proceeds from issuance of common stock                                              86,212        423,875         98,193
      Acquisition of treasury stock and other                                            (25,422)       (11,524)          (579)
      Redemption of preferred stock                                                         --          (12,000)          --
      Preferred stock dividend payments                                                     --          (47,969)       (47,894)
                                                                                     -----------    -----------    -----------
Net cash provided by (used in) financing activities                                    3,969,835       (678,904)     3,374,059
                                                                                     -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     110,931       (223,471)      (297,009)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         3,635,587      3,746,518      3,523,047
                                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                             $ 3,746,518    $ 3,523,047    $ 3,226,038
                                                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES:
      Notes payable issued to extinguish accrued liabilities                         $      --      $      --      $ 2,400,000
      Notes payable assumed by buyer of property and equipment                          (320,000)      (180,000)    (2,143,000)
      Notes payable issued or assumed to purchase assets or minority interest          2,606,550      3,080,278      1,975,000
      Treasury stock received for sale of property and equipment                            --             --         (625,000)
      Common stock issued to acquire assets or in exchange for indebtedness              240,000           --          355,000

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

         The consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly-owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. The Company's operations also include marketing of skin and hair care products which are not considered significant to resort operations.

Reverse Stock Split

         On January 9, 1998, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-five reverse stock split of the Company's issued and outstanding shares of common stock. The reverse stock split has been retroactively reflected in the accompanying financial statements.

Resort Property Held for Vacation Ownership Interest Sales

         Resort property held for Vacation Ownership Interest sales is recorded at the lower of historical cost less amounts charged to cost of Vacation Ownership Interests sold or market. As Vacation Ownership Interests are sold, the Company amortizes to cost of sales the average carrying value of the property plus estimated future additional costs related to remodeling and construction.

         Land held for sale is recorded at the lower of cost or fair value less cost to sell, consistent with the Company's intention to liquidate these properties.

Revenue Recognition

         Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate ("SFAS 66"). No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest. Resort operating revenue represents daily room rentals and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Property and Equipment, Net

         Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 30 years. Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.

Consolidated Statements of Cash Flows

         Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest to resort property under development:

                                    Year Ended December 31,
                             ------------------------------------
                                1995         1996         1997
                             ----------   ----------   ----------
      Interest paid          $1,271,000   $1,746,000   $2,222,000
      Income taxes paid         221,000      723,000       78,000
      Capitalized interest      228,000       95,000      213,000

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Matters

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company did not grant any stock options to employees in 1996 or 1997. The Company intends to continue to apply APB Option No. 25 to any future stock options that may be granted to employees.

         In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which is effective for fiscal years beginning after December 31, 1996. During 1997, SFAS 125 was adopted and had no significant impact on the Company's financial position, results of operations or cash flows.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. During 1997, SFAS 129 was adopted and had no significant effect on the Company's disclosures about its capital structure.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company does not believe the adoption of SFAS 130 will have a material impact on its financial statement presentation or related disclosures.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

Reclassifications

         The financial statements for prior periods have been reclassified to be consistent with the current period financial statement presentation.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Notes Receivable, Net

         Notes receivable consist of the following:

                                                       December 31,
                                               ----------------------------
                                                   1996            1997
                                               ------------    ------------
Vacation Ownership Interest notes receivable   $ 10,559,309    $ 14,522,191
Holdbacks by financial institutions               3,481,061       4,091,294
Other receivables                                   275,347         199,164
Allowance for possible credit losses             (2,569,997)     (2,951,028)
                                               ------------    ------------
                                               $ 11,745,720    $ 15,861,621
                                               ============    ============

         Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 11% to 16% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

         The Company has agreements with financial institutions for total commitments aggregating $20 million under which the Company may sell certain of its notes receivable. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Notes may be sold at discounts to yield the consumer market rate as defined by the financial institution. At December 31, 1997, approximately $6.0 million is available under these commitments.

         The Company also has financing commitments aggregating $19.2 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 3.25% to prime plus 5% and expire at various dates from 1998 through 2000. At December 31, 1997, approximately $13.0 million is available under these commitments.

         At December 31, 1996 and 1997, the Company had approximately $22 million and $24 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Golden Eagle Resort and Varsity Clubs of America-South Bend ("VCA-South Bend").

         At December 31, 1996 and 1997, the Company had approximately $188,000 and $173,000, respectively, in additional outstanding notes sold on a recourse basis to related parties.

         At December 31, 1997, notes receivable in the amount of approximately $302,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 13).

         The following summarizes activity in the allowance for possible credit losses:

                                           Year Ended December 31,
                                  -----------------------------------------
                                      1995           1996           1997
                                  -----------    -----------    -----------
Beginning balance                 $ 1,262,483    $ 2,410,900    $ 2,569,997
Provision for doubtful accounts     1,235,417        590,653        702,417
Amounts written off                   (87,000)      (431,556)      (321,386)
                                  -----------    -----------    -----------
Ending balance                    $ 2,410,900    $ 2,569,997    $ 2,951,028
                                  ===========    ===========    ===========

         The Company considers all notes receivable past due in excess of 90 days to be delinquent. At December 31, 1997, $3.2 million in principal, or 8.2%, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

         At December 31, 1996 and 1997, the above allowance includes $440,000 and $480,000 respectively, for notes sold with recourse.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Resort Property Held For Vacation Ownership Interest Sales

         Resort property held for Vacation Ownership Interest sales consists of the following:

                                                     December 31,
                                             ----------------------------
                                                 1996             1997
                                             ----------------------------
         VCA-- South Bend                    $ 5,692,165      $ 4,421,308
         Los Abrigados                         4,325,052        3,826,206
         Golden Eagle Resort                   2,242,947        2,433,410
         Kohl's Ranch Lodge                    2,110,012        2,054,609
         The Inn at Los Abrigados                773,911        1,168,320
         Roundhouse Resort                          --            715,305
         Ventura Resort                           63,000           39,000
         Costa Vida Resort                        40,500            8,500
                                             -----------      -----------
                                             $15,247,587      $14,666,658
                                             ===========      ===========

         In September 1994, the Company acquired, for $15,000, an option from an affiliate to purchase 667 Vacation Ownership Interests in Los Abrigados that were sold in 1992. The terms of the option agreement provide that the seller may sell to the Company or the Company may acquire from the seller up to 25 Vacation Ownership Interests per month and, in addition, up to one half of the remainder of the 667 Vacation Ownership Interests per year, for $2,100 per Vacation Ownership Interest. The seller must provide the Company with written notice of its intent to sell 30 days in advance of a monthly sale and 180 days in advance of an annual sale. The Company had purchased 560 Vacation Ownership Interests under this option as of December 31, 1997.

         Varsity Clubs of America Incorporated ("Varsity Clubs"), a wholly-owned subsidiary of ILX, intends to develop lodging accommodations in areas located near major university campuses, and to market those lodging accommodations, including interval ownership interests, to alumni and other sport enthusiasts. The first Varsity Clubs facility, located near the University of Notre Dame, was completed in August 1995. Revenues of $513,400, net of related selling costs of $148,205, were deferred at December 31, 1994 and were recognized in 1995 when construction was complete. The Company is currently constructing a second Varsity Club in Tucson, Arizona (Note 5).

         The Company acquired approximately one-half acre of improved property, to be known as the Inn at Los Abrigados, adjacent to Los Abrigados, in September 1996 for a purchase price of $750,000, consisting of a $185,862 cash down payment and a $564,138 first deed of trust. The Company made improvements to the property through late November 1997 when it commenced resort operations. Vacation Ownership Interest sales are expected to begin in 1998.

         In December 1997, the Company acquired the Roundhouse Resort, an existing 59-unit Vacation Ownership Interest resort with approximately five acres of developable land located in Pinetop/Lakeside, Arizona. The purchase price of $700,000 was financed by the issuance of a note payable. The Company intends to construct additional Vacation Ownership Interests on the property commencing in 1998.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Net Income Per Share

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                                        Basic Net Income Per Share

                                                                          Year Ended December 31,
                                                                 -----------------------------------------
                                                                     1995           1996           1997
                                                                 -----------    -----------    -----------
Net income                                                       $   624,663    $ 1,051,116    $ 1,667,873
Less: Series A preferred stock dividends                                --          (47,969)       (47,894)
      Series C convertible preferred stock cumulation share
        dividends                                                    (29,047)       (29,047)       (29,052)
                                                                 -----------    -----------    -----------
Net income available to common stockholders - basic              $   595,616    $   974,100    $ 1,590,927
                                                                 ===========    ===========    ===========
Weighted average shares of common stock outstanding - basic        2,520,165      2,566,132      2,635,418
                                                                 ===========    ===========    ===========
Basic net income per share                                       $      0.24    $      0.38    $      0.60
                                                                 ===========    ===========    ===========

                                       Diluted Net Income Per Share

                                                                          Year Ended December 31,
                                                                 ----------------------------------------
                                                                     1995          1996           1997
                                                                 -----------   -----------    -----------
Net income                                                       $   624,663   $ 1,051,116    $ 1,667,873
Less: Series A preferred stock dividends                                --         (47,969)       (47,894)
                                                                 -----------   -----------    -----------
Net income available to common stockholders -- diluted           $   624,663   $ 1,003,147    $ 1,619,979
                                                                 ===========   ===========    ===========
Weighted average shares of common stock outstanding                2,520,165     2,566,132      2,635,418
Add: Convertible preferred stock (Series B and Series C)
       dilutive effect                                               119,492       116,827        111,875
                                                                 -----------   -----------    -----------
Weighted average shares of common stock outstanding -- Diluted     2,639,657     2,682,959      2,747,293
                                                                 ===========   ===========    ===========
Diluted net income per share                                     $      0.24   $      0.37    $      0.59
                                                                 ===========   ===========    ===========

         Stock options to purchase 60,400 shares of common stock at prices ranging from $7.50 per share to $8.125 per share were outstanding at December 31, 1997 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 1999 and 2004.

Note 5. Resort Property under Development

         In July 1995, the Company acquired for $1,002,000 a two-acre parcel in Tucson, Arizona, near the University of Arizona, to be the site of a second Varsity Clubs. The Company made a down payment of $300,600 with the remaining balance of $701,400 financed by a note payable to the seller. Construction of the facility commenced in 1997 and is expected to be completed in 1998. The Company has a commitment for construction financing in the amount of $6.55 million (Note 9), which is expected to be sufficient to build and furnish the property.

Note 6. Deferred Assets

         As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee. The fee is amortized to expense and was payable to the affiliates at the rate of $100 per Los Abrigados Vacation Ownership Interest sold. At December 31, 1996 and 1997, deferred assets included $287,400 and $195,150, respectively, of guarantee fees, net of accumulated amortization.

         As additional consideration for the guarantee, the affiliates were entitled to receive a percentage of certain amounts held back on the sale of notes receivable by a financial institution as collateral. The amount was paid as the amounts held back were collected from the financial institution.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Property and Equipment, Net

Property and equipment consists of the following:

                                                          December 31,
                                                -------------------------------
                                                    1996                1997
                                                -----------         -----------
Land                                            $ 1,658,500         $   379,704
Buildings and improvements                        3,290,834           3,428,956
Leasehold improvements                              498,198               5,719
Furniture and fixtures                              415,714             498,645
Office equipment                                    269,129             318,020
Computer equipment                                  156,611             228,812
Vehicles                                             26,829              56,279
                                                -----------         -----------
                                                  6,315,815           4,916,135
Accumulated depreciation                         (1,438,348)         (1,443,236)
                                                -----------         -----------
                                                $ 4,877,467         $ 3,472,899
                                                ===========         ===========

         In March 1996, the Company, through a subsidiary, became the general partner of the limited partnership that owns Lomacasi Cottages in Sedona, Arizona, a 5.27-acre property approximately one mile from Los Abrigados. At December 31, 1996, property and equipment, net of accumulated depreciation, included $2,162,280 related to Lomacasi Cottages, which served as collateral for two notes payable aggregating $2,156,842 at December 31, 1996 (Note 9). In December 1997, the Company sold its general partner interest in Lomacasi Cottages to a non-affiliated buyer. In connection with the sale, the buyer assumed the notes payable and the Company received as consideration 100,000 shares of its common stock valued at $625,000 resulting in a gain on the sale of $356,000.

Note 8. Income Taxes

         Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                                             December 31,
                                                                      --------------------------
                                                                          1996           1997
                                                                      -----------    -----------
Deferred Tax Assets:
   Nondeductible accruals for uncollectible receivables               $   871,000    $   983,000
   Tax basis in excess of book on resort property held for Vacation
     Ownership Interest sales                                             494,000        125,000
   Deferred startup expenses for tax purposes                             270,000        181,000
   Intangible assets capitalized for tax purposes                          21,000         20,000
   Minority interest allocation in excess of tax                          270,000        390,000
   Alternative minimum tax credit                                         121,000        247,000
   Net operating loss carryforwards                                     1,822,000      2,546,000
     Other                                                                 41,000        177,000
                                                                      -----------    -----------
         Total deferred tax assets                                      3,910,000      4,669,000
                                                                      -----------    -----------
Deferred Tax Liabilities:
   Installment receivable gross profit deferred for tax purposes       (2,595,000)    (4,288,000)
   Tax amortization of loan fees in excess of book                       (136,000)       (77,000)
                                                                      -----------    -----------
         Total deferred tax liabilities                                (2,731,000)    (4,365,000)
                                                                      -----------    -----------
    Deferred income taxes                                             $ 1,179,000    $   304,000
                                                                      ===========    ===========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                        1995           1996           1997
                                                    -----------    -----------    -----------
Federal, computed on income before minority
     interest and income taxes                      $   197,000    $   779,000    $ 1,017,000
Minority interest                                      (170,000)      (191,000)       (60,000)
State, computed on income after minority interest
     and before income taxes                             58,000         91,000        169,000
Deferred tax adjustment                                 128,000           --             --
Decrease in valuation allowance                        (760,000)          --             --
Other                                                      --             --           19,000
                                                    -----------    -----------    -----------
Income tax expense (benefit)                        $  (547,000)   $   679,000    $ 1,145,000
                                                    ===========    ===========    ===========

         The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes. Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests, until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1997.

         The Company is subject to Alternative Minimum Tax ("AMT") as a result of the deferred income that results from the installment sales treatment of timeshare sales for regular tax purposes. The AMT liability creates a deferred tax asset that can be used to offset any future tax liability from regular Federal income tax. This deferred tax asset has an unlimited carryover period.

         In 1994, due to the profitability of Los Abrigados, the improvement in the Arizona real estate market and the development of tax strategies, which include the acquisition by Genesis of Vacation Ownership Interests in resort properties that have historically been sold on a profitable basis, it was concluded that more likely than not a portion of the Genesis net operating loss ("NOL") carryforwards and the remainder of Los Abrigados tax benefits would be utilized. Accordingly, the valuation allowance was reduced in 1994. In 1995, due to the continued expansion and profitability of Vacation Ownership Interests activity it was determined that the balance of the Genesis NOL's would be utilized and the remaining valuation allowance was eliminated.

         At December 31, 1997, the Company, excluding Genesis, had NOL carryforwards of approximately $4,756,000, which expire in 2001 through 2012. At December 31, 1997, Genesis had federal NOL carryforwards of approximately $1,892,000 which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

         In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three year period. Such changes may occur as a result of new common stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commissions on Schedule 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of common stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the net operating loss by the Company, which could result in the Company paying substantial additional federal and state taxes.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Notes Payable

         Notes payable consist of the following:

                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                     1996                  1997
                                                                                 ------------          ------------
Construction note payable, collateralized by deed of trust on VCA-Tucson, interest at 12% plus $100 per annual Tucson Vacation Ownership
     Interest sold, due through 2001                                             $    300,000          $  3,111,924
Note payable, collateralized by 200,000 shares of the Company's common
     stock pledged by an affiliate, interest at 12%, due through 2002                      --             2,316,746
Note payable, collateralized by consumer notes receivable and deed of trust on Kohl's Ranch Lodge, interest at prime plus 4% (12.5% at
     December 31, 1997), due through 2003                                           1,787,228             2,052,473
Construction note payable, collateralized by deed of trust on VCA-South
     Bend, interest at 13%, due through 1988                                        2,797,733             1,490,823
Note payable, collateralized by deed of trust on Kohl's Ranch Lodge, interest
     at prime plus 4% (12.5% at December 31, 1997), due through 2000                       --             1,362,120
Note payable, collateralized by deed of trust on Golden Eagle Resort, notes receivable, and an assignment of the Company's general partnership
     interest in LAP, interest at 12%, due through 1998                             1,449,990             1,349,990
Note payable, collateralized by deed of trust on Los Abrigados, interest at
     prime plus 1.25% (9.75% at December 31, 1997), due through 1999                1,572,167             1,293,167
Note payable, collateralized by notes receivable and deed of trust on Golden
     Eagle Resort, interest at prime plus 4% (12.5% at December 31, 1997),
     due through 2002                                                               1,068,541             1,235,673
Note payable, collateralized by first deed of trust on the Inn at Los Abrigados,
      interest at prime plus 4% (12.5% at December 31, 1997), due through 2000        564,138               750,000
Note payable, collateralized by deed of trust on Roundhouse Resort, interest at
     prime plus 3.5% (12.0% at December 31, 1997), due through 1998                        --               700,000
     Obligations under capital leases with interest at 9.5% to 14.7% (Note 16)        906,309               686,760
Note payable, collateralized by LAP partnership interest, interest at 8%, due
     through 2002                                                                          --               675,000
Note payable, collateralized by 285 Vacation Ownership Interests in Los
     Abrigados, interest at prime plus 4% (12.5% at December 31, 1997), due
     through 2000                                                                          --               523,500
Lines of credit aggregating $2,000,000, interest at prime plus 1.5% to prime
     plus 2%, due through 1998                                                             --               500,000
Note payable, collateralized by deed of trust, interest at 8.5%, due through 2002          --               437,503
Note payable, collateralized by VCA-South Bend consumer notes receivable,
     interest at prime plus 3.25% (11.75 at December 31, 1997), due through 2003      135,840               310,278
Note payable, collateralized by Los Abrigados, consumer notes receivable,
     interest at prime plus 5% (13.5% at December 31, 1997), due through 2003         330,953               272,201
Note payable, collateralized by Kohl's Ranch consumer notes receivable, interest
     at prime plus 5% (13.5% at December 31, 1997), due through 2003                  265,489               262,358
Note payable, collateralized by second deed of trust on Kohl's Ranch Lodge,
     interest at 8%, due through 2000                                                 190,450               156,526
Note payable, collateralized by 122 Vacation Ownership Interests in Kohl's
     Ranch Lodge, interest at 10% due December 1999, convertible to common stock at $7.50 per share collateralized by Kohl's Ranch Lodge consumer
     notes receivable                                                                      --               150,000

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                     1996                  1997
                                                                                 ------------          ------------
Note payable, interest at prime plus 3.5% (12.0% at December 31, 1997), due
     through 2005                                                                          --                77,842
Note payable, collateralized by consumer notes receivable and deed of trust on
     Los Abrigados, interest at prime plus 4% (12.5% at December 31, 1997), due
     through 1998                                                                     140,668                58,636
Note payable, collateralized by deed of trust, interest at 7.375%, due through
     2001                                                                              54,996                44,309
Other                                                                                      --                66,650
Notes payable repaid or extinguished in 1997                                        3,302,594                    --
                                                                                  -----------           -----------
                                                                                  $14,867,096           $19,884,479
                                                                                  ===========           ===========

         At December 31, 1997, approximately $15.8 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 1997 are as follows:

             1998                                     $  6,053,856
             1999                                        1,357,384
             2000                                        2,054,078
             2001                                        3,248,636
             2002                                        4,195,373
             Thereafter                                  2,975,152
                                                      ------------
                                                      $ 19,884,479
                                                      ============
Note 10. Notes Payable to Affiliates

         Notes payable to affiliates consist of the following:

                                                                                            December 31,
                                                                                 ----------------------------------
                                                                                     1996                  1997
                                                                                 ------------          ------------
Note payable, collateralized by LAP partnership interest, interest at 8%,
     due through 2002                                                            $         --          $  1,200,000
Note payable, collateralized by LAP partnership interest, interest at 8%,
     due through 1999                                                                 909,078               909,078
Other                                                                                      --                57,022
Notes payable repaid or extinguished in 1997                                          658,209                    --
                                                                                 ------------          ------------
                                                                                 $  1,567,287          $  2,166,100
                                                                                 ============          ============

Future maturities of notes payable to affiliates at December 31, 1997 are as follows:

                1998                                  $    257,022
                1999                                     1,109,078
                2000                                       200,000
                2001                                       200,000
                2002                                       400,000
                                                      ------------
                                                      $  2,166,100
                                                      ============

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Total interest expense on notes payable to affiliates for the years ended December 31, 1995, 1996 and 1997 was approximately $222,000, $158,000 and $147,000, respectively.

Note 11. Minority Interests

         Minority interests consisted primarily of the Company's interests in LAP, the Arizona limited partnership that owns and operates Los Abrigados. Through August 1997, the Company held a 78.5% interest in LAP and the 21.5% minority interest was held by Class B limited partners. In August 1997, the Company acquired the Class B Limited Partnership Interest in LAP for a purchase price of $2,920,000 consisting of $820,000 cash, the issuance of 20,000 shares of the Company's common stock valued at $6.25 per share, and the issuance of promissory notes in the amounts of $1,300,000 and $675,000 (Notes 9 and 10).

Note 12. Commitments and Contingencies

Operating Leases

         Future minimum lease payments on noncancelable operating leases at December 31, 1997 are as follows:

                1998                          $    263,000
                1999                               206,000
                2000                               171,000
                2001                               107,000
                2002                                 9,000
                                              ------------
                                              $    756,000
                                              ============

         Total rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $490,000, $443,000 and $532,000, respectively.

Legal Proceedings

         Although the Company may be subject to litigation from time to time in the ordinary course of its business, it is not a party to any pending or threatened legal proceedings that it believes will have a material impact on its business.

Note 13. Shareholders' Equity

Preferred Stock

         At December 31, 1996 and 1997, preferred stock includes 60,152 and 59,845 shares of the Company's Series A Preferred Stock carried at $601,520 and $598,450, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $47,969 in 1996 and $47,894 in 1997. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 1997, notes receivable in the amount of approximately $302,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund. The Company redeemed 5,035 shares of Series A Preferred Stock for $12,000 in 1996.

         At December 31, 1996 and 1997, preferred stock also includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for five shares of preferred stock.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. Through September 1996, these shares could also have been exchanged for lodging certificates under certain conditions.

         At December 31, 1996 and 1997, preferred stock also includes 276,957 and 265,623 shares of the Company's Series C Convertible Preferred Stock carried at $762,723 and $731,441, respectively. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends are not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") may be converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 1995, 1996 and 1997, 7,524, 13,515 and 11,334 Series C Convertible shares were exchanged for 2,508, 4,505 and 3,778 common shares, respectively. For the years ended December 31, 1995, 1996, and 1997, 372, 702 and 797 common shares were issued to exchanging shareholders for their 1995, 1996 and 1997 dividend arrearage, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

         In March 1994, the Company issued warrants for 20,000 shares of ILX restricted common stock exercisable at a price of $8.125 per share, the approximate market value at date of issuance. The warrants were issued in conjunction with the early collection in March 1994, of a note receivable with a due date of December 31, 1997, in the amount of $900,000. The warrants expired without being exercised on June 30, 1997.

         During 1995, 4,923 shares of restricted common stock valued at $29,232 were issued in exchange for services provided to the Company. The stock was valued at the approximate market price on the date of the agreement.

         Effective June 1995, the Company entered into a one-year consulting agreement for investor relations, broker relations and public relations services. In exchange for the services to be provided, the Company issued 10,000 shares of restricted common stock in 1995 and 10,000 shares in 1996. The shares were valued at $5.9375 per share and the cost was recognized over a one-year period. In addition, during 1995, the Company granted options for 80,000 shares of common stock at $6.25 per share and 20,000 shares of common stock at $8.125 per share. During 1996, options for 50,000 shares were exercised at $6.25.

         In June 1995, the Company issued 24,000 shares of restricted Common Stock as partial consideration for the acquisition of Kohl's Ranch Lodge.

         In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment bankers and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX issued 12,000 shares of ILX common stock on August 1, 1997 and will issue an additional 12,000 shares in March 1998. The shares issued and to be issued have been valued at $112,500. In accordance with the terms of the agreement, ILX has registered with the Securities and Exchange Commission the shares issued in August and will likewise cause the shares to be issued in February to be so registered. The parties intend for the agreement to remain in effect for a minimum of one year.

         For the years ended December 31, 1995, 1996 and 1997, the Company issued 7,220, 14,500 and 17,240 shares of restricted common stock, or Treasury stock, valued at $26,837, $52,000 and $49,387, respectively, to employees in exchange for services provided.

Note 14. Employee Stock Option Plans

         The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 268,275 shares.

     Stock option transactions are summarized as follows:
          Outstanding at December 31, 1994                         65,600
          Options granted                                         110,000
          Options canceled                                         (1,000)
                                                                  -------
          Outstanding at December 31, 1995                        174,600
          Options exercised                                       (50,000)
          Options canceled                                        (58,600)
                                                                  -------
          Outstanding at December 31, 1996                         66,000
          Options canceled                                         (5,600)
                                                                  -------
          Outstanding at December 31, 1997                         60,400
                                                                  =======

         The exercise price for options granted in 1995 ranged from $6.25 to $8.125 per share and includes options for 10,000 shares granted to directors. The exercise price for options exercised in 1996 was $6.25 per share for 50,000 shares. The exercise price for options outstanding at December 31, 1997 ranged from $7.50 to $8.125 per share. Options outstanding at December 31, 1997 have expiration dates as follows:

         Year Ending                                 Options for
         December 31,                                  Shares
         ------------                                  ------

            1999                                       12,500
            2000                                       10,000
            2004                                       37,900
                                                       ------
                                                       60,400
                                                       ======

Note 15. Related Party Transactions

         In addition to the related party  transactions  described  elsewhere in
the  financial   statements,   the  Company  had  the  following  related  party
transactions:

         The Company leased from affiliates through October 1, 1996, 41 Vacation Ownership Interests in the Stonehouse at Los Abrigados at the rate of $1,000 per Vacation Ownership Interest per year. The Company paid $41,000 and $30,750 per year in lease payments to affiliates for the years ended December 31, 1995 and 1996. The affiliates paid maintenance fees to the Company on an annual basis for their ownership intervals of $650 per interval in 1995 and $714 per interval in 1996.

         In June 1995, an affiliate of the Company purchased twenty-four (24) one-night intervals in VCA-South Bend for $90,000.

         In December 1995, in exchange for modification of the terms of note payables to affiliates, the Company provided the affiliates with the option to convert, at maturity, the $580,000 note balances into shares of ILX common stock at the price of $10 per share. In July 1997, the Company issued 36,800 shares of its common stock in exchange for $230,000 of the balance on this note. In conjunction with the exchange, 100 Vacation Ownership Interests in Los Abrigados, which collateralized the note, were released.

         In December 1995, the Company sold its Red Rock Collection building to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leased

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

back the building for a one-year term, with four one-year options to renew through December 2000. Rent of $44,000 was paid in 1996 and $48,000 in 1997.

         In January 1996, an affiliate of the Company agreed to accept a discounted payment of $60,000 cash and $100,000 in a promissory note as full satisfaction of a remaining obligation of the Company to such affiliate of $173,225 in guarantee fees and $44,073 in holdbacks. The note was paid in full in January 1997.

         In September 1996, the Company purchased from an affiliate twenty Vacation Ownership Interests in the Stonehouse at Los Abrigados for $260,000. Subsequently, the affiliate purchased 52 Vacation Ownership Interests in Kohl's Ranch for $260,000.

Note 16. Capital Leases

         Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $1,097,720 and $1,132,033 (net of accumulated amortization of $369,880 and $456,032) at December 31, 1996 and 1997, respectively. The leases expire through 2000. Future minimum lease payments at December 31, 1997 are as follows:

          1998                                        $   366,848
          1999                                            306,057
          2000                                            113,246
                                                      -----------
          Total                                           786,151
          Less:  Amounts representing interest            (99,391)
                                                      -----------
          Net minimum lease payments                  $   686,760
                                                      ===========

Note 17. Concentrations of Risk

Credit Risk

         The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

         The Company offers financing to the buyers of Vacation Ownership Interests at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven-year period and are collateralized by a first mortgage on the Vacation Ownership Interest. The Company bears the risk of defaults on these promissory notes. The Company performs credit evaluations prior to Vacation Ownership Interest sales. The Vacation Ownership Interests deed of trust serves as collateral on the note receivable. If a buyer of a Vacation Ownership Interest defaults, the Company generally must foreclose on the interest and attempt to resell it; the associated marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

Interest Rate Risk

         Because the Company's indebtedness bears interest at variable rates and the Company's customer receivables bear interest at fixed rates, increases in interest rates could cause the rate on the Company's borrowings to exceed the rate at which the Company provides financing to its customers. The Company does not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows and financial position.

Availability of Funding Sources

         The Company funds substantially all of the notes receivable, resort property held for Vacation Ownership Interest sale and land inventory which it originates or purchases with sales of consumer notes, borrowings through its financing facilities and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from sales of notes receivable

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or from repayments by consumers of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows and financial condition.

Geographic Concentration

         The Company's notes receivable are primarily originated in Arizona and, to a lesser extent, Indiana. The risk inherent in such concentrations is dependent upon regional and general economic stability that affects property values and the financial stability of the borrowers. The Company's resort property held for Vacation Ownership Interests sales is also concentrated in these states. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

Notes 18. Disclosures about Fair Values of Financial Instruments

         SFAS 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents

         The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair value because of the short maturity of these instruments.

Notes receivable

         The carrying amount reported in the balance sheet for notes receivable approximates its fair value because the interest rates on the portfolio of notes receivable approximate current interest rates to be received on similar current notes receivable.

Notes payable

         The carrying amount reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Notes payable to affiliates

         The fair value of the notes payable to affiliates is not determinable since these financial instruments are not readily marketable and are payable to affiliates.

Note 19. Subsequent Events

         On February 2, 1998, the Company filed with the Securities and Exchange Commission a Registration Statement related to the proposed public offering by the Company of shares of its common stock.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Quarterly Financial Data (Unaudited)

         Quarterly financial information is presented in the following summary.

                                                         1996
                                 ----------------------------------------------------
                                                 Three Months Ended
                                 ----------------------------------------------------
                                  March 31     June 30     September 30   December 31
                                 ----------   ----------   ------------   -----------
Revenues                         $7,401,871   $8,118,675    $8,442,002    $7,618,679
Operating income                    788,308    1,026,305     1,536,058       915,805
Net income                           97,548      254,423       498,787       200,358
Net income per share - basic            .03          .09           .18           .07
Net income per share - diluted          .03          .09           .18           .07

                                                         1997
                                 ----------------------------------------------------
                                                 Three Months Ended
                                 ----------------------------------------------------
                                  March 31     June 30     September 30   December 31
                                 ----------   ----------   ------------   -----------
Revenues                         $7,783,805   $8,942,588    $9,997,859    $9,686,494
Operating income                    714,647    1,271,352     1,335,128     1,399,022
Net income                          106,204      422,823       457,019       681,827
Net income per share - basic            .03          .15           .16           .25
Net income per share - diluted          .03          .15           .16           .24

                                    Exhibits

                                       to

                                 1997 Form 10-K


                            ILX RESORTS INCORPORATED

 Exhibit                                                                                      Page Numbers or
 Numbers                                  Description                                         Method of Filing
 -------                                  -----------                                         ----------------

     1       Form of Underwriting Agreement                                               Incorporated by reference
                                                                                          to Registration Statement
                                                                                          on Form S-1 No. 333-45403

  3(i).1     Articles  of   Incorporation  of   International   Leisure   Enterprises     Incorporated by reference
             Incorporated (filed October 8, 1986)                                         to Registration Statement
                                                                                          on Form S-1 No. 33-16122

  3(i).2     Articles of Amendment to the Articles of  Incorporation of International     Incorporated by reference
             Leisure Enterprises Incorporated (filed August 31, 1987)                     to 1990 10-K

  3(i).3     Articles of Amendment to the Articles of  Incorporation of International     Incorporated by reference
             Leisure Enterprises Incorporated (filed October 19, 1987)                    to 1994 10-K/A-3


  3(i).4     Articles of Amendment to the Articles of  Incorporation of International     Incorporated by reference
             Leisure Enterprises Incorporated (filed May 3, 1990)                         to 1994 10-K/A-3

  3(i).5     Articles of Amendment to the Articles of  Incorporation of International     Incorporated by reference
             Leisure Enterprises  Incorporated (Name changed by this Amendment to ILX     to 1993 10-K
             Incorporated), (filed June 28, 1993)

  3(i).6     Certificate of Amendment to Articles of Incorporation, filed January 12,     Incorporated by reference
             1998                                                                         to Registration Statement
                                                                                          on Form S-1 No. 333-45403

  3(i).7     Articles of Correction,  filed January 22, 1998, to correct  Certificate     Incorporated by reference
             of Amendment to Articles of Incorporation, dated January 12, 1998            to Registration Statement
                                                                                          on Form S-1 No. 333-45403

  3(i).8     Certificate of  Designation,  Preferences,  Rights,  and  Limitations of     Incorporated by reference
             Series A  Preferred  Stock,  $10.00 par value of  International  Leisure     to 1991 10-K
             Enterprises Incorporated, filed September 5, 1991

  3(i).9     Certificate of  Designation,  Preferences,  Rights,  and  Limitations of     Incorporated by reference
             Series B  Preferred  Stock,  $10.00 par value of  International  Leisure     to 1991 10-K
             Enterprises Incorporated, filed September 5, 1991

3(ii).10     Certificate of Designation of Series C Preferred Stock,  filed April 30,     Incorporated by reference
             1993                                                                         to 1993 10-K

  3.(ii)     Amended  and  Restated  Bylaws  of  International   Leisure  Enterprises     Incorporated by reference
             Incorporated, dated October 26, 1987                                         to 1990 10-K

      4      Form of Common Stock Certificate                                             Incorporated by reference
                                                                                          to   Form   8-A,    filed
                                                                                          February 4, 1998

   10.1      1992 Stock Option Plan                                                       Incorporated by reference
                                                                                          to 1992 10-K

   10.2      1995 Stock Option Plan                                                       Incorporated by reference
                                                                                          to 1995 10-K

Exhibit                                                                                    Page Numbers or
Numbers                              Description                                           Method of Filing
-------                              -----------                                           ----------------

 10.3       Agreement  and Plan of  Merger  among ILE  Acquisition  Corporation,     Incorporated by reference
            International   Leisure   Enterprises   Incorporated   and   Genesis     to 1992 10-K
            Investment Group, Inc., dated March 15, 1993

 10.4       First  Amendment  to  Agreement  and  Plan  of  Merger  between  ILE     Incorporated by reference
            Acquisition    Corporation,    International   Leisure   Enterprises     to 1993 10-K
            Incorporated  and Genesis  Investment  Group,  Inc., dated April 22,
            1993

 10.5       Agreement among ILX Incorporated,  Martori Enterprises Incorporated,     Incorporated by reference
            Los Abrigados  Partners  Limited  Partnership,  Red Rock  Collection     to 1995 10-K
            Incorporated,  Edward John  Martori and Joseph P. Martori as Trustee
            for Cynthia J. Polich Irrevocable Trust dated December 29, 1995


 10.6       Lease Agreement  between Edward John Martori and Red Rock Collection     Incorporated by reference
            Incorporated, dated December 29, 1995                                    to 1995 10-K

 10.7       First  Amended   Certificate  of  Limited  Partnership  and  Amended     Incorporated by reference
            Agreement  of Los  Abrigados  Partners  Limited  Partnership,  dated     to 1991 10-K
            September 9, 1991

 10.8       Certificate  of Amendment of Limited  Partnership  for Los Abrigados     Incorporated by reference
            Partners Limited Partnership, dated November 11, 1993                    to 1994 10-K/A-3

 10.9       First  Amendment  to Amended  Agreement  of Los  Abrigados  Partners     Incorporated by reference
            Limited Partnership, dated February 9, 1996                              to 1995 10-K

 10.10      Deed  of  Trust  and  Assignment  of  Rents  to  Cynthia  J.  Polich     Incorporated by reference
            Irrevocable Trust and Edward John Martori by Los Abrigados  Partners     to 9/30/95 10-Q/A
            Limited Partnership, dated July 27, 1995

 10.11      Real Estate Purchase  Contract between Indian Wells Partners,  Ltd.,     Incorporated by reference
            Los Abrigados Partners Limited Partnership and International Leisure     to 1992 10-K
            Enterprises Incorporated, dated December 18, 1992

 10.12      Option  Agreement  between Indian Wells  Partners,  Ltd. and Martori     Incorporated by reference
            Enterprises Incorporated, dated March 31, 1994                           to 1994 10-K/A-3

 10.13      Assignment of Option by Martori Enterprises  Incorporated to Genesis     Incorporated by reference
            Investment Group, Inc., dated September 15, 1994                         to 1994 10-K/A-3

 10.14      Lease  Agreement  between  Indian  Wells  Partners,   Ltd.  and  Los     Incorporated by reference
            Abrigados Partners Limited Partnership, dated December 21, 1992          to 1992 10-K

 10.15      Second  Amendment to Lease Agreement  between Indian Wells Partners,     Incorporated by reference
            Ltd. and Los Abrigados Partners Limited Partnership, dated March 31,     to 1994 10-K/A-3
            1994

 10.16      Contract of Sale of Membership  Agreements and Installment  Purchase     Incorporated by reference
            Agreements  with  Recourse  between  Resort  Funding,  Inc.  and Los     to 1993 10-K
            Abrigados Partners Limited Partnership, dated September 14, 1993

Exhibit                                                                                    Page Numbers or
Numbers                              Description                                           Method of Filing
-------                              -----------                                           ----------------

 10.17      Agreement for Purchase and Sale of Kohl's Ranch between Kohl's Ranch     Incorporated by reference
            Associates and ILX Incorporated, dated March 10, 1995 (Kohl's Ranch)     to 6/30/95 1O-Q/A-2


 10.18      First  Amended   Certificate  of  Limited  Partnership  and  Amended     Incorporated by reference
            Agreement of The Sedona Real Estate  Limited  Partnership  #1, dated     to 1995 10-K
            March 1, 1996 (Lomacasi Resort)

 10.19      Letter Agreement dated February 27, 1996 (Lomacasi Resort)               Incorporated by reference
                                                                                     to 1995 10-K

 10.20      Articles of Limited  Partnership  between Hotel  Syracuse  Timeshare     Incorporated by reference
            Corporation and Syracuse Project Incorporated, dated August 15, 1995     to 9/30/95 10-Q/A


 10.21      Agreement of Purchase and Sale of Real  Property,  Improvements  and     Incorporated by reference
            Associated  Personalty  between Hotel  Syracuse,  Inc. and Orangemen     to 9/30/95 10-Q/A
            Club Limited Partnership, dated September 12, 1995

 10.22      Letter of  Commitment  between  Resort  Service  Company,  Inc.  and     Incorporated by reference
            Orangemen Club Limited Partnership, dated August 9, 1995                 to 9/30/95 10-Q/A

 10.23      Service  Agreement  between Hotel Syracuse,  Inc. and Orangemen Club     Incorporated by reference
            Limited Partnership, dated September 12, 1995                            to 9/30/95 10-Q/A

 10.24      Consulting  Agreement between Investor Resource  Services,  Inc. and     Incorporated by reference
            ILX Incorporated, dated January 1, 1997                                  to 1/1/97 8-K

 10.25      Consulting  Agreement  between  Universal  Solutions,  Inc.  and ILX     Incorporated by reference
            Incorporated                                                             to 1/7/97 8-K

 10.26      Secured Promissory Note ($770,000) by Los Abrigados Partners Limited     Incorporated by reference
            Partnership to Martori Enterprises, Inc. dated August 31, 1992           to Registration Statement
                                                                                     on Form S-1 No. 333-45403

 10.27      Assignment  of Deeds of Trust to  Martori  Enterprises  Inc.  by Los     Incorporated by reference
            Abrigados Partners Limited Partnership, dated August 31, 1992            to Registration Statement
                                                                                     on Form S-1 No. 333-45403

 10.28      Agreement for Transfer of Limited Partnership  Interest between ILX,     Incorporated by reference
            Inc and Martori Enterprises Inc., dated August 8, 1997                   to Form 8-K, filed August
                                                                                     22, 1997

 10.29      Installment  Promissory  Note  ($1,300,000)  by ILX, Inc. to Martori     Incorporated by reference
            Enterprises Inc., dated August 8, 1997                                   to Form 8-K, filed August
                                                                                     22, 1997

 10.30      Security  Agreement between ILX, Inc. and Martori  Enterprises Inc.,     Incorporated by reference
            dated August 8, 1997                                                     to Form 8-K, filed August
                                                                                     22, 1997

 10.31      Amended and Restated  Promissory  Note  ($909,078)  by ILX,  Inc. to     Incorporated by reference
            Edward J. Martori, dated January 1, 1996                                 to Registration Statement
                                                                                     on Form S-1 No. 333-45403

Exhibit                                                                                    Page Numbers or
Numbers                              Description                                           Method of Filing
-------                              -----------                                           ----------------

 10.32      Promissory  Note  ($250,000)  by  Los  Abrigados   Partners  Limited     Incorporated by reference
            Partnership  and ILX,  Inc. to Joseph P.  Martori as Trustee for the     to Registration Statement
            Cynthia J. Polich Irrevocable Trust, dated January 1, 1996               on Form S-1 No. 333-45403

 10.33      Agreement for Transfer of Limited Partnership  Interest by ILX, Inc.     Incorporated by reference
            and Alan R. Mishkin, dated August 29, 1997                               to Form 8-K, filed August
                                                                                     22, 1997

 10.34      Installment  Promissory  Note  ($675,000)  by ILX,  Inc.  to Alan R.     Incorporated by reference
            Mishkin dated September 24, 1997                                         to Form 8-K, filed August
                                                                                     22, 1997

 10.35      Security  (Pledge)  Agreement between ILX, Inc. and Alan R. Mishkin,     Incorporated by reference
            dated September 24, 1997                                                 to Form 8-K, filed August
                                                                                     22, 1997

 10.36      Form of Employment Agreement among ILX Resorts Incorporated and each     Incorporated by reference
            of Joseph Martori, Nancy Stone and Edward Zielinski                      to Registration Statement
                                                                                     on Form S-1 No. 333-45403

 10.37      Letter   Agreement   between  Texas  Capital   Securities   and  ILX     Incorporated by reference
            Incorporated, dated January 7, 1997                                      to Registration Statement
                                                                                     on Form S-1 No. 333-45403

 10.38      Assumption  Agreement among Investor Resource  Services,  Inc., ILX,     Incorporated by reference
            Inc., and Martori Enterprises Incorporated, dated January 1, 1997        to Form  8-K,  filed  May
                                                                                     20, 1997

 10.39      Assumption  Agreement among Texas Capital Securities,  ILX, Inc. and     Incorporated by reference
            Martori Enterprises, Inc., dated January 7, 1997                         to Form  8-K,  filed  May
                                                                                     20, 1997

 10.40      Stock Purchase  Agreement between Genesis Investment Group, Inc. and     Incorporated by reference
            Goodyear 93, L.L.C., dated December 5, 1997                              to Registration Statement
                                                                                     on Form S-1 No. 333-45403

 10.41      Option  Agreement  between  Texas Capital  Securities  and ILX Inc.,     Incorporated by reference
            dated January 7, 1997                                                    to   Form   8-K,    filed
                                                                                     January 7, 1997

 10.42      Agreement  for Purchase and Sale of Debbie  Reynolds  Hotel & Casino     Incorporated by reference
            between  Debbie  Reynolds Hotel & Casino,  Inc. and Debbie  Reynolds     to 9/30/96 10-Q
            Resorts, Inc. and ILX, dated October 30, 1996

 10.43      Financing  Agreement  between Martofi  Enterprises  Incorporated and     Incorporated by reference
            International  Leisure Enterprises  Incorporated,  dated January 13,     to 1992 10-K
            1992

 10.44      Financing Agreement between Martori Enterprises Incorporated and Los     Incorporated by reference
            Abrigados Partners Limited Partnership, dated August 31, 1992            to 1991 10-K

 10.45      Secured   Promissory  Note  and  Security  Agreement  and  Financing     Incorporated by reference
            Agreement between Martori Enterprises Incorporated and International     to 1993 10-K
            Leisure Enterprises Incorporated, dated June 11, 1993

Exhibit                                                                                    Page Numbers or
Numbers                              Description                                           Method of Filing
-------                              -----------                                           ----------------

  21        List of Subsidiaries of ILX Resorts Incorporated                         Incorporated by reference
                                                                                     to Registration Statement
                                                                                     on Form S-1 No. 333-45403

  23        Consent of Deloitte & Touche LLP                                         Filed herewith

  27.1      Financial Data Schedule - Year Ended December 31, 1997                   Filed herewith

  27.2      Financial Data Schedule - Nine Months Ended September 30, 1997           Filed herewith

  27.3      Financial Data Schedule - Six Months Ended June 30, 1997                 Filed herewith

  27.4      Financial Data Schedule - Three Months Ended March 31, 1997              Filed herewith

  27.5      Financial Data Schedule - Year Ended December 31, 1996                   Filed herewith

  27.6      Financial Data Schedule - Nine Months Ended September 30, 1996           Filed herewith

  27.7      Financial Data Schedule - Six Months Ended June 30, 1996                 Filed herewith

  27.8      Financial Data Schedule - Three Months Ended March 31, 1996              Filed herewith

  27.9      Financial Data Schedule - Year Ended December 31, 1995                   Filed herewith