Form 10-Q
period 1998-03-31
ILX RESORTS INC
filed 1998-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 1998            Commission File Number 001-13855
                      --------------                                   ---------


                            ILX RESORTS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                      86-0564171
-------------------------------             ------------------------------------
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

                                        Yes    X            No
                                             -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                  Outstanding at March 31, 1998
-------------------------------                    -----------------------------
Common Stock, without par value                           2,629,473 shares

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          December 31,      March 31,
                                                                             1997             1998
                                                                          ------------    ------------
                                     ASSETS
     Cash and cash equivalents                                            $  3,226,038    $  1,963,655
     Notes receivable, net                                                  15,861,621      16,245,912
     Resort property held for Vacation Ownership Interest sales             14,666,658      14,269,699
     Resort property under development                                       2,943,936       4,387,727
     Land held for sale                                                      1,557,498       1,556,998
     Deferred assets                                                           289,009         262,329
     Property and equipment, net                                             3,472,899       3,624,866
     Deferred income taxes                                                     304,430         148,430
     Other assets                                                            1,400,224       1,919,433
                                                                          ------------    ------------

         TOTAL ASSETS                                                     $ 43,722,313    $ 44,379,049
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accounts payable                                                     $  2,830,375    $  1,770,031
     Accrued and other liabilities                                           2,220,566       2,066,185
     Notes payable                                                          19,884,479      21,342,846
     Notes payable to affiliates                                             2,166,100       2,188,848
                                                                          ------------    ------------

         Total liabilities                                                  27,101,520      27,367,910
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $10 par value; 10,000,000 shares authorized;
       380,468 shares issued and outstanding; liquidation preference of
       $ 3,804,680                                                           1,384,891       1,384,891

     Common stock, no par value; 30,000,000 shares authorized;
       2,692,433 and 2,732,533 shares issued                                10,267,667      10,425,188

     Treasury stock, at cost, 103,060 shares                                  (652,587)       (652,587)

     Additional paid in capital                                                 79,450          79,450

     Retained earnings                                                       5,541,372       5,774,197
                                                                          ------------    ------------

         Total shareholders' equity                                         16,620,793      17,011,139
                                                                          ------------    ------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 43,722,313    $ 44,379,049
                                                                          ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three months ended March 31,
                                                                     1997         1998
                                                                  ----------   ----------
TIMESHARE REVENUES:
     Sales of Vacation Ownership Interests                        $5,091,296   $5,560,823
     Resort operating revenue                                      2,427,786    2,518,333
     Interest income                                                 264,723      448,007
                                                                  ----------   ----------
         Total timeshare revenues                                  7,783,805    8,527,163
                                                                  ----------   ----------

COST OF SALES AND OPERATING EXPENSES:
     Cost of Vacation Ownership Interests sold                       665,654      791,442
     Cost of resort operations                                     2,544,586    2,615,140
     Sales and marketing                                           2,809,953    3,331,270
     General and administrative                                      794,274      660,372
     Provision for doubtful accounts                                 146,770      162,269
     Depreciation and amortization                                   112,453       86,618
                                                                  ----------   ----------
         Total cost of sales and operating expenses                7,073,690    7,647,111
                                                                  ----------   ----------

Timeshare operating income                                           710,115      880,052

Income from land and other, net                                        4,532       14,288
                                                                  ----------   ----------

Total operating income                                               714,647      894,340

Interest expense                                                     463,585      505,515
                                                                  ----------   ----------

Income before income taxes and minority interests                    251,062      388,825

Income tax expense                                                    70,573      156,000
                                                                  ----------   ----------

Income before minority interests                                     180,489      232,825

Minority interests                                                    74,285         --
                                                                  ----------   ----------

NET INCOME                                                           106,204      232,825
                                                                  ==========   ==========

NET INCOME PER SHARE

     Basic                                                        $     0.03   $     0.08
                                                                  ==========   ==========

     Diluted                                                      $     0.03   $     0.08
                                                                  ==========   ==========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three months ended March 31,
                                                                                       1997           1998
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $   106,204    $   232,825
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Undistributed minority interest                                                  74,010           --
       Deferred income taxes                                                            34,475        156,000
       Provision for doubtful accounts                                                 146,770        162,269
       Depreciation and amortization                                                   112,669         86,618
       Amortization of guarantee fees                                                   25,350         24,000
       Change in assets and liabilities:
          Decrease in resort property held for Vacation Ownership Interest sales       253,643        396,959
          Increase in resort property under development                                (21,578)    (1,443,791)
          (Increase) decrease in land held for sale                                     (3,572)           500
          Increase in other assets                                                    (251,931)      (450,359)
          Decrease in accounts payable                                                (340,879)    (1,060,344)
          Increase (decrease) in accrued and other liabilities                         145,213        (30,474)
                                                                                   -----------    -----------

Net cash provided by (used in) operating activities                                    280,374     (1,925,797)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable, net                                                           (1,402,950)      (546,560)
    Decrease (increase) in deferred assets                                             (23,466)         2,680
    Purchases of plant and equipment, net                                               12,722       (232,435)
                                                                                   -----------    -----------

Net cash used in investing activities                                               (1,413,694)      (776,315)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                        725,800      3,053,079
    Principal payments on notes payable                                               (998,170)    (1,594,712)
    Principal payments on notes payable to affiliates                                 (117,366)       (18,638)
    Proceeds from issuance of common stock                                              39,375           --
                                                                                   -----------    -----------

Net cash provided by (used in) financing activities                                   (350,361)     1,439,729
                                                                                   -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,483,681)    (1,262,383)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     3,523,047      3,226,038
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 2,039,366    $ 1,963,655
                                                                                   ===========    ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

         The consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. The Company's operations also include marketing of skin and hair care products, which are not considered significant to resort operations.

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

Consolidated Statements of Cash Flows

         Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest.

                                     Three Months Ended March 31,
                                     ----------------------------
                                          1997       1998
                                        --------   --------
         Interest paid                  $497,000   $413,000
         Income taxes paid                  --         --
         Capitalized interest             45,000    129,000

Accounting Matters

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for
financial   statements  for  periods  beginning  after

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 was adopted by the Company in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three months ended March 31, 1997 or March 31, 1998.

Reclassifications

         The financial statements for 1997 have been reclassified to be consistent with the 1998 presentation.

Note 2. Net Income Per Share

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           Basic Net Income Per Share

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                  -----------    -----------
Net income                                                        $   106,204    $   232,825
Less: Series A preferred stock dividends                              (12,000)       (12,000)
Series C convertible preferred stock cumulation share dividends        (8,642)        (8,323)
                                                                  -----------    -----------
Net income available to common stockholders - basic               $    85,562    $   212,502
                                                                  ===========    ===========
Weighted average shares of common stock outstanding - basic         2,605,858      2,608,086
                                                                  ===========    ===========
Basic net income per share                                        $      0.03    $      0.08
                                                                  ===========    ===========
                          Diluted Net Income Per Share
                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                  -----------    -----------
Net income                                                        $   106,204    $   232,825
Less: Series A preferred stock dividends                              (12,000)       (12,000)
                                                                  -----------    -----------
Net income available to common stockholders - diluted             $    94,204    $   220,825
                                                                  ===========    ===========
Weighted average shares of common stock outstanding                 2,605,858      2,608,086
Add: Convertible preferred stock (Series B and C) dilutive effect     114,319        110,541
                                                                  -----------    -----------
Weighted average shares of common stock outstanding - diluted       2,720,177      2,718,627
                                                                  ===========    ===========
Diluted net income per share                                      $      0.03    $      0.08
                                                                  ===========    ===========

         Stock options and warrants to purchase 67,800 shares of common stock at prices ranging from $7.50 per share to $8.125 per share were outstanding at March 31, 1998 but were not included in the computation of diluted net income per share because the options' and warrants' exercise prices were greater than the average market price of common shares. These options and warrants expire at various dates between 1998 and 2004.

Note 3. Shareholders' Equity

         During the first quarter of 1998, the Company issued 28,100 shares of restricted common stock, valued at $82,521, to employees in exchange for services provided. In February 1998, the Company issued 12,000 shares, valued at $75,000, to EVEREN Securities, Inc., for investment banking and underwriting services (see Note 4).

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 4. Subsequent Event

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75 per share. Additionally EVEREN Securities, Inc., the underwriter of the offering, exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75 per share, net of an underwriting discount of 7%. The proceeds, net of commissions and other offering expenses, totaled approximately $10 million and will be used by the Company to reduce its indebtedness.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations includes certain forward-looking statements. When used in this Form 10-Q, the words "estimate," "projection," "intend," "anticipates" and similar terms are intended to identify forward-looking statements that relate to the Company's future performance. Such statements are subject to substantial uncertainty. Readers are cautioned not to place undue reliance on the forward-looking statements set forth below. The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

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

         The Company recognizes revenue from the sale of Vacation Ownership Interests at such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company's future obligations for the Vacation Ownership Interests have been released. Resort operating revenues are recorded as the rooms are rented or the services are performed.

         Costs associated with the acquisition and development of Vacation Ownership Interests, including carrying costs such as interest and taxes, are capitalized and amortized to cost of sales as the respective revenue is recognized.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                   (continued)

Results of Operations

         The following  table sets forth certain  operating  information for the
Company:

                                                                       Three Months Ended March 31,
                                                                            1997         1998
                                                                            -----        -----
As a percentage of total timeshare revenues:
     Sales of Vacation Ownership Interests                                   65.4%        65.2%
     Resort operating revenue                                                31.2%        29.5%
     Interest income                                                          3.4%         5.3%
                                                                            -----        -----
     Total timeshare revenues                                               100.0%       100.0%
                                                                            =====        =====

As a percentage of sales of Vacation Ownership Interests:
     Cost of Vacation Ownership Interests sold                               13.1%        14.2%
     Sales and marketing                                                     55.2%        59.9%
     Provision for doubtful accounts                                          2.9%         2.9%
     Contribution margin percentage from sale of Vacation Ownership
         Interests (1)                                                       28.8%        23.0%

As a percentage of resort operating revenue:
     Cost of resort operations                                              104.8%       103.8%

As a percentage of total timeshare revenues:
     General and administrative                                              10.2%         7.7%
     Depreciation and amortization                                            1.4%         1.0%
     Timeshare operating income                                               9.1%        10.3%

Selected operating data:
     Vacation Ownership Interests sold (2) (3)                                327          376
     Average sales price per Vacation Ownership Interest sold
         (excluding revenues from Upgrades) (2)                         $  12,834    $  12,874
     Average sales price per Vacation Ownership Interest sold
         (including revenues from Upgrades) (2)                         $  15,570    $  14,789

---------------------------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)      Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 491 and 572 biennial and annual Vacation Ownership Interests for the three months ended March 31, 1997 and 1998, respectively.

Comparison of the Three Months Ended March 31, 1997 to the Three Months Ended March 31, 1998

         Sales of Vacation Ownership Interests increased 9.2% or $469,527 in 1998 to $5,560,823 from $5,091,296 in 1997 primarily as a result of 1998 sales from the Tucson sales office, which opened in August 1997. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) was comparable between periods.

         The number of Vacation Ownership Interests sold increased 15.0% from 327 in 1997 to 376 in 1998 primarily due to 1998 sales from the Tucson sales office. Sales of Vacation Ownership Interests in 1998 included 392 biennial Vacation Ownership Interests (counted as 196 annual Vacation Ownership Interests) compared to 328 biennial Vacation Ownership Interests (counted as 164 annual Vacation Ownership Interests) in 1997.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                   (continued)

         Upgrade revenue, included in Vacation Ownership Interest sales, decreased 19.5% from $894,426 in 1997 to $720,013 in 1998 because of a change in trade-in mix. In 1997 a greater proportion of Upgrades were by owners of Golden Eagle Vacation Ownership Interests which have a higher trade-in value than the Company's other properties. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased from $15,570 in 1997 to $14,789 in 1998 due to higher Upgrade revenue in 1997 as a result of the trade-in mix, combined with a lower number of Vacation Ownership Interests sold, over which such additional revenue is allocated.

         Resort operating revenues and cost of resort operations are comparable between the two periods.

         The 69.2% increase in interest income from $264,723 in 1997 to $448,007 in 1998 is a result of the increased Customer Notes retained by the Company and an increase in interest rates charged by the Company on its Customer Notes, effective July 1997.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.1% in 1997 to 14.2% in 1998 due to an increase in the percentage of sales derived from Varsity Clubs of America (VCA) Vacation Ownership Interests, which have a higher cost of sales than the Company's other resorts.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 59.9% in 1998 from 55.2% in 1997 due to increased costs in 1998 as a result of the Tucson sales office, which has only been open since August 1997 and which is anticipated to achieve operating efficiency consistent with the Company's standards following the opening of VCA - Tucson, and due to the negative impact on tours to the Sedona and Kohl's Ranch sales offices from inclement weather during the first quarter of 1998.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales remained comparable between years.

         General and administrative expenses decreased 16.9% to $660,372 in 1998 from $794,274 in 1997. General and administrative expenses decreased to 7.7% as a percentage of total timeshare revenues in 1998 compared to 10.2% in 1997. These decreases were primarily due to the net write-off of leasehold improvements associated with the relocation of the Company's corporate headquarters in the first quarter of 1997 and a reduction in property tax expense in the first quarter of 1998 related to successful appeals of property tax assessments.

         The 9.0% increase in interest expense from $463,585 in 1997 to $505,515 in 1998 reflects an increase in borrowings against customer notes receivable.

         The elimination of minority interests in 1998 is due to the buyout by the Company of the LAP minority interest in August 1997.

Liquidity and Capital Resources

Sources of Cash

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During 1997 and 1998, cash provided by (used in) operations was $280,374 and $(1,925,797), respectively. The negative cash flow in 1998 was due primarily to an increase of $1,443,791 in resort property under development, which was financed through a construction loan. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                   (continued)

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

         In addition, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes, which result in more than a 50% change in ownership of a corporation within a three-year period. Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes.

Uses of Cash

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 1997 and 1998 was $1,413,694 and $776,315, respectively.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. The Company is currently constructing VCA - Tucson, Arizona at an aggregate estimated cost of $7.5 million. Construction of the facility commenced in 1997 and is expected to be completed in May 1998. The Company has a commitment for construction financing in the amount of $6.55 million, which is expected to be sufficient to build and furnish the property. At March 31, 1998, $4.4 million had been drawn against this commitment.

         Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

Credit Facilities and Capital

         The Company has agreements with financial institutions for total commitments aggregating $15.0 million under which the Company may sell certain of its customer notes. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Notes may be sold at discounts or premiums to yield the consumer market rate as defined by the financial institution. At March 31, 1998, approximately $3.9 million was available under these commitments.

         The Company also has financing commitments aggregating $7.1 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                   (continued)

3.25% to prime plus 5.0% and expire at various dates from 1998 through 2000. At March 31, 1998, approximately $5.0 million is available under these commitments.

         In April 1998, the Company sold, through a public offering, 1,400,000 share of its common stock at a price of $6.75 per share. Additionally EVEREN Securities, Inc., the underwriter of the offering, exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75 per share, net of an underwriting discount of 7%. The proceeds, net of commissions and other offering expenses, totaled approximately $10 million and will be used by the Company to reduce its indebtedness.

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

Year 2000 Issues

         As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has initiated efforts to remedy this situation and expects all programs to be corrected and tested prior to the year 2000. The incremental costs of this project are not expected to have a material effect on the Company's consolidated financial statements or results of operations.

Inflation

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 1998. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     Part II

Item I.       Legal Proceedings

              None

Item II.      Changes in Securities and Use of Proceeds

              None

Item III.     Defaults Upon Senior Securities

              None

Item IV.      Submission of Matters to a Vote of Security Holders

         On January 9, 1998, the Company held a Special Meeting of its shareholders. At the Special Meeting, the shareholders were asked to vote on the following proposals:

         (i) to effect a one-for-five reverse split of the Company's outstanding Common Stock (the "Reverse Split Proposal"); and

         (ii) to amend the Company's Articles of Incorporation for the purpose of changing its name to "ILX Resorts Incorporated" (the "Amendment Proposal").

         The voting results as to such proposals were as follows:

                                                                                                 ABSTENTIONS
                                             VOTES                   VOTES AGAINST                AND BROKER
         PROPOSAL                             FOR                     OR WITHHELD                 NON-VOTES
         --------                             ---                     -----------                 ---------
         Reverse Split                     7,702,459                    116,803                     16,994
         Amendment                         7,824,564                     4,118                      7,574

Item V.       Other Information

              None

Item VI.      Exhibits and Reports on Form 8-K

              (i)  Exhibits

                   Exhibit No.   Description
                   -----------   -----------

                        4.1      Certificate   of   Amendment   to  Articles  of
                                 Incorporation, filed January 12, 1998 *

                        4.2 Certificate of Correction, filed January 22, 1998, to correct Certificate of Amendment to Articles of Incorporation, filed January 12, 1998 *

                       27.0      Financial Data Schedule (filed herewith)

             (ii)  Reports on Form 8-K

                   None

* Incorporated by reference to the copy of this document filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-45403)

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            ILX RESORTS INCORPORATED
                                  (Registrant)




                              /s/ Joseph P. Martori
                            ------------------------
                                Joseph P. Martori
                             Chief Executive Officer





                               /s/ Nancy J. Stone
                            ------------------------
                                 Nancy J. Stone
                              President and Interim
                             Chief Financial Officer






Date:  As of May 14, 1998