Form 10-Q
period 1998-06-30
ILX RESORTS INC
filed 1998-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 1998             Commission File Number 001-13855
                      -------------                                    ---------


                            ILX RESORTS INCORPORATED
                            ------------------------
             (Exact name of registrant as specified in its charter)


             ARIZONA                                    86-0564171
-------------------------------             ------------------------------------
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

                                              Yes  X          No
                                                  ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                Class                           Outstanding at June 30, 1998
--------------------------------------          ----------------------------
   Common Stock, without par value                   4,216,893 shares

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      June 30,
                                                                              1997           1998
                                                                          ------------    ------------
                                                                                          (Unaudited)
                                     ASSETS
     Cash and cash equivalents                                            $  3,226,038    $  3,173,778
     Notes receivable, net                                                  15,861,621      17,826,619
     Resort property held for Vacation Ownership Interest sales             14,666,658      20,610,309
     Resort property under development                                       2,943,936            --
     Land held for sale                                                      1,557,498       1,593,009
     Deferred assets                                                           289,009         254,227
     Property and equipment, net                                             3,472,899       4,034,114
     Deferred income taxes                                                     304,430            --
     Other assets                                                            1,400,224       1,698,131
                                                                          ------------    ------------

         TOTAL ASSETS                                                     $ 43,722,313    $ 49,190,187
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accounts payable                                                     $  2,830,375    $  1,593,112
     Accrued and other liabilities                                           2,220,566       1,488,372
     Notes payable                                                          19,884,479      17,064,358
     Notes payable to affiliates                                             2,166,100       2,050,073
     Income taxes payable                                                         --           137,570
                                                                          ------------    ------------

         Total liabilities                                                  27,101,520      22,333,485
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

     Preferred stock, $10 par value; 10,000,000 shares authorized;
       380,468 shares issued and outstanding; liquidation preference of
       $  3,804,680                                                          1,384,891       1,384,891

     Common stock, no par value; 30,000,000 shares authorized;
       2,692,433 and 4,332,533 shares issued                                10,267,667      19,962,338

     Treasury stock, at cost, 103,060 and 115,640 shares                      (652,587)       (728,288)

     Additional paid in capital                                                 79,450          79,450

     Retained earnings                                                       5,541,372       6,158,311
                                                                          ------------    ------------

         Total shareholders' equity                                         16,620,793      26,856,702
                                                                          ------------    ------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 43,722,313    $ 49,190,187
                                                                          ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended June 30,   Six months ended June 30,
                                                 ---------------------------   -------------------------
                                                      1997          1998          1997          1998
                                                   -----------   -----------   -----------   -----------
TIMESHARE REVENUES:
     Sales of Vacation Ownership
         Interests                                 $ 5,846,579   $ 5,686,991   $10,937,875   $11,247,814
     Resort operating revenue                        2,801,978     3,068,945     5,229,764     5,587,278
     Interest income                                   294,031       485,666       558,754       933,673
                                                   -----------   -----------   -----------   -----------
         Total timeshare revenues                    8,942,588     9,241,602    16,726,393    17,768,765
                                                   -----------   -----------   -----------   -----------

COST OF SALES AND OPERATING EXPENSES:
     Cost of Vacation Ownership
         Interests sold                                851,327       816,875     1,516,981     1,608,317
     Cost of resort operations                       2,550,141     2,933,587     5,094,727     5,548,727
     Sales and marketing                             3,332,044     3,488,551     6,141,997     6,819,821
     General and administrative                        676,755       617,308     1,470,402     1,277,680
     Provision for doubtful accounts                   170,823       167,913       317,593       330,182
     Depreciation and amortization                      95,198        97,892       208,278       184,510
                                                   -----------   -----------   -----------   -----------
Total cost of sales and operating
     expenses                                        7,676,288     8,122,126    14,749,978    15,769,237
                                                   -----------   -----------   -----------   -----------

Timeshare operating income                           1,266,300     1,119,476     1,976,415     1,999,528

Income from land and other, net                          5,052         3,252         9,584        17,540
                                                   -----------   -----------   -----------   -----------

Total operating income                               1,271,352     1,122,728     1,985,999     2,017,068

Interest expense                                       472,177       401,618       935,762       907,133
                                                   -----------   -----------   -----------   -----------

Income before income taxes and
     minority interests                                799,175       721,110     1,050,237     1,109,935

Income tax expense                                     281,884       289,000       352,457       445,000
                                                   -----------   -----------   -----------   -----------

Income before minority interests                       517,291       432,110       697,780       664,935

Minority interests                                      94,468          --         168,753          --
                                                   -----------   -----------   -----------   -----------

NET INCOME                                         $   422,823   $   432,110   $   529,027   $   664,935
                                                   ===========   ===========   ===========   ===========

NET INCOME PER SHARE

     Basic                                         $      0.15   $      0.10   $      0.19   $      0.19
                                                   ===========   ===========   ===========   ===========

     Diluted                                       $      0.15   $      0.10   $      0.19   $      0.19
                                                   ===========   ===========   ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                         1997           1998
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   529,027    $   664,935
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Undistributed minority interest                                   168,478           --
       Deferred income taxes                                             316,359        442,000
       Provision for doubtful accounts                                   317,593        330,182
       Depreciation and amortization                                     208,278        184,510
       Amortization of guarantee fees                                     45,850         35,675
       Gain on settlement of liability                                   (98,705)          --
       Change in assets and liabilities:
          Decrease (increase) in resort property held for Vacation
               Ownership Interest sales                                  790,834     (2,999,715)
          Increase in resort property under development                 (137,539)          --
          Increase in land held for sale                                  (3,572)       (35,511)
          Increase in other assets                                      (173,161)      (235,207)
          Decrease in accounts payable                                  (531,466)    (1,237,263)
          Increase (decrease) in accrued and other liabilities           315,596       (608,073)
                                                                     -----------    -----------

Net cash provided by (used in) operating activities                    1,747,572     (3,458,467)
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable, net                                             (2,660,127)    (2,295,180)
    Increase in deferred assets                                          (54,434)          (893)
    Purchases of property and equipment, net                              (2,570)      (733,425)
                                                                     -----------    -----------

Net cash used in investing activities                                 (2,717,131)    (3,029,498)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                        1,238,048      7,040,435
    Principal payments on notes payable                               (2,016,166)    (9,860,556)
    Principal payments on notes payable to affiliates                   (137,433)      (157,627)
    Net proceeds from issuance of common stock                            39,875      9,537,150
    Redemption of common stock                                              --          (75,701)
    Preferred stock dividend payments                                         (7)       (47,996)
                                                                     -----------    -----------

Net cash (used in) provided by financing activities                     (875,683)     6,435,705
                                                                     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,845,242)       (52,260)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       3,523,047      3,226,038
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 1,677,805    $ 3,173,778
                                                                     ===========    ===========

                 See notes to consolidated financial statements

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------   --------------------------
                           1997            1998         1997            1998
                       ----------       ----------   ----------      ----------

Interest paid          $  403,000       $  602,000   $  939,000      $1,141,000
Income taxes paid      $     --         $     --     $     --        $    3,000
Capitalized interest   $   40,000       $  178,000   $   86,000      $  323,000

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   (continued)

Resort Property Under Development

         Resort property under development totaling $2,943,936 at December 31, 1997 was reclassified as resort property held for Vacation Ownership Interest Sales as of June 30, 1998 in conjunction with the substantial completion of construction. The resort opened to revenue paying guests in July 1998.

Accounting Matters

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three and six months ended June 30, 1997 or June 30, 1998.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"), which is effective for the Company in 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

Reclassifications

         The financial statements for 1997 have been reclassified to be consistent with the 1998 presentation.

Note 2. Notes Payable

         In June 1998, the Company entered into a borrowing agreement under which it may borrow up to $40 million against eligible receivables through June 2002. The terms of the agreement provide for borrowing at prime plus 1.5% to prime plus 1.75%, with a maturity date of June 11, 2007. A commitment fee of 1% is payable as amounts are advanced under the line.

         In June 1998, the Company acquired residential real estate in Sedona, Arizona for $308,000 for which it paid $58,000 in cash and borrowed $250,000 secured by a deed of trust. The note bears interest at 8.5%, and matures in 2003.

Note 3. Net Income Per Share

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           Basic Net Income Per Share

                                                  Three Months Ended June 30,    Six Months Ended June 30,
                                                  ---------------------------    -------------------------
                                                     1997            1998          1997           1998
                                                  -----------    -----------    -----------    -----------
Net income                                        $   422,823    $   432,110    $   529,027    $   664,935
Less: Series A preferred stock dividends              (11,974)       (12,000)       (23,947)       (24,000)
Series C convertible preferred stock cumulation
    share dividends                                    (8,859)        (8,568)       (17,719)       (16,892)
                                                  -----------    -----------    -----------    -----------
Net income available to common stockholders -
    basic                                         $   401,990    $   411,542    $   487,361    $   624,043
                                                  ===========    ===========    ===========    ===========
Weighted average shares of common stock
    outstanding - basic                             2,614,396      4,047,463      2,609,737      3,331,751
                                                  ===========    ===========    ===========    ===========

Basic net income per share                        $      0.15    $      0.10    $      0.19    $      0.19
                                                  ===========    ===========    ===========    ===========

                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                   (continued)

                          Diluted Net Income Per Share

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                   ---------------------------    -------------------------
                                                      1997            1998          1997           1998
                                                   -----------    -----------    -----------    -----------
Net income                                          $   422,823    $   432,110    $   529,027    $   664,935
Less: Series A preferred stock dividends                (11,974)       (12,000)       (23,947)       (24,000)
                                                    -----------    -----------    -----------    -----------
Net income available to common stockholders -
    diluted                                         $   410,849    $   420,110    $   505,080    $   640,935
                                                    ===========    ===========    ===========    ===========
Weighted average shares of common stock
    outstanding                                       2,614,396      4,047,463      2,609,737      3,331,751
Add: Convertible preferred stock (Series B and C)
    dilutive effect                                     112,100        110,541        113,210        110,541
                                                    -----------    -----------    -----------    -----------
Weighted average shares of common stock
      outstanding - dilutive                          2,726,496      4,158,004      2,722,947      3,442,292
                                                    ===========    ===========    ===========    ===========

Diluted net income per share                        $      0.15    $      0.10    $      0.19    $      0.19
                                                    ===========    ===========    ===========    ===========

         Stock options and warrants to purchase 157,200 shares of common stock at prices ranging from $6.75 per share to $8.125 per share were outstanding at June 30, 1998 but were not included in the computation of diluted net income per share because the options' and warrants' exercise prices were greater than the average market price of common shares. These options and warrants expire at various dates between 1998 and 2004.

Note 4. Shareholders' Equity

         During the first quarter of 1998, the Company issued 28,100 shares of restricted common stock, valued at $82,521, to employees in exchange for services provided. In February 1998, the Company issued 12,000 shares, valued at $75,000, to EVEREN Securities, Inc., for investment banking and underwriting services (see Note 5).

Note 5. Common Stock Offering

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75; EVEREN Securities, Inc., the underwriter of the offering, also exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75, for total proceeds of $10,800,000. Proceeds of the offering, net of the costs of the underwriting (including a 7% underwriting discount, professional fees, printing and promotional costs totaling $1,262,850), were recorded as common stock.

Note 6. Other

         In June 1998, the Company entered into an agreement to acquire 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico. Such interests will be contributed to Premiere Vacation Club in exchange for participation in the profits of Premiere Vacation Club as provided in the agreement.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations

Overview

         ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX Resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns five resorts in Arizona, one in Indiana and one in Colorado.

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

Results of Operations

         The following  table sets forth certain  operating  information for the
Company:

                                                 Three Months Ended June 30,        Six Months Ended June 30,
                                                 ---------------------------       ---------------------------
                                                     1997          1998                1997           1998
                                                 ------------   ------------       ------------   ------------
As a percentage of total timeshare
revenues:
     Sales of Vacation Ownership Interests           65.4%         61.5%               65.4%           63.3%
     Resort operating revenue                        31.3%         33.2%               31.3%           31.4%
     Interest income                                  3.3%          5.3%                3.3%            5.3%
                                                    ------        ------              ------          ------
     Total timeshare revenues                       100.0%        100.0%              100.0%          100.0%
                                                    ======        ======              ======          ======

As a percentage of sales of Vacation
Ownership Interests:
     Cost of Vacation Ownership Interests
         sold                                        14.6%         14.4%               13.9%           14.3%
     Sales and marketing                             57.0%         61.3%               56.2%           60.6%
     Provision for doubtful accounts                  2.9%          3.0%                2.9%            2.9%
     Contribution margin percentage from
         sale of Vacation Ownership
         Interests (1)                               25.5%         21.3%               27.1%           22.1%

As a percentage of resort operating
revenue:
     Cost of resort operations                       91.0%         95.6%               97.4%           99.3%

As a percentage of total timeshare
revenues:
     General and administrative                       7.6%          6.7%                8.8%            7.2%
     Depreciation and amortization                    1.1%          1.1%                1.2%            1.0%
     Timeshare operating income                      14.2%         12.1%               11.8%           11.3%

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                   (continued)

Selected operating data:
     Vacation Ownership Interests sold (2)
       (3)                                            382           386                 709             762
     Average sales price per Vacation
         Ownership Interest sold (excluding
         revenues from Upgrades) (2)              $13,181       $12,963             $13,021         $12,919
     Average sales price per Vacation
         Ownership Interest sold (including
         revenues from Upgrades) (2)              $15,305       $14,752             $15,427         $14,771

-------------------------

(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)    Reflects all Vacation Ownership Interests on an annual basis.

(3) Vacation Ownership Interests consist of 178 annual and 408 biennial for the three months ended June 30, 1997 and 180 annual and 411 biennial for the three months ended June 30, 1998, and 341 annual and 736 biennial for the six months ended June 30, 1997 and 360 annual and 803 biennial for the six months ended June 30, 1998.

Comparison of the Three and Six Months Ended June 30, 1997 to the Three and Six Months Ended June 30, 1998

         Sales of Vacation Ownership Interests decreased 3% or $159,588 to $5,686,991 for the three months ended June 30, 1998, from $5,846,579 for the same period in 1997 and increased 3% or $309,939 to $11,247,814 for the six months ended June 30, 1998 from $10,937,875 for the same period in 1997. The variations in sales reflect a decline in sales from the South Bend and Sedona sales offices as a result of fewer tours generated to those offices, net of sales from the Tucson sales office, which opened in August 1997. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) was comparable between periods.

         The number of Vacation Ownership Interests sold were comparable between years for the three months ended June 30 and increased 8% to 762 for the six months ended June 30, 1998 from 709 for the same period in 1997. Sales of Vacation Ownership Interests in the three and six months ended June 30, 1998, included 411 and 803 biennial Vacation Ownership Interests (counted as 205.5 and
401.5 annual Vacation Ownership Interests) compared to 408 and 736 biennial Vacation Ownership Interests (counted as 204 and 368 annual Vacation Ownership Interests) for the same periods in 1997, respectively.

         The decrease in tour flow to the South Bend sales office in the first half of 1998 was due to the termination of the marketing company which had provided the majority of tours to the sales office, in favor of internal generation of tours. Fewer tours have been generated during the transition and start-up periods of these new programs. Tour flow to the Sedona sales office has decreased due to increasing competition for tours in the Phoenix market. In response to this trend, the Company has sought approval in California to generate tours to its Sedona sales office, and such approval was received in July 1998. The Company intends to begin marketing into California late in the third quarter.

         Upgrade revenue, included in Vacation Ownership Interest sales, decreased 15% to $689,812 for the three months ended June 30, 1998 from $811,525 for the same period in 1997 and decreased 17% to $1,409,825 for the six months ended June 30, 1998 from $1,705,951 for the same period in 1997, as a result of limiting other programs in anticipation of introduction of the Premiere Vacation Club, which was delayed beyond its expected start date due to delays in regulatory approval. Approval was received late in the second quarter and marketing of this new product to existing owners began in the last few weeks of the quarter. Also, in 1997 a greater proportion of Upgrades were by owners of Golden Eagle Vacation Ownership Interests which have a higher trade-in value than the Company's other properties. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                   (continued)

price per Vacation Ownership Interest sold. The reduced upgrade revenue due to the delayed Premiere Vacation Club promotion and the change in upgrade mix to include fewer Golden Eagle owners resulted in lower average sales prices per Vacation Ownership Interest sold (including Upgrades) of $14,752 for the three months ended June 30, 1998 from $15,305 for the same period in 1997 and $14,771 for the six months ended June 30, 1998 from $15,427 for the same period in 1997.

         Resort operating revenues increased 10% and 7% or $266,967 and $357,514 to $3,068,945 and $5,587,278 for the three and six month periods ending June 30, 1998, respectively, reflecting increases in sales of food and beverage and other amenities at Kohl's Ranch Lodge and increases in occupancy at Varsity Clubs of America - South Bend Chapter.

         The increases in cost of resort operations as a percentage of resort operating revenue for both the three and six month periods ended June 30, 1998 are a result of initial operating costs of Varsity Clubs of America - Tucson Chapter, which opened to revenue paying guests in July 1998.

         Interest income increased 65% to $485,666 for the three months ended June 30, 1998 from $294,031 for the same period in 1997 and increased 67% to $933,673 for the six months ended June 30, 1998 from $558,754 for the same period in 1997 as a result of the increase in customer notes retained by the Company and increases in interest rates charged by the Company on its customer notes.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales are comparable between periods.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 61% for the three and six months ended June 30, 1998 from 57% and 56% for the same periods in 1997, respectively, due to reduced tours to the South Bend sales office as a result of transition from the utilization of a major outside vendor of tours to internal generation of tours as discussed above, and the increased costs of generating tours to the Sedona sales office due in part to the inclement weather (during the first quarter of 1998) and in part to increasing costs of generating tours from the Phoenix market. In July 1998 the Company received regulatory authority to market in California to its Sedona sales office and intends to begin marketing for the first time in that state late in the third quarter.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales remained comparable between years.

         General and administrative expenses decreased 9% to $617,308 for the three months ended June 30, 1998 from $676,755 for the same period in 1997 and decreased 13% to $1,277,680 for the six months ended June 30, 1998 from $1,470,402 for the same period in 1997. General and administrative expenses decreased as a percentage of total timeshare revenues to 7% for the three and six months ended June 30, 1998 compared to 8% and 9% for the same periods in 1997, respectively. These decreases were primarily due to the recognition of a gain on the write off of an accrued liability in the second quarter of 1998 and a reduction in property tax expense related to successful appeals of property tax assessments in the first quarter of 1998.

         Interest expense decreased 15% to $401,618 for the three months ended June 30, 1998 from $472,177 for the same period in 1997 and decreased 3% to $907,133 for the six months ended June 30, 1998 from $935,762 for the same period in 1997, reflecting reductions in borrowings in the second quarter of 1998 from the use of proceeds of the follow-on offering of the Company's common stock, net of an increase in borrowings against notes receivable as the Company retains and borrows against, rather than sells, a greater portion of its customer notes receivable.

         Income tax expense as a percentage of pre-tax income net of minority interests is comparable between years.

         The elimination of minority interests in 1998 is due to the buyout by the Company of the LAP minority interest in August 1997.

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                   (continued)

Liquidity and Capital Resources

Sources of Cash

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the six months ended June 30, 1997 and 1998, cash provided by (used in) operations was $1,747,572 and $(3,458,467), respectively. The negative cash flow for the six months ended June 30, 1998 was due primarily to the construction of Varsity Clubs of America - Tucson Chapter, which was financed in large part through a construction loan and lease financing. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

         At December 31, 1997, the Company, excluding Genesis, had NOL carryforwards of $4.8 million, which expire in 2001 through 2012. At December 31, 1997, Genesis had federal NOL carryforwards of $1.9 million, which are limited as to usage because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities for the six months ended June 30, 1997 and 1998 was $2,717,131 and $3,029,498, respectively.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. During the six months ended June 30, 1998 the Company was constructing Varsity Clubs of America
- Tucson Chapter, which was complete in July 1998. During that period, the Company borrowed $3,438,076 on its construction financing commitment and $800,200 on its lease commitment for this property.

         Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                   (continued)

result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

Credit Facilities and Capital

         The Company has agreements with financial institutions for total commitments aggregating $25.0 million under which the Company may sell certain of its customer notes. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Notes may be sold at discounts or premiums to yield the consumer market rate as defined by the financial institution. At June 30, 1998, approximately $12.7 million was available under these commitments.

         The Company also has financing commitments aggregating $42.0 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% to prime plus 5.0% and expire at various dates from 2002 through 2003. At June 30, 1998, approximately $39.5 million is available under these commitments. The Company has a written commitment for an additional $10.0 million of notes receivable financing that is subject to final documentation.

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75; EVEREN Securities, Inc., the underwriter of the offering, also exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75, for total proceeds of $10,800,000. Proceeds of the offering, net of the costs of the underwriting (including a 7% underwriting discount, professional fees, printing and promotional costs totaling $1,262,850), were recorded as common stock.

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

Other

         In June 1998, the Company entered into an agreement to acquire 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico. Such interests will be contributed to Premiere Vacation Club in exchange for participation in the profits of Premiere Vacation Club as provided in the agreement.

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

   Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
                                   (continued)

Inflation

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three or six months ended June 30, 1998. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     Part II

Item I.       Legal Proceedings

              None

Item II.      Changes in Securities and Use of Proceeds

              None

Item III.     Defaults Upon Senior Securities

              None

Item IV.      Submission of Matters to a Vote of Security Holders

              None

Item V.       Other Information

              None

Item VI.      Exhibits and Reports on Form 8-K

              (i)  Exhibits

                  Exhibit No.         Description
                  -----------         -----------


                       10-1 Secured Line of Credit Lending Agreement between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998 (filed herewith)

                      10-2 Secured Line of Credit Promissory Note between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998 (filed herewith)

                      10-3 Business Agreement among ILX Resorts Incorporated, Premiere Vacation Club and Premiere Development Incorporated and Treasures of the Sea of Cortez, Promotora de Inversion Turistica, Immobiliaria y Hotelera Los Algodones and Immobiliaria Cerro Pelon dated as of June 8, 1998 (filed herewith)

                      27-1            Financial Data Schedule (filed herewith)

             (ii) Reports on Form 8-K

                None

                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            ILX RESORTS INCORPORATED
                                  (Registrant)




                              /s/ Joseph P. Martori
                         --------------------------------
                                Joseph P. Martori
                             Chief Executive Officer




                               /s/ Nancy J. Stone
                         --------------------------------
                                 Nancy J. Stone
                                    President




                              /s/ Stephen W. Morgan
                         --------------------------------
                                Stephen W. Morgan
                             Chief Financial Officer
                            and Senior Vice President


Date:  As of August 10, 1998

                                  EXHIBIT INDEX


No.               Description
---               -----------


10-1 Secured Line of Credit Lending Agreement between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998 (filed herewith)

10-2 Secured Line of Credit Promissory Note between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998 (filed herewith)

10-3 Business Agreement among ILX Resorts Incorporated, Premiere Vacation Club and Premiere Development Incorporated and Treasures of the Sea of Cortez, Promotora de Inversion Turistica, Immobiliaria y Hotelera Los Algodones and Immobiliaria Cerro Pelon dated as of June 8, 1998 (filed herewith)

27-1              Financial Data Schedule (filed herewith)