Form 10-Q
period 1998-09-30
ILX RESORTS INC
filed 1998-11-16
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1998        Commission File Number 001-13855
                      ------------------                               ---------


                            ILX RESORTS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           ARIZONA                                              86-0564171
 ------------------------------                           ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)


                      2111 East Highland Avenue, Suite 210,
                             Phoenix, Arizona 85016
                    ----------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone number, including area code 602-957-2777
                                                            --------------

              ----------------------------------------------------
              Former name, former address, and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT SEPTEMBER 30, 1998
-------------------------------                ---------------------------------
Common Stock, without par value                         4,097,593 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,     September 30,
                                                     1997              1998
                                                     ----              ----
                                                                    (Unaudited)
                                     ASSETS
  Cash and cash equivalents                      $  3,226,038      $  1,650,200
  Notes receivable, net                            15,861,621        18,910,291
  Resort property held for Vacation
    Ownership Interest sales                       14,666,658        20,881,974
  Resort property under development                 2,943,936           147,631
  Land held for sale                                1,557,498         1,593,009
  Deferred assets                                     289,009           264,048
  Property and equipment, net                       3,472,899         4,251,823
  Deferred income taxes                               304,430                --
  Other assets                                      1,400,224         1,496,604
                                                 ------------      ------------

    TOTAL ASSETS                                 $ 43,722,313      $ 49,195,580
                                                 ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                               $  2,830,375      $  1,740,263
  Accrued and other liabilities                     2,220,566         1,690,413
  Notes payable                                    19,884,479        17,508,694
  Notes payable to affiliates                       2,166,100         1,620,557
  Income taxes payable                                     --           174,320
                                                 ------------      ------------

    Total liabilities                              27,101,520        22,734,247
                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

  Preferred stock, $10 par value; 10,000,000
   shares authorized; 380,468 shares issued
   and outstanding; liquidation preference
   of $3,804,680                                    1,384,891         1,384,891
  Common stock, no par value; 30,000,000
   shares authorized; 2,692,433 and
   4,332,533 shares issued                         10,267,667        19,819,477
  Treasury stock, at cost, 103,060 and
   234,940 shares                                    (652,587)       (1,040,456)
  Additional paid in capital                           79,450            79,450
  Retained earnings                                 5,541,372         6,217,971
                                                 ------------      ------------

    Total shareholders' equity                     16,620,793        26,461,333
                                                 ------------      ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 43,722,313      $ 49,195,580
                                                 ============      ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                          -----------------------    -------------------------
                                              1997        1998           1997         1998
                                              ----        ----           ----         ----
Timeshare Revenues:
  Sales of Vacation Ownership
    Interests                             $6,812,548   $5,633,797    $17,750,423   $16,881,611
  Resort operating revenue                 2,770,829    3,342,697      8,000,593     8,929,975
  Interest income                            414,482      810,098        973,236     1,743,771
                                          ----------   ----------    -----------   -----------
    Total timeshare revenues               9,997,859    9,786,592     26,724,252    27,555,357
                                          ----------   ----------    -----------   -----------
Cost of Sales and Operating Expenses:
  Cost of Vacation Ownership
  Interests sold                             852,314      739,509      2,369,296     2,347,826
  Cost of resort operations                2,672,365    3,157,149      7,938,745     8,705,876
  Sales and marketing                      4,095,069    4,169,458     10,237,066    10,989,279
  General and administrative                 703,731      842,848      2,003,106     2,120,528
  Provision for doubtful accounts            208,759      168,586        526,352       498,768
  Depreciation and amortization              137,494       99,706        345,145       284,216
                                          ----------   ----------    -----------   -----------
Total cost of sales and operating
  expenses                                 8,669,732    9,177,256     23,419,710    24,946,493
                                          ----------   ----------    -----------   -----------

Timeshare operating income                 1,328,127      609,336      3,304,542     2,608,864
                                          ----------   ----------    -----------   -----------

Income from land and other, net                7,001        4,435         16,585        21,975
                                          ----------   ----------    -----------   -----------

Total operating income                     1,335,128      613,771      3,321,127     2,630,839

Interest expense                             564,710      515,111      1,500,472     1,422,244
                                          ----------   ----------    -----------   -----------
Income before income taxes and
minority interests                           770,418       98,660      1,820,655     1,208,595

Income tax expense                          (303,845)     (39,000)      (656,302)     (484,000)
                                          ----------   ----------    -----------   -----------

Income before minority interests             466,573       59,660      1,164,353       724,595
                                          ----------   ----------    -----------   -----------

Minority interests                            (9,554)          --       (178,307)           --
                                          ----------   ----------    -----------   -----------

NET INCOME                                $  457,019   $   59,660    $   986,046   $   724,595
                                          ==========   ==========    ===========   ===========
NET INCOME PER SHARE
  Basic                                   $     0.16   $     0.01    $      0.35   $      0.18
                                          ==========   ==========    ===========   ===========
  Diluted                                 $     0.16   $     0.01    $      0.35   $      0.18
                                          ==========   ==========    ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                         1997          1998
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   986,046   $   724,595
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed minority interest                        178,032            --
  Deferred income taxes                                  414,204       478,750
  Provision for doubtful accounts                        526,352       498,768
  Depreciation and amortization                          345,145       284,216
  Amortization of guarantee fees                          67,150        39,075
  Gain on early extinguishment of note payable                --      (200,000)
  Change in assets and liabilities:
   Decrease (increase) in resort property held
    for Vacation Ownership Interest sales              1,016,760    (3,419,011)
   (Decrease) in resort property under development      (518,127)           --
   Increase in land held for sale                         (3,572)      (35,511)
   Increase in other assets                              (11,637)     (114,830)
   Decrease in accounts payable                         (390,843)   (1,090,112)
   Increase (decrease) in accrued and other
    liabilities                                          357,065      (331,032)
                                                     -----------   -----------
Net cash provided by (used in) operating
 activities                                            2,966,575    (3,165,092)
                                                     -----------   -----------
Cash flows from investing activities:
  Notes receivable, net                               (4,429,967)   (3,547,438)
  Increase in deferred assets                            (67,617)      (14,114)
  Purchases of property and equipment, net              (492,988)   (1,044,690)
  Net cash paid for minority interest                   (820,000)           --
                                                     -----------   -----------
Net cash used in investing activities                 (5,810,572)   (4,606,242)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                          6,208,386     9,716,404
  Principal payments on notes payable                 (4,374,662)   12,092,189)
  Principal payments on notes payable to affiliates     (202,181)     (387,143)
  Distributions to minority partners                    (140,000)           --
  Net proceeds from issuance of common stock              96,125     9,394,289
  Acquisition of treasury stock                             (563)     (387,869)
  Preferred stock dividend payments                      (47,894)      (47,996)
                                                     -----------   -----------
Net cash (used in) provided by financing activities   (1,539,211)    6,195,496
                                                     -----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                 (1,304,786)   (1,575,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,523,047     3,226,038
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,218,261   $ 1,650,200
                                                     ===========   ===========

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BUSINESS ACTIVITIES

         The consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly owned and majority-owned subsidiaries (collectively referred to as "ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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
                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                                ------------------         -----------------
                                  1997       1998         1997          1998
                                  ----       ----         ----          ----

         Interest paid         $627,000    $356,000    $1,547,000    $1,498,000
         Income taxes paid     $     --    $  2,000    $       --    $    5,000
         Capitalized interest  $ 54,000    $ 34,000    $  140,000    $  357,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

RESORT PROPERTY UNDER DEVELOPMENT

         Resort property under development totaling $2,943,936 at December 31, 1997 was reclassified to resort property held for Vacation Ownership Interest sales as of September 30, 1998 to reflect completion of construction. The resort opened to revenue paying guests in July 1998.

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three and nine months ended September 30, 1997 or September 30, 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently evaluating what impact this statement will have on its financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

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

         In September 1998, the Company amended a borrowing agreement to increase the amount that it may borrow against eligible receivables from $2,000,000 to $3,500,000 through September 2001. The terms of the agreement provide for borrowing at prime plus 3%, with a maturity date of September 2006.

         In September 1998, the Company borrowed $300,000 for additional development at Varsity Clubs of America - South Bend Chapter, including enclosure of the outdoor swimming pool. The note is secured by furniture and equipment, bears interest at 9.5% and matures in 2001.

NOTE 3. NOTE PAYABLE TO AFFILIATES

         In September 1998, the Company entered into an agreement to purchase at a $200,000 discount a promissory note from an affiliate with a current principal balance before the discount of $998,349 and accrued interest of $13,130. The Company made a $100,000 principal payment in September 1998 and paid the remaining balance in October 1998.

NOTE 4. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------      -----------------
                                         1997       1998          1997        1998
                                         ----       ----          ----        ----
Net income                           $  457,019  $   59,660    $  986,046   $ 724,595
Less: Series A preferred stock
  dividends                             (12,000)    (12,000)      (35,947)    (36,000)
Series C convertible preferred
  stock cumulation share dividends   $   (8,859)     (4,938)      (26,577)    (21,775)
                                     ----------  ----------    ----------  ----------
Net income available to common
 stockholders - basic                $  436,160  $   42,722    $  923,522   $ 666,820
                                     ==========  ==========    ==========  ==========
Weighted average shares of common
 stock outstanding - basic            2,654,633   4,165,440     2,623,502   3,612,701
                                     ==========  ==========    ==========  ==========

Basic net income per share           $     0.16  $     0.01    $     0.35  $     0.18
                                     ==========  ==========    ==========  ==========

                          DILUTED NET INCOME PER SHARE

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,         SEPTEMBER 30,
                                          ------------------      -----------------
                                         1997       1998           1997        1998
                                         ----       ----           ----        ----
Net income                           $ 457,019   $   59,660     $  986,046  $  724,595
Less: Series A preferred stock
  dividends                            (12,000)     (12,000)       (35,947)    (36,000)
                                     ---------   ----------     ----------  ----------
Net income available to common
  stockholders - diluted             $ 445,019   $   47,660     $  950,099  $  688,595
                                     =========   ==========     ==========  ==========
Weighted average shares of
  common stock outstanding           2,654,633    4,165,440      2,623,502   3,612,701
Add: Convertible preferred stock
  (Series B and C) dilutive effect     110,541      110,541        112,320     110,541
                                     ---------   ----------     ----------  ----------
Weighted average shares of common
  stock outstanding - dilutive       2,765,174    4,275,981      2,735,822   3,723,242
                                     =========   ==========     ==========  ==========

Diluted net income per share         $    0.16   $     0.01     $     0.35  $     0.18
                                     =========   ==========     ==========  ==========

         Stock options and warrants to purchase 157,200 shares of common stock at prices ranging from $6.75 per share to $8.125 per share were outstanding at September 30, 1998 but were not included in the computation of diluted net income per share because the options' and warrants' exercise prices were greater than the average market price of the underlying common shares. These options and warrants expire at various dates between 1998 and 2004.

NOTE 5. SHAREHOLDERS' EQUITY

         During the first quarter of 1998, the Company issued 28,100 shares of restricted common stock, valued at $82,521, to employees in exchange for services provided. In February 1998, the Company issued 12,000 shares, valued at $75,000, to EVEREN Securities, Inc., for investment banking and underwriting services.

NOTE 6. COMMON STOCK OFFERING

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75; EVEREN Securities, Inc., the underwriter of the offering, also exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75, for total proceeds of $10,800,000. Proceeds of the offering, net of the costs of the underwriting (including a 7% underwriting discount, professional fees, printing and promotional costs totaling $1,405,711), were recorded as common stock.

NOTE 7. OTHER

         In June 1998, the Company entered into an agreement to acquire 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico. Such interests will be contributed to the Company's Premiere Vacation Club in exchange for participation in the profits of Premiere Vacation Club as provided in the agreement.

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

OVERVIEW

         ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts and from the sale of food, beverages and other services at such resorts. The Company currently owns five resorts in Arizona, one in Indiana and one in Colorado. In addition, the Company has the right to market Vacation Ownership Interests in resorts located in Florida and Mexico.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,          SEPTEMBER 30,
                                                 1997      1998       1997       1998
                                                 ----      ----       ----       ----
As a percentage of total timeshare revenues:
 Sales of Vacation Ownership Interests           68.2%      57.5%      66.5%      61.3%
 Resort operating revenue                        27.7%      34.2%      29.9%      32.4%
 Interest income                                  4.1%       8.3%       3.6%       6.3%
                                                -----      -----      -----      -----
 Total timeshare revenues                       100.0%     100.0%     100.0%     100.0%
                                                =====      =====      =====      =====
As a percentage of sales of Vacation
Ownership Interests:
 Cost of Vacation Ownership Interests sold       12.5%      13.1%      13.3%      13.9%
 Sales and marketing                             60.1%      74.0%      57.7%      65.1%
 Provision for doubtful accounts                  3.1%       3.0%       3.0%       3.0%
 Contribution margin percentage from sale
  of Vacation Ownership Interests (1)            24.3%       9.9%      26.0%      18.0%

As a percentage of resort operating revenue:
 Cost of resort operations                       96.4%      94.4%      99.2%      97.5%

As a percentage of total timeshare revenues:
 General and administrative                       7.0%       8.6%       7.5%       7.7%
 Depreciation and amortization                    1.4%       1.0%       1.3%       1.0%
 Timeshare operating income                      13.3%       6.2%      12.4%       9.5%

Selected operating data:
 Vacation Ownership Interests sold (2) (3)        522        352      1,231      1,114
 Average sales price per Vacation Ownership
   Interest sold (excluding revenues from
   Upgrades) (2)                              $12,023    $13,387    $12,598    $13,018
 Average sales price per Vacation Ownership
   Interest sold (including revenues from
   Upgrades) (2)                              $13,051    $16,005    $14,420    $15,161

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Vacation Ownership Interests consist of 241 annual and 562 biennial for the three months ended September 30, 1997 and 143 annual and 418 biennial for the three months ended September 30, 1998, and 582 annual and 1,298 biennial for the nine months ended September 30, 1997 and 503 annual and 1,221 biennial for the nine months ended September 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         Sales of Vacation Ownership Interests decreased 17% or $1,178,751 to $5,633,797 for the three months ended September 30, 1998, from $6,812,548 for the same period in 1997 and decreased 5% or $868,812 to $16,881,611 for the nine months ended September 30, 1998 from $17,750,423 for the same period in 1997. The reductions in sales reflect a decline in sales from the South Bend and Sedona sales offices as a result of fewer tours generated to those offices and a lower closing rate in the Sedona office, net of increased upgrade sales to existing owners and sales from the Tucson sales office, which opened in August 1997. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 11% and 3% for the three and nine month periods ended September 30, 1998, reflecting higher prices charged for Premiere Vacation Club interests in comparison to interests in individual properties. The Company began selling Premiere Vacation Club late in the second quarter of 1998.

         The number of Vacation Ownership Interests sold decreased 32.6% to 352 for the three months ended September 30, 1998 from 522 for the same period in 1997 and decreased 9% to 1,114 for the nine months ended September 30, 1998 from 1,231 for the same period in 1997. Sales of Vacation Ownership Interests in the three and nine months ended September 30, 1998, included 418 and 1,221 biennial Vacation Ownership Interests (counted as 209 and 610.5 annual Vacation Ownership Interests) compared to 562 and 1,298 biennial Vacation Ownership Interests (counted as 281 and 649 annual Vacation Ownership Interests) for the same periods in 1997, respectively.

         The decrease in tour flow to the South Bend sales office in the first nine months of 1998 was due to the termination of the marketing company which had provided the majority of tours to the sales office, in favor of internal generation of tours. Fewer tours have been generated during the transition and start-up periods of these new programs. Improvement in tour flow as a result of the investment in these programs is expected to be realized beginning in the latter half of the fourth quarter in 1998. Tour flow to the Sedona sales office has decreased due to increasing competition for tours in the Phoenix market. In response to this trend, the Company sought approval in California to generate tours to its Sedona sales office, and such approval was received in July 1998. The Company began test marketing into California late in the third quarter. Significant tour flow from this market is not expected until late in the fourth quarter of 1998 or early 1999, following completion of test marketing. During July and August 1998 the Sedona sales office experienced an 11% closing rate, substantially lower than the office's historical performance. The Company attributes the decline to management of the office and, accordingly, made a change in management on September 1, 1998. Following the change, the September closing rate for the office increased to 18%, consistent with historical results from this office.

         Upgrade revenue, included in Vacation Ownership Interest sales, increased 72% to $921,722 for the three months ended September 30, 1998 from $536,645 for the same period in 1997 and increased 6% to $2,385,830 for the nine months ended September 30, 1998 from $2,242,596 for the same period in 1997. The increases in Upgrade revenue in the third quarter and year-to-date reflect the introduction of Premiere Vacation Club late in the second quarter of 1998. Premiere Vacation Club, which offers buyers the opportunity to utilize their time at any of the participating individual ILX Resorts, to receive day use privileges and food and beverage discounts at all ILX Resorts and a variety of other benefits, is currently being marketed as an Upgrade to owners of Vacation Ownership Interests in the individual ILX Resorts (as well as to new customers). Interests in Premiere Vacation Club are sold for higher prices than interests of a similar size and season in the Company's individual resorts due to the greater flexibility Premiere provides. The increase in Upgrade revenue from Premiere Vacation Club sales in 1998 is offset in part by the greater trade-in value recognized in 1997 on Upgrades by owners of Golden Eagle ownership interests. Golden Eagle ownership interests have a higher trade-in value than the Company's other properties and, in 1997, a disproportionate number of Golden Eagle owners upgraded their ownership interests. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.

         The introduction of the higher priced Premiere Vacation Club interests to both new customers and existing owners is reflected in the increased average sales price per Vacation Ownership Interest sold. The average sale price per

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Vacation Ownership Interest sold excluding revenue from Upgrades increased from $12,023 to $13,387 and from $12,598 to $13,018 for the three and nine month periods in 1997 to the same periods in 1998 and the average sales price including Upgrades increased from $13,051 to $16,005 and from $14,420 to $15,161 for the same periods.

         Resort operating revenues increased 21% and 12% or $571,868 and $929,382 to $3,342,697 and $8,929,975 for the three and nine month periods ending September 30, 1998, respectively, reflecting increases at the Company's Sedona properties and at Kohl's Ranch Lodge, and the opening of Varsity Clubs of America - Tucson Chapter in July 1998.

         The decreases in cost of resort operations as a percentage of resort operating revenue for both the three and nine month periods ended September 30, 1998 reflect increased revenue at the Company's Sedona property and Kohl's Ranch Lodge, net of the effects of recognition of start-up and initial operating costs of Varsity Clubs of America - Tucson Chapter.

         Interest income increased 95% to $810,098 for the three months ended September 30, 1998 from $414,482 for the same period in 1997 and increased 79% to $1,743,771 for the nine months ended September 30, 1998 from $973,236 for the same period in 1997, primarily as a result of the increase in customer notes retained by the Company and increases in interest rates charged by the Company on its customer notes. The Company is retaining and borrowing against (hypothecating) rather than selling a greater portion of its consumer notes.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased slightly (approximately 0.6%) for both the three and nine month periods ended September 30, 1998, reflecting variations in product mix. 1998 sales include a lower proportion of sales of interests in Los Abrigados Resort & Spa, and greater sales of interests in Varsity Clubs. The purpose built Varsity Clubs typically have a greater cost of sales than interests in Los Abrigados. Partially offsetting this change in mix are the greater 1998 prices as described above.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 74% and 65% for the three and nine months ended September 30, 1998 from 60% and 58% for the same periods in 1997, respectively, due to reduced tours to the South Bend sales office as a result of the transition from the utilization of a major outside vendor of tours to internal generation of tours, increased costs of generating tours to the Sedona sales office and reduced closing rates in the Sedona office in July and August, all as discussed above. Sales and marketing expenses in the third quarter of 1998 also reflect start-up costs associated with developing sales operations at the Roundhouse Resort in Pinetop, Arizona, and two offsite sales offices in Mexico, which are not expected to produce significant revenue until at least the first quarter of 1999. Sales and marketing expenses also include costs of developing an exit program for non-purchasers which allows such customers to take advantage of the benefits of ownership on a trial basis. Introduction of the exit program is planned for the fourth quarter of 1998, with significant revenue not expected until 1999.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales remained comparable between years.

         General and administrative expenses increased 20% to $842,848 for the three months ended September 30, 1998 from $703,731 for the same period in 1997 and increased 6% to $2,120,528 for the nine months ended September 30, 1998 from $2,003,106 for the same period in 1997. General and administrative expenses increased as a percentage of total timeshare revenues increased to 8.6% for the three and 7.7% for the nine months ended September 30, 1998 compared to 7.0% and 7.5% for the same periods in 1997, respectively. The increases reflect greater staffing (including information systems, contract and loan processing and accounting and financial personnel) to support recent and planned expansion of sales offices, properties and marketing programs, including the Varsity Clubs of America - Tucson Chapter hotel and sales office, offsite sales offices in Mexico and the Premiere Vacation Club program.

         Interest expense decreased 9% to $515,111 for the three months ended September 30, 1998 from $564,710 for the same period in 1997 and decreased 5% to $1,422,244 for the nine months ended September 30, 1998 from $1,500,472 for the same period in 1997, reflecting reductions in borrowings in the second and third quarters of 1998 from the use of proceeds of the follow-on offering of the Company's common stock, net of an increase in borrowings against notes receivable as the Company retains and borrows against, rather than sells, a greater portion of its customer notes receivable.

         Income tax expense as a percentage of pre-tax income net of minority interests is comparable between years.

         The elimination of minority interests in 1998 is due to the buyout by the Company of the LAP minority interest in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the nine months ended September 30,
1997 and 1998, cash provided by (used in) operations was $2,966,575 and $(3,165,092), respectively. The negative cash flow for the nine months ended September 30, 1998 was due primarily to the construction of Varsity Clubs of America - Tucson Chapter, which was financed in large part through a construction loan and lease financing. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

USES OF CASH

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities for the nine months ended September 30, 1997 and 1998 was $5,810,572 and $4,606,242, respectively.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. During the nine months ended September 30, 1998, the Company was constructing Varsity Clubs of America - Tucson Chapter, which was completed in July 1998. During that period, the Company borrowed $3,438,076 on its construction financing commitment and $800,200 on its lease commitment for this property.

         Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

CREDIT FACILITIES AND CAPITAL

         The Company has agreements with financial institutions for total commitments aggregating $25.0 million under which the Company may sell certain of its customer notes. These agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Notes may be sold at discounts or premiums to yield the consumer market rate as defined by the financial institution. At September 30, 1998, approximately $9.1 million was available under these commitments.

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% to prime plus 3.0% and expire at various dates from 2002 through 2003. At September 30, 1998, approximately $39.7 million is available under these commitments. In addition, the Company has a written commitment for an additional $10.0 million of notes receivable financing that is subject to final documentation.

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75; EVEREN Securities, Inc., the underwriter of the offering, also exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75, for total proceeds of $10,800,000. Proceeds of the offering, net of the costs of the underwriting (including a 7% underwriting discount, professional fees, printing and promotional costs totaling $1,405,711), were recorded as common stock.

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

YEAR 2000 ISSUES

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

                  The  Company   believes  it  has  identified  all  significant
applications that will require modifications to ensure Year 2000 Compliance. Internal and external resources are currently being used to make the required modifications and test Year 2000 Compliance. The modification and upgrade of all significant internal applications is currently in process. The Company plans on completing the modification and upgrade process of all significant applications by December 31, 1998.

         In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $28,000 and estimates additional future costs of approximately $40,000, consisting primarily of software purchases and associated training and consulting services. In addition, certain employees of the Company have devoted their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three or nine months ended September 30, 1998. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

         A dispute has arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated with respect to amounts owing under the guaranteed maximum price contract relating to the construction of VCA Tucson. The matter has been submitted to arbitration with the general contractor and the Company filing claims and counterclaims, respectively. The Company has obtained a payment bond in accordance with the provisions of Arizona law. The Company believes its ultimate exposure will be consistent with its expectations under the guaranteed maximum price contract and the change orders approved by the Company during the course of construction.

         Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

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

          None

ITEM V.   OTHER INFORMATION

          None

ITEM VI.  EXHIBITS AND REPORTS ON FORM 8-K

          (i)  Exhibits

                Exhibit No.         Description
                -----------         -----------

                    10-1 AMENDED AND RESTATED SECURED LINE OF CREDIT LENDING AGREEMENT between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated, VCA South Bend Incorporated, Premiere Development Incorporated and Litchfield Financial Corporation dated as of September 17, 1998 (filed herewith)

                    10-2 AGREEMENT FOR SALE AND TRANSFER OF PROMISSORY NOTE between ILX Resorts Incorporated and Martori Enterprises Incorporated dated as of September 29, 1998 (filed herewith)

                    27-1      Financial Data Schedule (filed herewith)

             (ii) Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                            ILX RESORTS INCORPORATED
                                  (Registrant)




                              /s/ Joseph P. Martori
                           ---------------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /s/ Nancy J. Stone
                           ---------------------------
                                 Nancy J. Stone
                                    President


                              /s/ Stephen W. Morgan
                           ---------------------------
                                Stephen W. Morgan
                             Chief Financial Officer
                            and Senior Vice President


Date:  As of November 11, 1998

                                  EXHIBIT INDEX


No.               Description
---               -----------


10-1 AMENDED AND RESTATED SECURED LINE OF CREDIT LENDING AGREEMENT between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated, VCA South Bend Incorporated, Premiere Development Incorporated and Litchfield Financial Corporation dated as of September 17, 1998 (filed herewith)

10-2      AGREEMENT FOR SALE AND TRANSFER OF PROMISSORY NOTE between ILX Resorts
          Incorporated  and  Martori   Enterprises   Incorporated  dated  as  of
          September 29, 1998 (filed herewith)

27-1      Financial Data Schedule (filed herewith)