Form 10-Q/A
period 1998-09-30
ILX RESORTS INC
filed 1998-12-31
CIK 819551

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


                            ILX RESORTS INCORPORATED
              ----------------------------------------------------
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

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the three- and nine-month periods ended September 30, 1998, as follows:

         Part I, Items I and 2 and the Financial Data Schedule are hereby amended to read in their entirety, as follows:

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,  September 30,
                                                         1997          1998
                                                     ------------  -------------
                                                                   (Unaudited)
                                     ASSETS

Cash and cash equivalents                            $ 3,226,038   $ 1,650,200
Notes receivable, net                                 15,861,621    18,910,291
Resort property held for Vacation
 Ownership Interest sales                             14,666,658    20,881,974
Resort property under development                      2,943,936       147,631
Land held for sale                                     1,557,498     1,593,009
Deferred assets                                          289,009       264,048
Property and equipment, net                            3,472,899     4,251,823
Deferred income taxes                                    304,430          --
Other assets                                           1,400,224     1,496,604
                                                     -----------   -----------

    TOTAL ASSETS                                     $43,722,313   $49,195,580
                                                     ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                     $ 2,830,375   $ 1,740,263
Accrued and other liabilities                          2,220,566     1,690,413
Notes payable                                         19,884,479    17,508,694
Notes payable to affiliates                            2,166,100     1,620,557
Income taxes payable                                        --          94,320
                                                     -----------   -----------

    Total liabilities                                 27,101,520    22,654,247
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES

Shareholders' Equity

Preferred stock, $10 par value; 10,000,000
 shares authorized; 380,468 shares issued and
 outstanding; liquidation preference of $3,804,680     1,384,891     1,384,891

Common stock, no par value; 30,000,000 shares
 authorized; 2,692,433 and 4,332,533 shares issued    10,267,667    19,819,477

Treasury stock, at cost, 103,060 and 234,940 shares     (652,587)   (1,040,456)

Additional paid in capital                                79,450       279,450

Retained earnings                                      5,541,372     6,097,971
                                                     -----------   -----------

    Total shareholders' equity                        16,620,793    26,541,333
                                                     -----------   -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $43,722,313   $49,195,580
                                                     ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three months ended         Nine months ended
                                             September 30,              September 30,
                                         ----------------------    ------------------------
                                             1997       1998           1997         1998
                                         ----------  ----------    -----------  -----------
TIMESHARE REVENUES:
 Sales of Vacation Ownership Interests   $6,812,548  $5,633,797    $17,750,423  $16,881,611
 Resort operating revenue                 2,770,829   3,342,697      8,000,593    8,929,975
 Interest income                            414,482     610,098        973,236    1,543,771
                                         ----------  ----------    -----------  -----------
     Total timeshare revenues             9,997,859   9,586,592     26,724,252   27,355,357
                                         ----------  ----------    -----------  -----------
COST OF SALES AND OPERATING
EXPENSES:
 Cost of vacation ownership
   Interests sold                           852,314     739,509      2,369,296    2,347,826
 Cost of resort operations                2,672,365   3,157,149      7,938,745    8,705,876
 Sales and marketing                      4,095,069   4,169,458     10,237,066   10,989,279
 General and administrative                 703,731     842,848      2,003,106    2,120,528
 Provision for doubtful accounts            208,759     168,586        526,352      498,768
 Depreciation and amortization              137,494      99,706        345,145      284,216
                                         ----------  ----------    -----------  -----------
Total cost of sales and operating
     expenses                             8,669,732   9,177,256     23,419,710   24,946,493
                                         ----------  ----------    -----------  -----------

Timeshare operating income                1,328,127     409,336      3,304,542    2,408,864
                                         ----------  ----------    -----------  -----------

Income from land and other, net               7,001       4,435         16,585       21,975
                                         ----------  ----------    -----------  -----------
Total operating income                    1,335,128     413,771      3,321,127    2,430,839

Interest expense                            564,710     515,111      1,500,472    1,422,244
                                         ----------  ----------    -----------  -----------
Income before income taxes and
 minority interests                         770,418    (101,340)     1,820,655    1,008,595

Income tax expense                         (303,845)     41,000       (656,302)    (404,000)
                                         ----------  ----------    -----------  -----------

Income before minority interests            466,573     (60,340)     1,164,353      604,595
                                         ----------  ----------    -----------  -----------

Minority interests                           (9,554)         --       (178,307)          --
                                         ----------  ----------    -----------  -----------

NET INCOME                               $  457,019  $  (60,340)   $   986,046  $   604,595
                                         ==========  ==========    ===========  ===========
NET INCOME PER SHARE
     Basic                               $     0.16  $    (0.02)   $      0.35  $      0.15
                                         ==========  ==========    ===========  ===========

     Diluted                             $     0.16  $    (0.02)   $      0.35  $      0.15
                                         ==========  ==========    ===========  ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           Nine months ended
                                                             September 30,
                                                     --------------------------
                                                         1997          1998
                                                     -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   986,046   $    604,595
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Undistributed minority interest                        178,032             --
  Deferred income taxes                                  414,204        398,750
  Provision for doubtful accounts                        526,352        498,768
  Depreciation and amortization                          345,145        284,216
  Amortization of guarantee fees                          67,150         39,075
  Change in assets and liabilities:
   Decrease (increase) in resort property
    held for Vacation Ownership Interest sales         1,016,760     (3,419,011)
   (Decrease) in resort property under development      (518,127)            --
   Increase in land held for sale                         (3,572)       (35,511)
   Increase in other assets                              (11,637)      (114,830)
   Decrease in accounts payable                         (390,843)    (1,090,112)
   Increase (decrease) in accrued and
    other liabilities                                    357,065       (331,032)
                                                     -----------   ------------
Net cash provided by (used in) operating activities    2,966,575     (3,165,092)
                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Notes receivable, net                             (4,429,967)    (3,547,438)
    Increase in deferred assets                          (67,617)       (14,114)
    Purchases of property and equipment, net            (492,988)    (1,044,690)
    Net cash paid for minority interest                 (820,000)            --
                                                     -----------   ------------
Net cash used in investing activities                 (5,810,572)    (4,606,242)
                                                     -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                        6,208,386      9,716,404
    Principal payments on notes payable               (4,374,662)   (12,092,189)
    Principal payments on notes payable to affiliates   (202,181)      (387,143)
    Distributions to minority partners                  (140,000)            --
    Net proceeds from issuance of common stock            96,125      9,394,289
    Acquisition of treasury stock                           (563)      (387,869)
    Preferred stock dividend payments                    (47,894)       (47,996)
                                                     -----------   ------------
Net cash (used in) provided by financing activities   (1,539,211)     6,195,496
                                                     -----------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS                 (1,304,786)    (1,575,838)

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                              3,523,047      3,226,038
                                                     -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 2,218,261   $  1,650,200
                                                     ===========   ============

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

                        Three Months Ended     Nine Months Ended
                          September 30,           September 30,
                       -------------------   -----------------------
                         1997       1998        1997         1998
Interest paid          $627,000   $356,000   $1,547,000   $1,498,000
Income taxes paid      $     --   $  2,000   $       --   $    5,000
Capitalized interest   $ 54,000   $ 34,000   $  140,000   $  357,000

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

     In September 1998, the Company borrowed $300,000 for additional development at Varsity Clubs of America South Bend Chapter, including enclosure of the outdoor swimming pool. The note is secured by furniture and equipment, bears interest at 9.5% and matures in 2001.

NOTE 3. NOTE PAYABLE TO AFFILIATES

     In September 1998, the Company entered into an agreement to purchase at a $200,000 discount a promissory note from an affiliate with a current principal balance before the discount of $998,349 and accrued interest of $13,130. The Company made a $100,000 principal payment in September 1998 and paid the remaining balance in October 1998. The $200,000 in debt forgiveness has been treated as additional paid-in capital.

NOTE 4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                      Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                     -------------------       --------------------
                                      1997         1998         1997         1998
                                      ----         ----         ----         ----
Net income                        $  457,019   $  (60,340)  $  986,046   $  604,595
Less: Series A preferred stock
 dividends                           (12,000)     (12,000)     (35,947)     (36,000)
Series C convertible preferred
 stock cumulation share dividends $   (8,859)      (4,938)     (26,577)     (21,775)
                                  ----------   ----------   ----------   ----------
Net income available to common
    stockholders - basic          $  436,160   $  (77,278)  $  923,522   $  546,820
                                  ==========   ==========   ==========   ==========
Weighted average shares of common
    stock outstanding - basic      2,654,633    4,165,440    2,623,502    3,612,701
                                  ==========   ==========   ==========   ==========

Basic net income per share        $     0.16   $    (0.02)  $     0.35   $     0.15
                                  ==========   ==========   ==========   ==========

                          DILUTED NET INCOME PER SHARE

                                      Three Months Ended        Nine Months Ended
                                        September 30,             September 30,
                                     -------------------       --------------------
                                      1997         1998         1997         1998
                                      ----         ----         ----         ----
Net income                        $  457,019   $  (60,340)  $  986,046   $  604,595
Less: Series A preferred stock
 dividends                           (12,000)     (12,000)     (35,947)     (36,000)
                                  ----------   ----------   ----------   ----------
Net income available to common
    stockholders - diluted        $  445,019   $  (72,340)  $  950,099   $  568,595
                                  ==========   ==========   ==========   ==========
Weighted average shares of common
    stock outstanding              2,654,633    4,165,440    2,623,502    3,612,701
Add: Convertible preferred stock
 (Series B and C) dilutive effect    110,541      110,541      112,320      110,541
                                  ----------   ----------   ----------   ----------
Weighted average shares of common
  stock outstanding - dilutive     2,765,174    4,275,981    2,735,822    3,723,242
                                  ==========   ==========   ==========   ==========

Diluted net income per share      $     0.16   $    (0.02)  $     0.35   $     0.15
                                  ==========   ==========   ==========   ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:
                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ------------------    -----------------
                                           1997        1998      1997      1998
As a percentage of total timeshare
revenues:
 Sales of Vacation Ownership Interests      68.2%      58.8%     66.5%     61.7%
 Resort operating revenue                   27.7%      34.8%     29.9%     32.7%
 Interest income                             4.1%       6.4%      3.6%      5.6%
                                         -------    -------   -------   -------
 Total timeshare revenues                  100.0%     100.0%    100.0%    100.0%
                                         =======    =======   =======   =======
As a percentage of sales of Vacation
Ownership Interests:
 Cost of Vacation Ownership
   Interests sold                           12.5%      13.1%     13.3%     13.9%
 Sales and marketing                        60.1%      74.0%     57.7%     65.1%
 Provision for doubtful accounts             3.1%       3.0%      3.0%      3.0%
 Contribution margin percentage
  from sale of Vacation
  Ownership Interests (1)                   24.3%       9.9%     26.0%     18.0%

As a percentage of resort operating
revenue:
 Cost of resort operations                  96.4%      94.4%     99.2%     97.5%

As a percentage of total timeshare
revenues:
 General and administrative                  7.0%       8.8%      7.5%      7.8%
 Depreciation and amortization               1.4%       1.0%      1.3%      1.0%
 Timeshare operating income                 13.3%       4.3%     12.4%      8.8%

Selected operating data:
 Vacation Ownership Interests sold (2)(3)    522        352     1,231     1,114
 Average sales price per Vacation
     Ownership Interest sold (excluding
     revenues from Upgrades) (2)         $12,023    $13,387   $12,598   $13,018

 Average sales price per Vacation
     Ownership Interest sold (including
     revenues from Upgrades) (2)         $13,051    $16,005   $14,420   $15,161

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

     The introduction of the higher priced Premiere Vacation Club interests to both new customers and existing owners is reflected in the increased average sales price per Vacation Ownership Interest sold. The average sale price per Vacation Ownership Interest sold excluding revenue from Upgrades increased from $12,023 to $13,387 and from $12,598 to $13,018 for the three and nine month periods in 1997 to the same periods in 1998 and the average sales price including Upgrades increased from $13,051 to $16,005 and from $14,420 to $15,161 for the same periods.

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

     Interest income increased 47% to $610,098 for the three months ended September 30, 1998 from $414,482 for the same period in 1997 and increased 59% to $1,543,771 for the nine months ended September 30, 1998 from $973,236 for the same period in 1997, primarily as a result of the increase in customer notes retained by the Company and increases in interest rates charged by the Company on its customer notes. The Company is retaining and borrowing against (hypothecating) rather than selling a greater portion of its consumer notes.

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

     General and administrative expenses increased 20% to $842,848 for the three months ended September 30, 1998 from $703,731 for the same period in 1997 and increased 6% to $2,120,528 for the nine months ended September 30, 1998 from $2,003,106 for the same period in 1997. General and administrative expenses increased as a percentage of total timeshare revenues increased to 8.8% for the three and 7.8% for the nine months ended September 30, 1998 compared to 7.0% and 7.5% for the same periods in 1997, respectively. The increases reflect greater staffing (including information systems, contract and loan processing and accounting and financial personnel) to support recent and planned expansion of sales offices, properties and marketing programs, including the Varsity Clubs of America - Tucson Chapter hotel and sales office, offsite sales offices in Mexico and the Premiere Vacation Club program.

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



                            ILX RESORTS INCORPORATED
                                  (Registrant)



                              /s/ Joseph P. Martori
                            ------------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /s/ Nancy J. Stone
                            ------------------------
                                 Nancy J. Stone
                                    President



                              /s/ Stephen W. Morgan
                            ------------------------
                                Stephen W. Morgan
                             Chief Financial Officer
                            and Senior Vice President



Date:  As of December 30, 1998

                                  EXHIBIT INDEX

No.           Description
---           -----------

27-1          Financial Data Schedule (filed herewith)