Form 10-K
period 1998-12-31
ILX RESORTS INC
filed 1999-04-15
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

    For the fiscal year ended December 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

    For the transition period from _______________ to _______________

                        Commission File Number 001-13855

                            ILX RESORTS INCORPORATED

          ARIZONA                                        86-0564171
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2111 East Highland Avenue, Suite 210, Phoenix, AZ 85016

        Registrant's telephone number, including area code (602) 957-2777

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
        Title of Class                                 on which registered
        --------------                                 -------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            Class                               Outstanding at February 28, 1999
-------------------------------                 --------------------------------
Common Stock, without par value                          4,028,393 shares

At February 28, 1999, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing bid price at which such stock was sold, was approximately $4.2 million.

Portions of Registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                            ILX RESORTS INCORPORATED

                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                        3
--------------------------------------------------------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES                                        3

ITEM 3. LEGAL PROCEEDINGS                                                    16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16


PART II                                                                      17
--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                                  17

ITEM 6. SELECTED FINANCIAL DATA                                              17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                             23


PART III                                                                     25
--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  25

ITEM 11. EXECUTIVE COMPENSATION                                              25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      25

PART IV                                                                      26

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     26

                                     PART I

         This Form 10-K contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to finance its operations and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company's public filings with the Securities and Exchange Commission.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

         ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of five resorts in Arizona, one in Indiana, and one in Colorado, (collectively, the "ILX Resorts"). At December 31, 1998, the ILX Resorts represented an aggregate of 451 units and 24,791 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Vacation Ownership Interests currently under construction in San Carlos, Mexico. The Company also markets additional interests, which consisted, at December 31, 1998, of an aggregate of approximately 78 Vacation Ownership Interests in destination resorts owned by others and located in Florida, Mexico and elsewhere (collectively, the "Additional Interests").

         The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 1998, the Company increased the number of ILX Resorts from two to seven, and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 24,869 weeks (including 1,500 under construction in San Carlos and the Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $36.7 million in 1998. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX Resorts and the marketing and sale of Vacation Ownership Interests in these resorts.

         The Company believes it was able to purchase the ILX Resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with Los Abrigados in Sedona, Arizona (175 units), the Kohl's Ranch Lodge in Payson, Arizona (52 units) the Roundhouse Resort in Pinetop/Lakeside, Arizona (59 existing units owned by current owners of Vacation Ownership Interests and planned expansion of a minimum of 20 units), and the 1,500 Vacation Ownership Interests currently under construction in San Carlos, Mexico.

         Utilizing management's development expertise, the Company developed and implemented the Varsity Clubs concept. This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities. The first Varsity Club, VCA-South Bend, consisting of 62 units, was completed in August 1995 and is located approximately three miles from the University of Notre Dame in South Bend, Indiana. The second Varsity Club, VCA-Tucson, consisting of 60 units, was completed in July 1998 and is located approximately three miles from the University of Arizona in Tucson, Arizona. The scope of the Company's activities since 1991 have enabled the Company's management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company's operating and growth strategies, including property identification and acquisition, property development and rehabilitation, and Vacation Ownership Interest sales and marketing.

         The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty and located within convenient and inexpensive travelling distance from major population centers (currently Phoenix, Tucson and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs. As of December 31, 1998, the Company operated six resorts consisting of 392 units and held 8,500 unsold Vacation Ownership Interests in those resorts. The Roundhouse Resort and the San Carlos Plaza Resort are operated by third parties not affiliated with the Company. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX Resorts.

         Historically the Company has primarily marketed Vacation Ownership Interests in individual ILX Resorts. Commencing in June 1998, the Company began marketing some of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. The Premiere Vacation Club offers purchasers a deeded one-week membership interest which may be used at any time between certain specified dates at any one of the ILX Resorts included in the Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such Resorts. Vacation Ownership Interests in individual ILX Resorts and in Premiere Vacation Club may be exchanged for a stay at other resorts through the major national exchange networks in which ILX Owners may participate, such as Resort Condominiums International ("RCI") and Interval International ("II"). The vast majority of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in the Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company designed the Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities and food and beverage discounts at its participating ILX Resorts).

         In addition to marketing through its Premiere Vacation Club, the Company intends to pursue the expansion of its proprietary branded Varsity Club concept. The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States. The Company completed construction and commenced operations of its prototype Varsity Club property, VCA-South Bend, located near the University of Notre Dame, in 1995 and its second Varsity Club, VCA-Tucson, located near the University of Arizona in Tucson, Arizona, in July 1998. The Company intends to develop its Varsity Club properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company. In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban "city club" experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network. The Company believes that Varsity Clubs offer features common to a "city club", including a fitness center, swimming pool, bar, restaurant/ lounge, billiards and large sitting/welcome room. In addition, the Varsity Clubs concept enables the Company to enlarge the Company's target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company's target base of potential purchasers. Varsity Clubs offer a flexible ownership structure which permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for "city club" use. The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events. The Company also believes that its success in gaining access to alumni and other target potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.

         During 1998, the Company sold 2,303 annual and biennial Vacation Ownership Interests at the ILX Resorts, compared to 2,512 and 2,320 during 1997 and 1996, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $11,444 for an annual interest and $6,899 for a biennial interest, resulting in a weighted average price of $12,656 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 1997 and $12,123 for an annual interest and $6,867 for a biennial interest, resulting in a weighted average price of $13,013 during the year ended December 31, 1998. At December 31, 1998, the Company had an existing inventory of 10,184 unsold Vacation Ownership Interests (including the Additional Interests and the 1,500 San Carlos Vacation Ownership Interests) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to 6,134 additional Vacation Ownership Interests through 2000 and thereafter at the existing ILX Resorts.

THE RESORTS

         The table below sets forth certain information, as of December 31, 1998, with respect to the ILX Resorts. The information set forth below does not include the Company's planned expansion of the ILX Resorts or development of additional Varsity Clubs and CARs. As described in Note 9 of the Notes to Consolidated Financial Statements, all of the Company's resorts except the Golden Eagle and Roundhouse Resorts are encumbered by one or more deeds of trust.

                                             SIZE OF
                                             UNITS(3)                         RESORT AMENITIES
                                            --------      --------------------------------------------------------
                                                          RESTAURANT/  WHIRLPOOL/ SWIMMING   FITNESS     LOCAL
RESORTS(L)(2)                LOCATION      S   1BR   2BR    LOUNGE        SPA       POOL     CENTER   AMENITIES(4)
-------------                --------      -   ---   ---    ------        ---       ----     ------   ------------
CONVENIENT ACCESS RESORTS
Los Abrigados Resort & Spa Sedona, AZ            158   17      4/1         Y         Y-2      Y        B,BB,BL,
                                                                                                       D,F,FW,G,
                                                                                                       H,MT,Sh,
                                                                                                       T,TH,V

The Inn at Los Abrigados   Sedona, AZ        9          1      4/1         Y         Y-2      Y        B,BB,BL,
                                                                                                       D,F,FW,G,
                                                                                                       H,MT,Sh,
                                                                                                       T,TH,V
Kohl's Ranch Lodge         Payson, AZ       42     4    6      1/2         Y         Y        Y
                                                                                                       B,BB,C,D,
                                                                                                       F,FW,G,H,
                                                                                                       Sh,TH,V
Roundhouse Resort          Pinetop/
                           Lakeside, AZ     19    30   10      1/1         Y         Y        Y        C,D,FW,G,
                                                                                                       H,MT,SH,SS,
                                                                                                       TH
Golden Eagle Resort        Estes Park, CO    9    21    3      1/1         Y         Y        N
                                                                                                       BL,D,F,
                                                                                                       FW,G,H,
                                            --   ---   --                                              Sh,TH
  TOTAL CARS                                79   213   37
VARSITY CLUBS OF AMERICA
VCA - South Bend           South Bend, IN    3   54     5      1/1         Y         Y        Y        B,BB,BL,
                                                                                                       D,G,M,
                                                                                                       MT,Sh,UC

VCA - Tucson               Tucson, AZ        4   44   12       1/1         Y         Y        Y        BL,D,G,M,
                                                                                                       MT,Sh,T,TH
                                            --  ---   --                                               UC
  TOTAL VARSITY CLUBS(5)                     7   98   17
                                            --  ---   --
Total                                       86  311   54
                                            ==  ===   ==

----------
(1) Information regarding the 1,500 San Carlos Vacation Ownership Interests (of which approximately half are one-bedroom and half are two-bedroom units) has not been included in the following chart because such Vacation Ownership Interests are currently under construction. Until construction is complete, Premiere Vacation Club members may utilize the accommodations and amenities at the full-service resort adjacent to the property. Following construction, Premiere Vacation Club members will continue to be able to utilize the adjacent resort amenities, as well as the amenities of the new construction, which includes three full-service restaurants and a lounge, two swimming pools, a whirlpool spa and the fitness center. The following amenities are also available locally: (4) BO, D, F, G, H, Sh, T and W.
(2) Information regarding the Additional Interests has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and, except for the 106 Vacation Ownership Interests in the Roundhouse Resort, does not own any of such resorts.
(3) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(4)  B - Basketball, BB - Bocce Ball, BL - Billiard, BO - Boating, C - Casino, D
     - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T
     - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.
(5) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

DESCRIPTION OF ILX RESORTS

         CONVENIENT ACCESS RESORTS

         LOS ABRIGADOS RESORT & SPA. Los Abrigados is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of 175 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges. Los Abrigados offers one- and two-bedroom units, each with a separate living area, bedroom, mini-kitchen and balcony or patio. Twenty suites offer a fireplace and whirlpool spa as well. Nine units offer full kitchenettes. Los Abrigados Resort is designed in southwestern decor and is surrounded by the dramatic red rocks of Oak Creek Canyon. This resort has an onsite sales office.

         Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, tennis courts, sports court, basketball court, bocce ball courts, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is an II Five-Star resort.

         As of December 31, 1998, Los Abrigados contained 9,100 Vacation Ownership Interests, of which 787 remained available for sale (excluding 1,035 Vacation Ownership Interests owned by Premiere Vacation Club). The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados including 20 units on the present site (representing 1,040 Vacation Ownership Interests). The Company is currently exploring this and other expansion possibilities in conjunction with opportunities of an adjacent site; however, no contracts, rights or commitments exist with respect to any of such opportunities.

         THE INN AT LOS ABRIGADOS. The Inn at Los Abrigados is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of ten units adjacent to Los Abrigados. The Inn at Los Abrigados includes the main Morris House and nine bed and breakfast-style units in three buildings situated amidst a former apple orchard. The Morris House is a multi-level luxury suite sleeping six, and features a sunken living room, full kitchen with dining area, a loft, two full bathrooms and a private backyard with patio and barbecue. The bed and breakfast-style units each feature king beds, a sitting area, microwave, refrigerator, coffee maker, full bath with shower and balcony or patio. Guests of the Inn at Los Abrigados have charge privileges at and full use of all Los Abrigados amenities. The Inn at Los Abrigados is an II Five-Star resort.

         The Company acquired the Inn at Los Abrigados in September 1996 and completed improvements at this resort in the fourth quarter of 1997. As of December 31, 1998, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 192 remained available for sale (excluding 265 Vacation Ownership Interests owned by Premiere Vacation Club).

         KOHL'S RANCH LODGE. Kohl's Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world. Kohl's Ranch consists of 52 units. Forty-one of the units are at the main lodge, 8 units consist of one-and two-bedroom cabins along Tonto Creek, and three units are part of a triplex cabin. This resort also has an on-site sales office.

         Kohl's Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children's playground and gazebos and sport court. Kohl's Ranch also includes a freestanding building that contains food and beverage facilities, a gift shop and space for additional retail and other operations. Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace. In addition, Kohl's Ranch offers a unique pet resort. Kohl's Ranch is an RCI resort.

         As  of  December  31,  1998,  Kohl's  Ranch  contained  2,704  Vacation
Ownership Interests, of which approximately 633 were available for sale (excluding 1,315 Vacation Ownership Interests owned by Premiere Vacation Club). In addition, the Company has expansion capabilities at Kohl's Ranch for 12 additional two-bedroom creekside cabin units (624 one-week Vacation Ownership Interests), on which it began development in 1998 and expects to complete in 1999.

         ROUNDHOUSE RESORT. The Roundhouse Resort is located on 9.5 acres in the White Mountains of Northeastern Arizona, approximately 190 miles from Phoenix, Arizona. Roundhouse Resort currently consists of 59 units, all of which existed prior to the Company's acquisition of the development rights at this resort.

         Amenities at the Roundhouse Resort include a restaurant and lounge which the Company will begin operating in the summer of 1999, recreation center with indoor pool, racquetball and basketball courts. In addition, the resort is proximate to golf courses, skiing, horseback riding, hiking and other outdoor activities. At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona's arid lowlands. Roundhouse Resort is an RCI resort.

         As of December 31, 1997, the Roundhouse Resort contained 2,950 one-week Vacation Ownership Interests, all of which were sold by the previous owners of this resort. As of December 31, 1998, the Company holds 106 Vacation Ownership Interests in the Roundhouse Resort, which it acquired during 1998. The Company intends to market these Vacation Ownership Interests through Premiere Vacation Club. The Company intends to expand this resort through the construction of up to 60 additional units (representing up to 3,120 Vacation Ownership Interests), commencing with an initial phase of 20 units (representing 1,040 Vacation Ownership Interests). The 20-unit expansion is currently in the planning stages and construction is expected in 2000.

         GOLDEN EAGLE RESORT. The Golden Eagle Resort is a four-acre property located in the town of Estes Park, Colorado, within three miles of Rocky Mountain National Park and approximately 70 miles from Denver, Colorado. This resort consists of 33 total units and is bounded generally by undeveloped forested mountainside land, which provides excellent mountain views from the resort.

         The Golden Eagle Resort is centered around the historic Crag's Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort's main lodge. Amenities offered at this resort include a restaurant, bar and library, as well as two other freestanding buildings containing six guest rooms and support facilities. Each unit at Golden Eagle features a fully equipped kitchenette, living and dining areas, television and video cassette player. Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions. Golden Eagle Resort is an RCI resort.

         As of December 31, 1998, the Golden Eagle Resort contained 1,683 one-week Vacation Ownership Interests, of which 298 were available for sale (excluding 565 Vacation Ownership Interests owned by Premiere Vacation Club). In addition, the Company owns one unit in a residential duplex adjacent to the property, which is not currently available for sales of Vacation Ownership Interests. The Company intends to construct two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

         VARSITY CLUBS OF AMERICA

         VCA-SOUTH BEND. The Company's first Varsity Clubs facility is an approximately four acre property located approximately three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA-South Bend offers a total of 62 units, consisting of studio, one- and two-bedroom suites. This resort has an onsite sales office.

         Each one- and two-bedroom suite at VCA-South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa as well as color television with premium movie channels. Common areas at the resort include the Stadium Sports Lounge, featuring a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children's playground, billiards room, library, gift shop, business center and special events facilities. The Company intends VCA-South Bend to serve as a prototype, subject to modifications and improvements, for the expansion of the Company's Varsity Clubs concept to other suitable locations, with additional modifications made as appropriate to suit local tastes and preferences. VCA-South Bend is an II Five-Star resort.

         As of December 31, 1998, this resort contained 3,224 one-week Vacation Ownership Interests, of which approximately 708 were available for sale (excluding 695 Vacation Ownership Interests owned by Premiere Vacation Club). Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests). Construction of such additional units is not anticipated prior to 2000.

         VCA-TUCSON. The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA-Tucson offers a total of 60 units, consisting of studio, one- and two-bedroom suites. This resort has an onsite sales office.

         VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes. Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels. Amenities at this resort include a Sports Lounge designed similar to that at VCA-South Bend, the Twenty-Four Hour Sports Ticker, touchdown breakfast buffet, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children's playground, bocce ball court, business center and special events facilities. VCA-Tucson is an II Five-Star resort.

         At December 31, 1998, this resort contained 3,120 one-week Vacation Ownership Interests, of which 1,686 were available for sale (excluding 1,125 Vacation Ownership Interests owned by Premiere Vacation Club).

         THE SEA OF CORTEZ BEACH CLUB

         The Sea of Cortez Beach Club is an ocean front property currently under construction adjacent to the San Carlos Plaza Resort on the Sea of Cortez in San Carlos, Mexico. The Company, through Premiere Vacation Club, has acquired 1,500 25-year right-to-use Vacation Ownership Interests in 32 one- and two- bedroom units in The Sea of Cortez Beach Club upon completion of construction, which is expected to be in late 1999. The Company intends to market such Vacation Ownership Interests exclusively through Premiere Vacation Club. Until construction is complete, Premiere Vacation Club members wishing to visit San Carlos may utilize units in the San Carlos Plaza Resort and all its resort amenities. The resort amenities will continue to be available to owners of Vacation Ownership Interests in The Sea of Cortez Beach Club (including Premiere Vacation Club owners as discussed more fully below) following completion of construction. Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, several lounges, gift shops and water sports equipment. Each unit in The Sea of Cortez Beach Club will have a separate living area, bedroom(s), full kitchen and balcony or patio. In January 1999, the Company annexed 1,500 San Carlos Vacation Ownership Interests into Premiere Vacation Club and refiled the Premiere Vacation Club registration with the Arizona Department of Real Estate to reflect this annexation. The Sea of Cortez Beach Club will be an RCI Resort and has been awarded Gold Crown status. A small onsite sales office is already operating at the San Carlos Plaza Resort and is currently offering Vacation Ownership Interests in Premiere Vacation Club.

         PREMIERE VACATION CLUB

         In January 1998 the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in the Premiere Vacation Club. The 5,000 Vacation Ownership Interests annexed into the Club consisted of 1,035 Vacation Ownership Interests in Los Abrigados Resort & Spa, 265 Vacation Ownership Interests in The Inn at Los Abrigados, 1,315 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in Golden Eagle Resort, 695 Vacation Ownership Interests in VCA-South Bend and 1,125 Vacation Ownership Interests in VCA-Tucson. In January 1999, 1,500 San Carlos Vacation Ownership Interests were annexed into Premiere Vacation Club, bringing the total Premiere Vacation Club Vacation Ownership Interests to 6,500 at that date.

         At December 31, 1998, 4,195 of the 5,000 Premiere Vacation Club Vacation Ownership Interests were available for sale. Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company's sales offices.

         ADDITIONAL INTERESTS

         In addition to the ILX Resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 1998, the Company owned 12 Vacation Ownership Interests at the Ventura Resort located in Boca Raton, Florida. Purchasers of Vacation Ownership Interests at Ventura Resort acquire deed and title to a particular unit, which entitles the purchaser to use of the unit and to use the resort's common area during a fixed designated time period. As of December 31, 1998, the Company also owned 39 Vacation Ownership Interests at the Costa Vida Vallarta Resort, located on a private beach, just minutes south of Puerto Vallarta, Mexico. Vacation Ownership Interests in the Costa Vida Vallarta Resort consist solely of contractual use rights which expire in 2009. The Company also owns, in addition to the 106 Vacation Ownership Interests in the Roundhouse Resort as disclosed above, one to two Vacation Ownership Interests in each of a number of additional resorts that it holds for resale.

OPERATING STRATEGIES

         The Company's operating strategy seeks to emphasize the following characteristics, which management believes provide ILX with certain competitive advantages within the vacation ownership industry.

         FLEXIBLE VACATION OWNERSHIP INTEREST PURCHASE OPTIONS. The Company believes the flexibility associated with its inventory of Vacation Ownership Interests provides a uniquely appealing opportunity for ILX Owners. Unlike many of the Company's competitors, substantially all of the Company's inventory of Vacation Ownership Interests at the ILX Resorts are intended to be used on dates specified from time to time by the ILX Owner within a broad range of available dates and not fixed at the time of purchase. Purchasers of a Vacation Ownership Interest in the Company's proprietary branded Premiere Vacation Club are entitled to use their Vacation Ownership Interest at any resort in the Premiere Vacation Club or may split up their Vacation Ownership Interest according to the owner's needs and preferences and it may be used at any number of participating resorts, as well as thousands of other resorts through the domestic and international exchange programs in which ILX Owners participate. In addition, Vacation Ownership Interests at Varsity

Clubs may be purchased for highly desirable single-day uses, a collection of single days (such as designated days during an entire football or other sports season) or other packages suited to meet each ILX Owner's preferences.

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

         ENHANCED AMENITIES. Each of the ILX Resorts has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high-quality resorts, such as horseback riding, golf, swimming pools and exercise facilities. The Roundhouse Resort contains a fully equipped restaurant, which had not been in operation at the time of the Company's acquisition in December 1997 nor to date, but which the Company intends to commence operating in the summer of 1999. The Company believes that most resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities. As a result, management believes ILX Owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities. See "- The Resorts."

         DEMONSTRATED ABILITY TO ACQUIRE AND DEVELOP PROPERTIES. The Company has historically been successful at acquiring resorts in settings of natural beauty at relatively low costs. The Company's acquisition strategy is to identify underutilized or distressed properties in locations with high tourist appeal and access to major metropolitan centers. Thereafter, the Company's redevelopment efforts are primarily targeted at improving the amenities and appointments of such properties. Recently, the Company has successfully developed its prototype Varsity Clubs of America resort, VCA-South Bend, and a second Varsity Clubs facility, VCA-Tucson. Future Varsity Clubs will be designed and constructed in accordance with the VCA-South Bend prototype, with appropriate modifications and improvements. The Company believes that its acquisition and development strategies have resulted in a portfolio of desirable properties with a relatively low cost of sales margin.

         CONVENIENT ACCESS RESORTS. The Company's CARs are typically located within a two-hour drive of an ILX Owner's principal residence, which accommodates a demand for more frequent and convenient "short-stay" vacations without the costs of airfare. This proximity also facilitates marketing of the Company's Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at any of the Company's properties included in the Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network. In addition to the use of their Vacation Ownership Interest, ILX Owners are also entitled to unlimited day-use of the offered amenities and discounted food, beverage and other services at their individual ILX Resort or, in the case of Premiere Vacation Club members, at any ILX Resort included in Premiere Vacation Club, thereby facilitating use and enhancing the benefits of ownership by ILX Owners.

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

         PREMIUM LOCATIONS. The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers. Substantially all of the ILX Resorts are located in the western United States in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas. Substantially all of the Company's inventory of Vacation Ownership Interests qualify as "red time," the highest demand classification for purposes of participation in exchange networks such as RCI and II. The Company intends to develop additional Varsity Clubs and Premiere Vacation Club resorts in other western United States sites that offer natural settings or other attractions to entice tourists to visit such locations.

         INTEGRATED IN-HOUSE OPERATIONS. Substantially all of the Company's marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and those payment and collection activities related to the financing by third parties of promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest ("Customer Notes"). In addition, the Company operates all of the ILX Resorts on a centralized basis, with operating and maintenance costs paid from ILX Owners' dues as well as hotel rental revenues. The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations and result in lower overall costs than generally associated with outsourcing such operations. Such integration also facilitates the Company's Premiere Vacation Club and the ILX Resorts' qualification in the RCI and II exchange networks, among others.

         DIRECTED MARKETING. The Company's marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX Resorts or a likelihood of frequent travel. As opposed to traditional marketing strategies which often emphasize telemarketing and direct mail activities focused on promotional inducements unrelated to travel, the Company's marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX Resorts or at non-affiliated hotels in popular destinations in the western United States). By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contacts. In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies. The Company believes that a high-quality "city club" experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Club. Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Club will be developed. For example, alumni of the University of Arizona, to whom the Company is marketing Vacation Ownership Interests at its VCA-Tucson, currently number approximately 180,000. The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

PREMIERE VACATION CLUB

         Sales of Vacation Ownership Interests in Premiere Vacation Club commenced in June 1998. Purchasers are offered deeded membership interests that may be used in their entirety at one time or may be divided into shorter stays at a variety of the Company's resorts or may be exchanged through a participating exchange network. The Company's Premiere Vacation Club emphasizes CARs (i) which facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX Resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) which facilitate flexible use options. The Company believes that its proprietary branded Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX Resorts. In addition, membership interests in the Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX Resort, which the Company believes will result in increased revenues. The Company has begun marketing membership interests in its Premiere Vacation Club to ILX Owners as well as first-time buyers, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

         Initially, the Company's Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX Resorts. New resorts will be added through the Company's aggressive pursuit of selected acquisition opportunities, such as the addition of the 1,500 25-year right-to-use Vacation Ownership Interests in The Sea of Cortez Beach Club in San Carlos, Mexico. By marketing its inventory of Vacation Ownership Interests through the Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in the Premiere Vacation Club. With its existing and planned resorts in Arizona, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets to support the initial introduction of the Premiere Vacation Club concept. The Company believes that the geographic and cultural diversity of Arizona make that state particularly appropriate for this expansion. Thereafter, the Company intends to develop networks of CARs proximate to other major metropolitan areas in the western United States. Further capitalizing on the flexibility of Premiere Vacation Club, in March 1999 the Company entered into an agreement with Coast Resorts whereby Premiere Vacation Club members may utilize their Premiere time in any of the three Coast Resorts in Las Vegas, Nevada, a convenient access destination very attractive to the Phoenix and Tucson markets.

VARSITY CLUBS OF AMERICA

         The Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept. The Company will focus on development of additional Varsity Clubs near prominent colleges and universities in the western United States located in areas with a significant base of existing tourism and access to major population centers. The Varsity Clubs of America concept is primarily intended to offer residents in major population centers a "city club" experience with day-use privileges regularly available, as well as the opportunity to exchange their Vacation Ownership Interest through the exchange networks in which ILX Owners participate. The Varsity Clubs concept also seeks to maximize the appeal of such urban timeshare resorts by strategically locating each of them proximate to one or more prominent colleges and universities with nationally recognized athletic, cultural and other events. Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators. The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty vacation ownership resorts that have a flexible ownership structure, enabling the purchase of anything from a single day, a collection of single days (such as an entire football or other sports' season) or a traditional one-week period. Each Varsity Clubs facility will operate as a hotel to the extent of unsold or unused vacation ownership inventory.

         The prototype VCA-South Bend facility is an all-suite, 62-unit lodging facility that features amenities such as The Stadium (a sports-theme atrium lounge), a private Member's Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers. The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

         The first Varsity Clubs facility was completed in August 1995 and is located approximately three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 1998, approximately 708 one-week intervals were available for sale (excluding 695 Vacation Ownership Interests owned by Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests). To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

         The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Club was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals. VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 750,000, and the proximity to the University of Arizona, which has a current alumni base in excess of 180,000 people. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as providing increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. The VCA-Tucson onsite sales office offers customers both Premiere Vacation Club and VCA-Tucson Vacation Ownership Interests. Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, as well as a variety of additional benefits.

         The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years. Management believes there exist numerous sites in the western United States that are attractive for the development of additional Varsity Clubs. The Company intends to expand its Varsity Clubs concept to up to five of these areas in the next five years, based upon the VCA-South Bend prototype, with certain modifications and improvements. The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered, each with a consistent design and selection of amenities. Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise. Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas, such as Tempe, Arizona; Boulder, Colorado; Las Vegas, Nevada; Palo Alto, California; Salt Lake City - Provo, Utah; and Seattle, Washington. The Company will also seek to broaden the affinity marketing base of its future Varsity Clubs by situating them proximate to more than one prominent college or university, where appropriate. The Varsity Clubs concept also seeks to capitalize on affinity marketing strategies through the perceived affiliation with a nationally recognized university and the "city club" experience which the Company seeks to associate with the Varsity Clubs of America brand name. The Company intends to provide purchasers of Vacation Ownership Interests in one Varsity Club certain benefits at other Varsity Clubs in order to enhance their appeal to consumers.

SALES AND MARKETING

         Marketing is the process by which the Company attracts potential customers to visit and tour an ILX Resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX Resort or attends a sales presentation. The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis. All of the Company's sales and the majority of the Company's marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees. The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction. In addition, management believes that its practice of hiring employees to staff its sales and marketing functions, as opposed to using independent contractors as has been the industry norm, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon as the Company's business expands. The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a full package of employment benefits to its sales and marketing personnel. Management believes that consistency and high quality in its sales and marketing operations is crucial to its success. The Company believes that the package of benefits offered to its sales and marketing employees is uncommon in the vacation ownership industry and, as a result, attracts high quality personnel and provides an incentive for their performance.

         MARKETING. The Company's marketing activities are devoted primarily towards (i) hotel guests at the ILX Resorts, (ii) RCI and II exchange program participants staying at the ILX Resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX Resorts and in the metropolitan areas within driving distances of the ILX Resorts and (iv) direct mail and telemarketing to residents of metropolitan areas within driving distance of the ILX Resorts. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at ILX Resorts. The Company primarily targets customers who live within driving distance of an ILX Resort or who are vacationing at or near an ILX Resort. This practice allows the Company to invite potential purchasers to experience the ILX Resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX Resort and/or a greater likelihood to take vacations.

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

         SALES. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 160 employees, including approximately 130 sales agents at four sales offices, each located at selected ILX Resorts. Prospective first-time purchasers participate in a tour of the facilities as well as its related amenities, guided by a salesperson. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% to 25% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts substantial credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history. After final approval of a purchase, which includes verification of employment, the Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

         In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX Owners. Sales to ILX Owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered by the ILX Resorts. As a result of an increased emphasis upon sales to these buyers, sales to ILX Owners accounted for 13.7% of Vacation Ownership Interest sales by the Company during 1998. During 1997 and 1996, sales to ILX Owners accounted for 12.5% and less than 6% of the Company's total sales, respectively. The Company intends to increase its sales efforts with respect to ILX Owners.

         Prior to June 1998, the Company's inventory of Vacation Ownership Interests had historically consisted of a one-week interval which could be used on an annual or an alternate-year basis in a specified ILX Resort during a specified range of dates. ILX Owners could also participate in exchange networks such as RCI and II. Commencing in June 1998, the Company began offering deeded membership interests in its Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX Resorts for up to one week on an annual or alternate-year basis. Premiere Vacation Club members may divide their stays into shorter vacations at any time between a specified period of time, enjoy unlimited day use and discounted goods and services at any ILX Resort, as well as a variety of other benefits. The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

CUSTOMER FINANCING

         The Company currently provides financing for approximately 75% to 80% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership
Interests as a down payment. Financing for the remainder is typically made available for a term of seven years at a rate of 14% to 16% per annum. At

December 31, 1998, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $19.6 million, of which $16.6 million were serviced by an outside vendor and had a weighted average yield of 14.4% per annum, which compares favorably to the Company's weighted average cost of borrowings for such Customer Notes of 10.2% per annum.

         The Company believes that providing available financing is essential to the successful sales and marketing of its Vacation Ownership Interest inventory. However, the Company seeks to minimize the risks associated with its financing activities by emphasizing the credit pre-approval process. In addition, the Company expends significant resources negotiating alternative repayment programs for past due accounts, so as to minimize its actual losses. Collection activities with respect to Customer Notes which the Company has hypothecated are managed internally and serviced by a third-party on behalf of the lenders and the Company. In addition, the Company may utilize third party collection agencies for difficult accounts. Historically, these have represented only a minimal percentage of the Customer Notes.

         Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes which it retains, most of which it hypothecates, and, as a result, at December 31, 1998, the Company retained Customer Notes in an aggregate principal amount of $19.6 million as compared to $7.9 million at December 31, 1995.

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

         At December 31, 1998, the Company had agreements with a financial institution for commitments totaling $20 million under which the Company could sell certain of its Customer Notes. In March 1999, the Company entered into a new agreement which increased the commitment amount to $40 million, reduced the purchase rate and expanded the scope to include Customer Notes generated from sales of Vacation Ownership Interests in additional ILX properties and Premiere Vacation Club. The agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the respective financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1998, $7.8 million of the $20 million in commitments was available to the Company. The Company also has financing commitments in the aggregate amount of $43.5 million, pursuant to which the Company may hypothecate Customer Notes which are pledged to the lender as collateral. These borrowings bear interest at rates from prime plus 1.5% to prime plus 3%, have draw periods which expire in 2001 and 2002, and maturity dates of 2006 and 2007. At December 31, 1998, $37 million was available to the Company under these commitments. The Company currently reserves approximately 3% of gross sales (including cash sales) as an allowance for doubtful accounts. This reserve represents a percentage decrease since the Company's inception based upon the Company's actual collections experience. At December 31, 1996, 1997 and 1998, the aggregate amount of these reserves was $2.6 million, $3.0 million and $3.5 million, respectively. During 1996, 1997 and 1998, the Company's provision for doubtful accounts exceeded actual write-offs by $0.2 million, $0.4 million and $0.5 million, respectively. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

OTHER OPERATIONS

         RESORT OPERATIONS. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX Resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX Resorts. During 1998, the Company received $12.2 million in net revenues from these operations, consisting of $6.4 million in room rental revenue, $4.1 million in food and beverage revenue and $1.7 million in other revenue. Of these amounts, Los Abrigados contributed $8.7 million, or 71.3% of the Company's total resort operations revenues in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         SEDONA SPA. The Company's operations also include the sale of personal care products through its majority-owned subsidiary Sedona Worldwide Incorporated. The Company's personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX Resorts. Commencing in the second quarter of 1998, these products were marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line were implemented. This resort-based sales program includes an upscale line of personal care amenities, in-room gift basket promotions and retail product sales at the ILX Resorts. Sedona Spa products are primarily used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. The Company then uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Sales of Sedona Spa products are included in "Income from land and other, net" on the Company's financial statements and, to date, have not resulted in a material amount of net revenues or profits to the Company. The Company has not in the past and does not intend in the future to devote a significant portion of its resources to sales of Sedona Spa products. The Company has announced its intention to spin-off its 80% ownership in Sedona Worldwide Incorporated to the shareholders of ILX and has filed a Registration Statement on Form 10-SB for the proposed spin-off with the Securities and Exchange Commission. The Form 10-SB became effective by lapse of time on January 3, 1999 and, as a result, Sedona Worldwide Incorporated became a reporting company under the Securities and Exchange Act of 1934 as of that date. However, the SEC is currently reviewing the Registration Statement as of the date of this filing.

         LAND SALES. Since l993, the Company has also received revenues from the sale of primarily unimproved real property. These operations originated as a result of the Company's acquisition of its wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), in November 1993. The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations. Typically, the Company has sold these assets as subdivided lots or large unimproved parcels. The Company intends to sell substantially all of the remaining assets during the next twelve to twenty-four months, although there can be no assurance that it will be able to sell these assets at attractive prices, if at all, during this time. Following the sale of these assets, management does not expect to engage in the sale of real property.

         RESALE OPERATIONS. In June 1998, the Company acquired a 51% interest in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona, and while the Company anticipates the possibility of expanding these operations to additional vacation destinations and offering a resale multiple listing service to other resale companies, to date the operations of TRBI have not been material to the Company.

PARTICIPATION IN EXCHANGE NETWORKS

         The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the American Resort Development Association, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX Owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX Owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 85% of the Vacation Ownership Interests at the ILX Resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX Owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. In addition, ILX's Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX Owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

         The Vacation Ownership Interest industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts and Promus Hotel Corporation. In addition, other publicly-traded companies such as Sunterra Resorts, Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc., Bluegreen Corporation and Vistana, Inc. currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

GOVERNMENTAL REGULATION

         GENERAL. The Company's marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its Vacation Ownership Interests are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991. Many states have adopted legislation as well as specific laws and regulations regarding the sale of Vacation Ownership Interests. The laws of most states, including Arizona, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of Vacation Ownership Interests at such resort. In addition, the laws of most states in which the Company sells Vacation Ownership Interests grant the purchaser of a Vacation Ownership Interest the right to rescind a contract of purchase at any time within a statutory rescission period. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

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

         The Company does not always conduct Phase I environmental assessments at the ILX Resorts, properties under development and properties subject to acquisition. Because many of the Company's resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations. Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report. However, when appropriate, the Company has in the past and will in the future obtain Phase I reports. To date, the Company has obtained environmental reports with respect to three of the ILX Resorts. In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests. To date, the Company's investigation of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

EMPLOYEES

         As of December 31, 1998, the Company had approximately 790 employees, of which approximately 540 were employed on a full-time basis (including approximately 130 employed on a full-time equivalent basis of 28 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions.

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

CORPORATE HEADQUARTERS

         The Company leases 5,444 square feet for its corporate offices in Phoenix, Arizona, under a lease which expires on January 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

         A dispute has arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated with respect to amounts owing under the guaranteed maximum price contract relating to the construction of VCA-Tucson. Jeffrey C. Stone dba Summit Builders has filed a demand for arbitration with the American Arbitration Association, claiming damages of $1,763,084.77. The Company is contesting the claim vigorously and has filed a counterclaim in the amount of $2,372,427. The Company has obtained a payment bond in the amount of $2,645,227.15 in accordance with the provisions of Arizona law. In February 1999, the parties entered into a stipulation agreement under which Summit Builders reduced certain of its claims totaling $197,239, the Company agreed to claims totaling $226,854, of which $116,714 represents undisputed change orders previously approved by the Company, and both parties dismissed fraud claims previously sought. In the event that the arbitration results in any liability to the Company greater than amounts accrued for the guaranteed maximum price plus approved change orders, such additional liability will increase the amount recorded as resort property held for sale for VCA-Tucson and will be amortized to cost of sales prospectively as Vacation Ownership Interests are sold.

         A dispute has arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne has filed suit in the Superior Court of Arizona seeking total payment of $154,720.48 plus interest and attorneys' fees. The Company is vigorously contesting the claim and believes the matter will be resolved for less than the settlement previously agreed to by Bowne prior to its institution of litigation and that the Company will recover its attorneys' fees and other costs of litigation.

         Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, after giving retroactive effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998. The information is as reported by the Nasdaq SmallCap Market or the American Stock Exchange. Since February 11, 1998, the Common Stock has been listed on the American Stock Exchange. Prior to February 11, 1998, it had been traded on the Nasdaq SmallCap Market. As of December 31, 1998, the Common Stock was held by approximately 1,075 holders of record. No dividends on the Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. Dividends on Common Stock are subordinate to dividends payable on the Company's Series A and Series C Preferred Stock.
                                                         COMMON STOCK
                                                       ---------------
                                                        HIGH       LOW
                                                        ----       ---
          YEAR ENDED DECEMBER 31, 1997
                 First Quarter                         $6.88      $5.00
                 Second Quarter                         6.88       3.13
                 Third Quarter                          8.44       3.91
                 Fourth Quarter                         8.75       5.15
          YEAR ENDED DECEMBER 31, 1998
                 First Quarter                         $7.25      $4.38
                 Second Quarter                         7.25       5.69
                 Third Quarter                          5.88       1.88
                 Fourth Quarter                         2.94       1.75

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The selected consolidated historical financial information set forth below for the five years ended December 31, 1998 has been derived from the consolidated financial statements of the Company which have been restated to give effect to the Reverse Stock Split.

         The  Selected  Consolidated  Financial  Information  should  be read in conjunction  with  the  Consolidated  Financial  Statements  and  notes  thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                  DECEMBER 31,
                                 ---------------------------------------------
                                 1994       1995     1996       1997      1998
                                 ----       ----     ----       ----      ----
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                        $27,881   $30,849   $31,581   $36,411   $36,745
Net income                        2,148       625     1,051     1,668        62
Net income per share - basic        .86       .24       .38       .60       .00
Net income per share - diluted      .83       .24       .37       .59       .00
Total assets                     28,403    37,753    41,275    43,722    51,997
Notes payable                     7,332    13,528    16,434    22,051    23,002
Shareholders' equity             12,957    13,775    15,175    16,621    25,764

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information for the Company.

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    1996       1997       1998
                                                    ----       ----       ----
  As a percentage of total timeshare revenues:
    Sales of Vacation Ownership Interests            62.2%      65.9%      61.2%
    Resort operating revenue                         34.7%      30.0%      33.2%
    Interest income                                   3.1%       4.1%       5.6%
                                                  -------    -------    -------
    Total timeshare revenues                        100.0%     100.0%     100.0%
                                                  =======    =======    =======
  As a percentage of sales of Vacation
   Ownership Interests:
    Cost of Vacation Ownership Interests sold        15.8%      13.4%      13.9%
    Sales and marketing                              53.4%      57.9%      68.0%
    Provision for doubtful accounts                   3.0%       2.9%       3.0%
    Contribution margin percentage from sale
     of Vacation Ownership Interests (1)             27.8%      25.7%      15.2%

  As a percentage of resort operating revenue:
    Cost of resort operations                        95.1%      95.9%      97.3%

  As a percentage of total timeshare revenues:
    General and administrative                        7.3%       8.2%       9.2%
    Depreciation and amortization                     1.5%       1.3%       1.0%
    Timeshare operating income                       13.4%      12.9%       5.6%

  Selected operating data:
  Vacation Ownership Interests sold (2)(3)          1,562      1,660      1,485
    Average sales price per Vacation Ownership
      Interest sold (excluding revenues from
      Upgrades) (2)                               $11,963    $12,656    $13,013
    Average sales price per Vacation Ownership
      Interest sold (including revenues from
      Upgrades) (2)                               $12,573    $14,446    $15,137
----------

(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,320, 2,512 and 2,303 biennial and annual Vacation Ownership Interests for the years ended December 31, 1996, 1997 and 1998, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1998

         Sales of Vacation Ownership Interests decreased 6% or $1.5 million in 1998 to $22.5 million from $24.0 in 1997. The decrease reflects both a decrease in tour flow in the Sedona and South Bend sales offices and a lower closing rate in the Sedona sales office. Upgrade revenue, included in sales of Vacation Ownership Interests, increased 3% from $3.0 million in 1997 to $3.1 million in 1998. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 4.8% from $14,446 in 1997 to $15,137 in 1998 as a result of increased sales prices.

         The number of Vacation Ownership Interests sold decreased 10.5% from 1,660 in 1997 to 1,485 in 1998. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 2.8% from $12,656 in 1997 to $13,013 in 1998. Sales of Vacation Ownership Interests in 1998 included 1,637 biennial Vacation Ownership Interests (counted as 819 annual Vacation Ownership Interests) and 666 annual Vacation Ownership Interests compared to 1,705 biennial Vacation Ownership Interest sales (counted as 853 annual Vacation Ownership Interests) and 807 annual Vacation Ownership Interests in 1997. The increase in average price per Vacation Ownership Interest sold (excluding Upgrades) in 1998 resulted from increased prices related to the June 1998 introduction of a new product, Premiere Vacation Club. Premiere Vacation Club members may use their time at any of the ILX Resorts, and enjoy day use and food, beverage and other discounts at any ILX Resort. The Company charges higher prices for the greater flexibility and benefits Premiere Vacation Club offers.

         Resort operating revenues increased 11.9% or $1.3 million from $10.9 million in 1997 to $12.2 million in 1998 as a result of increased occupancy and the opening of VCA-Tucson in July 1998. The cost of resort operations increased 13.3% or $1.4 million from $10.5 million in 1997 to $11.9 million in 1998 as a result of costs related to increased occupancy and the opening of VCA-Tucson. The increase in cost of resort operations as a percentage of resort operating revenue from 95.9% in 1997 to 97.3% in 1998 reflects the start-up costs of VCA-Tucson as well as initial lower occupancy of this new property.

         The 36.4% increase in interest income from $1.5 million in 1997 to $2.1 million in 1998 is a result of the increased Customer Notes retained by the Company and increases in interest rates charged by the Company on its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, thereby benefiting from the interest spread between the customer rate and the lower Company borrowing rate.

         Interest expense is comparable between years in spite of greater hypothecation borrowings because of reductions in other notes payable from the proceeds of the Company's follow-on offering in the second quarter of 1998.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.4% in 1997 to 13.9% in 1998 due to an increase in the sales mix of purpose-built VCA facilities, which have a higher cost basis than acquired resorts. Sales of Vacation Ownership Interests in VCA-Tucson commenced in mid-1997, with the first full year of sales in 1998.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 68.0% in 1998 compared to 57.9% in 1997 due primarily to reduced closing rates at the Sedona sales office and to low tour flow to the South Bend sales office, coupled with high marketing costs, as the Company pursued start-up of alternative marketing approaches to generate tours to the South Bend sales office. Tours to this office had previously been produced by an outside vendor who was terminated due to unethical business practices.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales remained comparable between years.

         General and administrative expenses increased 13.3% to $3.4 million in 1998 from $3.0 million in 1997. General and administrative expenses increased to 9.2% as a percentage of total timeshare revenues in 1998 from 8.2% in 1997 due to an increase in payroll expense, professional fees and automation, in part due to the infrastructure necessary for the introduction and support of Premiere Vacation Club.

         In December 1997, the Company sold its general partnership interest in Lomacasi Cottages resulting in a non-recurring gain of $356,000.

         The decrease in minority interests from 1997 to 1998 reflects the buyout by the Company of the Los Abrigados Partners Limited Partnership ("LAP") minority interest in August 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1997

         Sales of Vacation Ownership Interests increased 22.1% or $4.4 million in 1997 to $24.0 million from $19.6 in 1996. The increase reflects both an increase in sales prices and an expanded marketing program whereby existing ILX Owners were offered an opportunity to purchase an Upgrade. Upgrade revenue, included in sales of Vacation Ownership Interests, increased 200% from $1.0 million in 1996 to $3.0 million in 1997. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 14.9% from $12,573 in 1996 to $14,446 in 1997 as a result of increased sales prices and the additional Upgrade sales. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.

         The number of Vacation Ownership Interests sold increased 6.3% from 1,562 in 1996 to 1,660 in 1997. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 5.8% from $11,963 in 1996 to $12,656 in 1997. Sales of Vacation Ownership Interests in 1997 included 1,705 biennial Vacation Ownership Interests (counted as 853 annual Vacation Ownership Interests) and 807 annual Vacation Ownership Interests compared to 1,517 biennial Vacation Ownership Interest sales (counted as 759 annual Vacation Ownership Interests) and 803 annual Vacation Ownership Interests in 1996. The increase in average price per Vacation Ownership Interest sold (excluding Upgrades) in 1997 resulted both from increased prices and from the Company's increased sales of biennial Vacation Ownership Interests (the sales price of which is more than one-half of an annual Vacation Ownership Interest sales price).

         Resort operating revenues and cost of resort operations are comparable between the two periods.

         The 51.4% increase in interest income from $997,500 in 1996 to $1,510,208 in 1997 is a result of increased Customer Notes retained by the Company and an increase in interest rates charged by the Company on its Customer Notes, effective July 1997.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 15.8% in 1996 to 13.4% in 1997 due to the increased sales of biennial Vacation Ownership Interests (which have a lower cost of sales percentage than an annual Vacation Ownership Interest) and a larger amount of Upgrade sales in 1997.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 57.9% in 1997 compared to 53.4% in 1996 due to (i) increased costs of generating tours to ILX Resorts in 1997, (ii) increased costs from the opening of a new sales office in Tempe in 1997, (iii) increased costs from the opening of a Tucson sales office in 1997 and (iv) recognition in 1996 of benefits from premiums issued to potential customers in prior periods which expired without redemption. Increases in costs of generating tours in 1997 is due in part to the trial of several new marketing strategies which were determined ineffective and were therefore terminated in July and August 1997. Additionally, the Tempe sales office was not retained beyond the trial period (April-July 1997) due to high marketing costs and low closing rates.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is necessary to provide sufficient cash available to fund its normal operations.

         Cash provided by financing activities increased to $9.8 million in 1998 from $3.4 million in 1997 and from a use of cash of $7 million in 1996, reflecting the follow-on public offering of 1.6 million shares of common stock in April 1998 for proceeds net of offering costs of $9.4 million. The Company used a portion of the proceeds to reduce notes payable and negotiated in excess of $40 million in lines of credit against consumer notes receivable at favorable borrowing rates, consistent with its intent to retain more of its consumer notes receivable and borrow against such notes, thereby earning the interest spread between the consumer rate and the lower borrowing rate.

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

         At December 31, 1998, the Company, excluding its Genesis subsidiary, had net operating loss ("NOL") carryforwards of $4.3 million, which expire in 2001 through 2012. At December 31, 1998, Genesis had federal NOL carryforwards of $1.7 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 1996, 1997 and 1998 was $3.5 million, $6.5 million and $4.8 million, respectively. Cash used in investing activities decreased $1.7 million in 1998 compared to 1997, due to the 1997 purchase of the LAP minority interest, which included a cash payment of approximately $820,000, and due to a reduction from 1997 purchases of property and equipment.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. Cash used in operating activities in 1998 was $5.1 million as compared to cash provided by operating activities of $2.8 million in 1997 reflecting the cost of completion of VCA-Tucson in 1998. The construction and furnishing of this facility was funded by a construction note and lease financing. The Company intends to build twelve additional cabins at Kohl's Ranch in 1999, for which a financing commitment equal to the construction cost is in place.

         Customer defaults have a significant impact on cash available to the Company from financing Customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

CREDIT FACILITIES AND CAPITAL

         At December 31, 1998, the Company had agreements with a financial institution for commitments totaling $20 million under which the Company could sell certain of its Customer Notes. In March 1999, the Company entered into a new agreement which increased the commitment amount to $40 million, reduced the purchase rate and expanded the scope to include Customer Notes generated from sales of Vacation Ownership Interests in additional ILX properties and Premiere Vacation Club. The agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the respective financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1998, $7.8 million of the $20 million in commitments was available to the Company.

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% to prime plus 3% and expire at various dates from 1998 through 2000. At December 31, 1998, approximately $37 million is available under these commitments.

         In April 1998, the Company sold, through a public offering, 1,400,000 shares of its common stock at a price of $6.75; EVEREN Securities, Inc., the underwriter of the offering, also exercised its overallotment option and purchased an additional 200,000 shares at a price of $6.75, for total proceeds of $10,800,000. Proceeds of the offering, net of the costs of the underwriting (including a 7% underwriting discount, professional fees, printing and promotional costs totaling $1,405,711), were used to reduce debt and for working capital.

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

OTHER

         In June 1998, the Company acquired 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico. Such Vacation Ownership Interests were contributed to the Company's Premiere Vacation Club in exchange for participation in the profits of Premiere Vacation Club as provided in the agreement. In January 1999, the Vacation Ownership Interests were annexed into Premiere Vacation Club, with Premiere Vacation Club members having the right to use the full service resort pending completion of construction.

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

         The Company believes it has identified all significant applications that will require modifications to ensure Year 2000 Compliance. Internal and external resources are currently being used to test Year 2000 Compliance and make any additional modifications where required. The identification of needed modifications and upgrades of all significant internal applications was complete at December 31, 1998.

         In addition, the Company is communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $60,000 and estimates additional future costs of approximately

$40,000, consisting primarily of software purchases and associated training and consulting services. In addition, certain employees of the Company have devoted their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

         The Company is in the process of developing a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 Compliant, and expects to have the plan complete by August 31, 1999. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include any or all of the following:

1)   Inability to timely collect payments on Customer Notes;
2)   Inability to timely or properly bill customers for resort charges;
3)   Reduction in effectiveness of generating tours to sales offices;
4) Inability to purchase goods (including food, beverages and operating supplies) from existing sources, thereby forcing the Company to use alternative vendors at potentially less favorable pricing;
5) Inability to process payroll and/or perform other accounting functions on an efficient basis; and
6)   Suspension of some or all operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 20, 1998, Deloitte & Touche LLP ("D&T") resigned as the principal independent accountants for the Company. D&T delivered its resignation at a meeting held with the Audit Committee of the Company's Board of Directors. Prior to such meeting, the Audit Committee had determined to terminate D&T as a result of issues relating to the Company's evaluation of the quality of service provided by D&T.

         D&T advised the Audit Committee that it was resigning due to a disagreement over the proper treatment of the extinguishment by the Company of certain debt. In September 1998, the Company prepaid a promissory note to an affiliated party in exchange for the forgiveness of $200,000 of the principal amount of such note. This transaction was reflected as approximately $200,000 of income in the Company's income statement for the fiscal quarter ended September 30, 1998. The nature of this transaction was also disclosed in Note 3 to the Company's financial statements for such period. D&T indicated that its view was that, because this transaction was with a related party, it should have been treated as a capital transaction under APB 26. Although the Company believes that its treatment of this extinguishment of debt is consistent with Paragraph 20 of APB 26, on December 31, 1998, the Company amended its report on Form 10-Q for the period ended September 30, 1998 to reflect the treatment of this transaction as a capital transaction.

         Neither of D&T's reports on the Company's financial statements for the last two years contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during such periods and the period from December 31, 1997 until the date of D&T's resignation, except for the disagreement discussed in the preceding paragraph, there were no disagreements or "reportable events", as contemplated by Item 304(a)(1) (iv) and (v), respectively, under Regulation S-K.

         On December 11, 1998, the Company filed an Amendment No. 1 to its Report on Form 8-K dated November 20, 1998 for the purpose of filing a letter from D&T in which D&T indicated that it disagreed with certain portions of the foregoing description of the events related to its resignation. Copies of the Form 8-K and the Amendment thereto are publicly available.

         As reported on the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, on February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit the Company's financial statements for the year ended December 31, 1998. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K). The Company has authorized D&T to respond fully to inquiries of the successor accountant concerning the subject matter of the disagreement discussed above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   CONSOLIDATED FINANCIAL STATEMENTS              Page or Method of Filing
         ---------------------------------              ------------------------

     (i)  Consolidated Financial Statements and         Pages F-3 through F-21
          Notes to Consolidated Statements of
          the Registrant, including Consolidated
          Balance Sheets as of December 31,
          1998 and 1997 and Consolidated
          Statements of Operations,
          Shareholders' Equity and Cash
          Flows for each of the three years
          ended December 31, 1998, 1997
          and 1996.

     (ii) Report of Hansen, Barnett & Maxwell,
          a professional corporation                    Page F-2

(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a)(3) EXHIBITS

         The Exhibit Index attached to this report is hereby incorporated by reference.

(b) REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on November 30, 1998 which reported the resignation of Deloitte & Touche LLP as the Company's principal independent accountants and filed Amendment No. 1 to that report on Form 8-K on December 11, 1998 to file as an exhibit a letter dated December 8, 1998 to the Securities and Exchange Commission from Deloitte & Touche LLP as well as the Company's response to such letter. See "Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of April, 1999.

                                      ILX Resorts Incorporated,
                                      an Arizona corporation
                                      (Registrant)


                                      By: /s/ Joseph P. Martori
                                         -----------------------------
                                         Joseph P. Martori
                                         Chairman of the Board and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                         Title                          Date
     ----------                         -----                          ----

/s/ Joseph P. Martori            Chairman of the Board and        April 13, 1999
------------------------------   Chief Executive Officer
Joseph P. Martori                (principal executive officer)

/s/ Nancy J. Stone               President, Chief Operating       April 13, 1999
------------------------------   Officer and Director
Nancy J. Stone

/s/ Stephen W. Morgan            Senior Vice President and        April 13, 1999
------------------------------   Chief Financial Officer
Stephen W. Morgan                (principal financial and
                                 accounting officer)

/s/ Edward S. Zielinski          Executive Vice President         April 13, 1999
------------------------------   and Director
Edward S. Zielinski

/s/ Steven R. Chanen             Director                         April 13, 1999
------------------------------
Steven R. Chanen

/s/ Joseph A. Leonetti           Director                         April 13, 1999
------------------------------
Joseph A. Leonetti

/s/ James W. Myers               Director                         April 13, 1999
------------------------------
James W. Myers

/s/ Patrick J. McGroder III      Director                         April 13, 1999
------------------------------
Patrick J. McGroder III

                         INDEX TO FINANCIAL STATEMENTS

The following financial statements include the Company's audited statements for fiscal year 1998 and unaudited statements for fiscal years 1997 and 1996. The 1998 statements have been audited by Hansen, Barnett & Maxwell, a professional corporation. The 1996 and 1997 statements were previously audited by another accounting firm. The predecessor auditor's report on the 1996 and 1997 financial statements dated March 6, 1998 was unqualified; however, the predecessor auditor has not consented to release its report for inclusion in this filing. The Company intends to have the 1996 and 1997 years reaudited as soon as practical and amend this 1998 Report on Form 10-K to include the reaudited information as soon as possible.

Independent Auditors' Report                                                 F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 1997 (unaudited) and 1998        F-3

Consolidated Statements of Operations for the years ended
December 31, 1996 (unaudited), 1997 (unaudited), and 1998                    F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1996 (unaudited), 1997
(unaudited), and 1998                                                        F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996 (unaudited), 1997 (unaudited), and 1998                    F-6

Notes to Consolidated Financial Statements                                   F-7

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS

                                                          (801) 532-2200
  MEMBER OF AICPA DIVISION OF FIRMS                     Fax (801) 532-7944
           MEMBER OF SECPS                         345 East Broadway, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES        Salt Lake City, Utah 84111-2693


                          INDEPENDENT AUDITORS' REPORT


Shareholders of ILX Resorts Incorporated


We have audited the accompanying consolidated balance sheet of ILX Resorts Incorporated and Subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                     HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 27, 1999

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            December 31,
                                                        1997            1998
                                                    (unaudited)
                                                   ------------    ------------
Cash and cash equivalents                          $  3,226,038    $  3,196,710
Notes receivable, net (Notes 2, 6, 9 and 13)         15,861,621      19,559,396
Resort property held for Vacation Ownership
 Interest sales (Notes 2, 3, 9 and 17)               14,666,658      20,834,225
Resort property under development (Notes 5 and 9)     2,943,936         485,933
Land held for sale                                    1,557,498       1,593,885
Deferred assets (Note 6)                                289,009         262,877
Property and equipment , net (Notes 7, 9 and 17)      3,472,899       4,006,991
Deferred income taxes (Note 8)                          304,430         268,771
Other assets                                          1,400,224       1,788,470
                                                   ------------    ------------
          TOTAL ASSETS                             $ 43,722,313    $ 51,997,258
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                  $  2,830,375    $  1,186,088
 Accrued and other liabilities                        2,220,566       2,048,599
 Notes payable (Note 9)                              19,884,479      22,107,444
 Notes payable to affiliates (Notes 10 and 16)        2,166,100         894,078
                                                   ------------    ------------
    Total liabilities                                27,101,520      26,236,209
                                                   ------------    ------------
MINORITY INTERESTS (Note 11)                                 --          (3,271)
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
 (Notes 12 and 18)

SHAREHOLDERS' EQUITY (Notes 13, 14 and 15):
 Preferred stock, $10 par value; 10,000,000
  shares authorized; 380,468 shares issued
  and outstanding liquidation preference
  of $3,804,680                                       1,384,891       1,384,891

 Common stock,  no par value; 30,000,000
  shares authorized; 2,692,433 and 4,332,533
  shares issued (Note 1)                             10,267,667      19,818,183

 Treasury stock, at cost, 103,060 and 339,640
  shares, respectively                                 (652,587)     (1,273,843)

 Additional paid in capital                              79,450         279,450

 Retained earnings                                    5,541,372       5,555,639
                                                   ------------    ------------

    Total shareholders' equity                       16,620,793      25,764,320
                                                   ------------    ------------
        TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                      $ 43,722,313    $ 51,997,258
                                                   ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year Ended December 31,

                                             1996            1997            1998
                                          (unaudited)     (unaudited)
                                         ------------    ------------    ------------
TIMESHARE REVENUES:
 Sales of Vacation Ownership Interests   $ 19,639,194    $ 23,980,707    $ 22,470,215
 Resort operating revenue                  10,944,533      10,919,831      12,215,791
 Interest income                              997,500       1,510,208       2,059,187
                                         ------------    ------------    ------------
      Total timeshare revenues             31,581,227      36,410,746      36,745,193
                                         ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
 Cost of Vacation Ownership
    Interests sold                          3,101,023       3,218,850       3,112,550
 Cost of resort operations                 10,406,692      10,473,093      11,884,115
 Sales and marketing                       10,485,847      13,894,731      15,285,515
 General and administrative                 2,304,373       2,974,835       3,377,937
 Provision for doubtful accounts              590,653         702,417         663,666
 Depreciation and amortization                476,467         455,185         369,155
                                         ------------    ------------    ------------
      Total cost of sales and
         operating expenses                27,365,055      31,719,111      34,692,938
                                         ------------    ------------    ------------

Timeshare operating income                  4,216,172       4,691,635       2,052,255

Income from land and other net                 50,304          28,514         126,377
                                         ------------    ------------    ------------
Total operating income                      4,266,476       4,720,149       2,178,632
Gain on sale of property (Note 7)                             356,000
Interest expense (Notes 9 and 10)          (1,975,110)     (2,084,969)     (2,074,139)
                                         ------------    ------------    ------------
Income before income taxes and
   minority interests                       2,291,366       2,991,180         104,493
Income tax (expense) benefit (Note 8)        (678,822)     (1,145,000)        (45,500)
                                         ------------    ------------    ------------
Income before minority interests            1,612,544       1,846,180          58,993

Minority interests (Note 11)                 (561,428)       (178,307)          3,271
                                         ------------    ------------    ------------

NET INCOME                               $  1,051,116    $  1,667,873    $     62,264
                                         ============    ============    ============
NET INCOME PER SHARE (Notes 1 and 4):
 Basic                                   $       0.38    $       0.60    $       0.00
                                         ============    ============    ============
 Diluted                                 $       0.37    $       0.59    $       0.00
                                         ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Preferred Stock          Common Stock
                                 -------------------    ----------------------
                                 Shares       Amount     Shares       Amount
                                 ------       ------     ------       ------
BALANCES, JANUARY 1, 1996        411,483   $1,515,134   2,525,151  $ 9,322,375
     (unaudited)
Net income
Issuance of common stock                                   74,500      423,875
Exchange of preferred stock
 for common stock                (13,515)     (37,301)      4,505       37,301
Issuance of cumulative shares
 for dividend arrearage                                       702        5,187
Exchange of preferred stock
 for lodging certificates           (824)      (8,240)
Redemption of preferred stock     (5,035)     (50,350)
Payment of dividends             (47,969)     (47,969)
Acquisition of treasury shares
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1996      392,109    1,419,243   2,604,858    9,788,738
 (unaudited)
Net income
Issuance of common stock                                   83,000      443,681
Exchange of preferred stock
 for common stock                (11,334)     (31,282)      3,778       31,282
Issuance of cumulative shares
 for dividend arrearage                                       797        3,966
Exchange of preferred stock
 for lodging certificates           (307)      (3,070)
Payment of dividends
Acquisition of treasury shares,
 net of reissuances
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1997      380,468    1,384,891   2,692,433   10,267,667
 (unaudited)
Net income
Issuance of common stock                                1,640,100    9,550,516
Payment of dividends
Acquisition of treasury shares,
 net of reissuances
Gain on extinguishment of note
 payable to affiliate
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1998      380,468   $1,384,891   4,332,533  $19,818,183
                                 =======   ==========   =========  ===========

                                     Treasury Stock      Additional
                                  --------------------    Paid In    Retained
                                  Shares       Amount     Capital    Earnings       Total
                                  ------       ------     -------    --------       -----
BALANCES, JANUARY 1, 1996         (4,000)  $   (25,032)  $ 35,190   $2,927,435   $13,775,102
     (unaudited)
Net income                                                           1,051,116     1,051,116
Issuance of common stock                                                             423,875
Exchange of preferred stock
 for common stock
Issuance of cumulative shares
 for dividend arrearage                                                 (5,207)          (20)
Exchange of preferred stock
 for lodging certificates                                   4,760                     (3,480)
Redemption of preferred stock                              38,350                    (12,000)
Payment of dividends                                                   (47,969)      (47,969)
Acquisition of treasury shares    (2,000)      (11,504)                              (11,504)
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1996       (6,000)      (36,536)    78,300    3,925,375    15,175,120
 (unaudited)
Net income                                                           1,667,873     1,667,873
Issuance of common stock                                                             443,681
Exchange of preferred stock
 for common stock
Issuance of cumulative shares
 for dividend arrearage                                                 (3,982)          (16)
Exchange of preferred stock
 for lodging certificates                                   1,150                     (1,920)
Payment of dividends                                                   (47,894)      (47,894)
Acquisition of treasury shares,
 net of reissuances              (97,060)     (616,051)                             (616,051)
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1997     (103,060)     (652,587)    79,450    5,541,372    16,620,793
 (unaudited)
Net income                                                              62,264        62,264
Issuance of common stock                                                           9,550,516
Payment of dividends                                                   (47,997)      (47,997)
Acquisition of treasury shares,
 net of reissuances             (236,580)     (621,256)                             (621,256)
Gain on extinguishment of note
 payable to affiliate                                     200,000                    200,000
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1998     (339,640)  $(1,273,843)  $279,450   $5,555,639   $25,764,320
                                ========   ===========   ========   ==========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year Ended December 31,

                                                              1996           1997             1998
                                                            (unaudited)   (unaudited)
                                                           -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 1,051,116    $ 1,667,873    $     62,264
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Gain on sale of property                                          --       (356,000)             --
  Undistributed minority interest                              531,370        178,307          (3,271)
  Deferred income taxes                                        708,368        874,223          35,659
  Provision for doubtful accounts                              590,653        702,417         663,666
  Depreciation and amortization                                476,467        455,185         369,155
  Amortization of guarantee fees                                72,100         92,250          40,915
  Change in assets and liabilities:
    Decrease (increase) in resort property
     held for Vacation Ownership Interest sales                532,072        580,929      (6,167,567)
    Decrease (increase) in resort property
     under development                                         (90,626)    (1,734,230)      2,458,003
    Decrease (increase) in land held for sale                   (2,309)       (10,005)        (36,387)
    Decrease (increase) in other assets                        356,893        235,356        (406,005)
    Increase (decrease) in accounts payable                     (3,038)       519,775      (1,644,287)
    Increase (decrease) in accrued and other
     liabilities                                               (46,306)      (315,105)         25,860
    Increase (decrease) in due to affiliates                  (200,914)       (82,043)             --
                                                           -----------    -----------    ------------
Net cash provided by (used in) operating activities          3,975,846      2,808,932      (4,601,995)
                                                           -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable, net                                      (3,550,886)    (4,534,235)     (4,361,441)
 Decrease (increase) in deferred assets                         66,050        (67,913)        (14,783)
 Purchases of property and equipment, net                      (35,577)    (1,057,852)       (885,488)
 Net cash paid for minority interest                                --       (820,000)             --
                                                           -----------    -----------    ------------
Net cash used in investing activities                       (3,520,413)    (6,480,000)     (5,261,712)
                                                           -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                 5,693,139      9,794,082      15,019,952
 Principal payments on notes payable                        (5,416,266)    (6,058,556)    (12,796,987)
 Principal payments on notes payable to affiliates            (370,625)      (271,187)     (1,113,622)
 Distributions to minority partners                           (937,534)      (140,000)
 Net proceeds from issuance of common stock                    423,875         98,193       9,394,289
 Acquisition of treasury stock and other                       (11,524)          (579)       (621,256)
 Redemption of preferred stock                                 (12,000)
 Preferred stock dividend payments                             (47,969)       (47,894)        (47,997)
                                                           -----------    -----------    ------------
Net cash provided by (used in) financing activities           (678,904)     3,374,059       9,834,379
                                                           -----------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (223,471)      (297,009)        (29,328)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                           3,746,518      3,523,047       3,226,038
                                                           -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 3,523,047    $ 3,226,038    $  3,196,710
                                                           ===========    ===========    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Notes payable issued to extinguish
   accrued liabilities                                     $        --    $ 2,400,000              --
 Notes payable assumed by buyer of property
   and equipment                                              (180,000)    (2,143,000)             --
 Notes payable issued or assumed to purchase
   assets or minority interest                               3,080,278      1,975,000              --
 Treasury stock received for sale of property
   and equipment                                                    --       (625,000)             --
 Common stock issued to acquire assets or in
   exchange for indebtedness                                        --        355,000              --

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED


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

RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

         Resort property held for Vacation Ownership Interest sales is recorded at the lower of historical cost less amounts charged to cost of Vacation Ownership Interests sold or marketed. As Vacation Ownership Interests are sold, the Company amortizes to cost of sales the average carrying value of the property plus estimated future additional costs related to remodeling and construction.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest to resort property under development:

                                        YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                    1996          1997          1998
                                    ----          ----          ----
     Interest paid               $1,746,000    $2,222,000    $2,121,000
     Income taxes paid              723,000        78,000        12,000
     Capitalized interest            95,000       213,000       357,000

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

ACCOUNTING MATTERS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company intends to continue to apply APB Option No. 25 to any future stock options that may be granted to employees. See
Note 15 for related disclosure.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the year ended December 31, 1997 or December 31, 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the year ended December 31, 1997 or December 31, 1998.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the timeshare resort industry. Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 2. NOTES RECEIVABLE, NET

         Notes receivable consist of the following:
                                                             DECEMBER 31,
                                                      -------------------------
                                                          1997          1998
                                                          ----          ----
         Vacation Ownership Interest notes receivable $14,522,191   $19,683,949
         Holdbacks by financial institutions            4,091,294     3,150,601
         Other receivables                                199,164       199,164
         Allowance for possible credit losses          (2,951,028)   (3,474,318)
                                                      -----------   -----------

                                                      $15,861,621   $19,559,396
                                                      ===========   ===========

         Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13% to 16% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

         At December 31, 1998, the Company had agreements with a financial institution for commitments totaling $20 million under which the Company could sell certain of its Customer Notes. In March 1999, the Company entered into a new agreement which increased the commitment amount to $40 million, reduced the purchase rate and expanded the scope to include Customer Notes generated from sales of Vacation Ownership Interests in additional ILX properties and Premiere Vacation Club. The agreements provide for sales on a recourse basis with a percentage of the amount sold held back by the respective financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1998, $7.8 million of the $20 million in commitments was available to the Company.

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 1.5% to prime plus 3% and expire at various dates from 2002 through 2003. At December 31, 1998, approximately $37.0 million is available under these commitments.

         At December 31, 1997 and 1998, the Company had approximately $24 million and $21 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Varsity Clubs of America-South Bend ("VCA-South Bend") and Varsity Clubs of America - Tucson ("VCA-Tucson").

         At December 31, 1998, notes receivable in the amount of approximately $348,203 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 13).

         The following summarizes activity in the allowance for possible credit losses:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1996         1997         1998
                                             ----         ----         ----
         Beginning balance                $2,410,900   $2,569,997   $2,951,028
         Provision for doubtful accounts     590,653      702,417      663,666
         Amounts written off                (431,556)    (321,386)    (140,376)
                                          ----------   ----------   ----------

         Ending balance                   $2,569,997   $2,951,028   $3,474,318
                                          ==========   ==========   ==========

         The Company considers all notes receivable past due in excess of 90 days to be delinquent. At December 31, 1998, $4.7 million in principal or $3.5 million net of the historical costs of the underlying property which would be recovered in the event of noncollectibility, or 12% and 8.9%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

         At December 31, 1997 and 1998, the above allowance includes $480,000 and $420,000 respectively, for notes sold with recourse.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 3. RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

         Resort property held for Vacation Ownership Interest sales consists of the following:
                                                    DECEMBER 31,
                                           ------------------------------
                                               1997               1998
                                               ----               ----
         Premiere Vacation Club            $        --        $ 8,837,747
         VCA-Tucson                                 --          3,922,161
         VCA-South Bend                      4,421,308          2,773,344
         Los Abrigados                       3,826,206          1,884,384
         Golden Eagle Resort                 2,433,410          1,380,103
         Kohl's Ranch Lodge                  2,054,609            758,213
         Roundhouse Resort                     715,305            748,755
         The Inn at Los Abrigados            1,168,320            489,618
         Ventura Resort                         39,000             39,000
         Costa Vida Resort                       8,500                900
                                            ----------        -----------

                                           $14,666,658        $20,834,225
                                           ===========        ===========

         Varsity Clubs of America Incorporated ("Varsity Clubs"), a wholly-owned subsidiary of ILX, intends to develop lodging accommodations in areas located near major university campuses, and to market those lodging accommodations, including interval ownership interests, to alumni and other sport enthusiasts. Construction of the second Varsity Clubs facility, located near the University of Arizona, in Tucson, commenced in 1997 and was completed in July 1998. At December 31, 1997 the costs of construction to date were recorded as resort property under development.

         The Company acquired approximately one-half acre of improved property now known as the Inn at Los Abrigados, adjacent to Los Abrigados, in September 1996 for a purchase price of $750,000, consisting of a $185,862 cash down payment and a $564,138 first deed of trust. The Company made improvements to the property through late November 1997 when it commenced resort operations. Vacation Ownership Interest sales began in February 1998.

         In December 1997, the Company acquired the development rights at the Roundhouse Resort, an existing 59-unit Vacation Ownership Interest resort with approximately five acres of developable land located in Pinetop/Lakeside, Arizona. The purchase price of $700,000 was financed by the issuance of a note payable. The Company intends to construct additional Vacation Ownership Interests on the property. The initial planning and development for such expansion began in 1998.

         In January 1998 the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in the Premiere Vacation Club. The 5,000 Vacation Ownership Interests annexed into the Club consisted of 1,035 Vacation Ownership Interests in Los Abrigados Resort & Spa, 265 Vacation Ownership Interests in The Inn at Los Abrigados, 1,315 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in Golden Eagle Resort, 695 Vacation Ownership Interests in VCA-South Bend and 1,125 Vacation Ownership Interests in VCA-Tucson.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 4. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                               1996        1997          1998
                                               ----        ----          ----
Net income                                 $1,051,116   $1,667,873   $   62,264
Less: Series A preferred stock dividends      (47,969)     (47,894)     (47,997)
      Series C convertible preferred
       stock cumulation share Dividends       (29,047)     (29,052)     (20,828)
                                           ----------   ----------   ----------
Net income available to common
 stockholders - basic                      $  974,100   $1,590,927   $   (6,561)
                                           ==========   ==========   ==========
Weighted average shares of common stock
 outstanding - basic                        2,566,132    2,635,418    3,717,835
                                           ==========   ==========   ==========
Basic net income per share                 $     0.38   $     0.60   $     0.00
                                           ==========   ==========   ==========

                          DILUTED NET INCOME PER SHARE
                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                               1996        1997          1998
                                               ----        ----          ----
Net income                                 $1,051,116   $1,667,873   $   62,264
Less: Series A preferred stock dividends      (47,969)     (47,894)     (47,997)
                                           ----------   ----------   ----------
Net income available to common
 stockholders - diluted                    $1,003,147   $1,619,979   $   14,267
                                           ==========   ==========   ==========
Weighted average shares of common
 stock outstanding                          2,566,132    2,635,418    3,717,835
Add: Convertible preferred stock (Series B
      and Series C) dilutive effect           116,827      111,875      110,541
                                           ----------   ----------   ----------
Weighted average shares of common stock
 outstanding - Diluted                      2,682,959    2,747,293    3,828,376
                                           ==========   ==========   ==========
Diluted net income per share               $     0.37   $     0.59   $     0.00
                                           ==========   ==========   ==========

         Stock options to purchase 153,200 shares of common stock at prices ranging from $6.25 per share to $8.125 per share were outstanding at December 31, 1998 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 1999 and 2004.

NOTE 5. RESORT PROPERTY UNDER DEVELOPMENT

         Resort property under development totaling $2,943,936 at December 31, 1997 was reclassified to resort property held for Vacation Ownership Interest sales in 1998 upon completion of construction of Varsity Clubs of America - Tucson Chapter. The resort opened to revenue paying guests in July 1998.

NOTE 6. DEFERRED ASSETS

         As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee. The fee is amortized to expense and was payable to the affiliates at the rate of $100 per Los Abrigados Vacation Ownership Interest sold. At December 31, 1997 and 1998, deferred assets included $195,150 and $154,235, respectively, of guarantee fees, net of accumulated amortization.

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                         DECEMBER 31,
                                               -------------------------------
                                                   1997                1998
                                                   ----                ----
Land                                           $   379,704         $   379,704
Buildings and improvements                       3,428,956           4,061,056
Leasehold improvements                               5,719              10,261
Furniture and fixtures                             498,645             500,558
Office equipment                                   318,020             330,808
Computer equipment                                 228,812             486,092
Vehicles                                            56,279              56,279
                                               -----------         -----------
                                                 4,916,135           5,824,758
Accumulated depreciation                        (1,443,236)         (1,817,767)
                                               -----------         -----------
                                               $ 3,472,899         $ 4,006,991
                                               ===========         ===========

         In March 1996, the Company, through a subsidiary, became the general partner of the limited partnership that owns Lomacasi Cottages in Sedona, Arizona, a 5.27-acre property approximately one mile from Los Abrigados. At December 31, 1996, property and equipment, net of accumulated depreciation, included $2,162,280 related to Lomacasi Cottages, which served as collateral for two notes payable aggregating $2,156,842 at December 31, 1996. In December 1997, the Company sold its general partner interest in Lomacasi Cottages to a non-affiliated buyer. In connection with the sale, the buyer assumed the notes payable and the Company received as consideration 100,000 shares of its common stock valued at $625,000, resulting in a gain on the sale of $356,000.

NOTE 8. INCOME TAXES

         Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                            DECEMBER 31,
                                                    --------------------------
                                                        1997           1998
                                                        ----           ----
Deferred Tax Assets:
  Nondeductible accruals for uncollectible
    receivables                                     $  983,000      $1,319,000
  Tax basis in excess of book on resort property
    held for Vacation Ownership Interest sales         125,000         215,000
  Deferred startup expenses for tax purposes           181,000          60,500
  Intangible assets capitalized for tax purposes        20,000          24,000
  Minority interest allocation in excess of tax        390,000              --
  Alternative minimum tax credit                       247,000         369,000
  Net operating loss carryforwards                   2,546,000       2,185,000
    Other                                              177,000         231,500
                                                    ----------     -----------
        Total deferred tax assets                    4,669,000       4,404,000
                                                    ----------     -----------
Deferred Tax Liabilities:
  Installment receivable gross profit deferred
    for tax purposes                                (4,288,000)     (4,076,000)
  Tax amortization of loan fees in excess of book      (77,000)        (59,000)
                                                    -----------     -----------
         Total deferred tax liabilities              (4,365,000)     (4,135,000)
                                                    -----------     -----------
    Deferred income taxes                           $   304,000     $   269,000
                                                    ===========     ===========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

         A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996        1997         1998
                                                ----        ----         ----
Federal, computed on income before minority
 interest and income taxes                   $ 779,000   $1,017,000    $ 35,528
Minority interest                             (191,000)     (60,000)         --
State, computed on income after minority
 interest and before income taxes               91,000      169,000       6,500
Deferred tax adjustment                             --           --          --
Decrease in valuation allowance                     --           --          --
Other                                               --       19,000       3,472
                                             ---------   ----------    --------

Income tax expense (benefit)                 $ 679,000   $1,145,000    $ 45,500
                                             =========   ==========    ========

         The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes. Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests, until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1998.

         The Company is subject to Alternative Minimum Tax ("AMT") as a result of the deferred income that results from the installment sales treatment of vacation ownership interest sales for regular tax purposes. The AMT liability creates a deferred tax asset that can be used to offset any future tax liability from regular Federal income tax. This deferred tax asset has an unlimited carryover period.

         In 1994, due to the profitability of Los Abrigados, the improvement in the Arizona real estate market and the development of tax strategies, which include the acquisition by Genesis of Vacation Ownership Interests in resort properties that have historically been sold on a profitable basis, it was concluded that more likely than not a portion of the Genesis net operating loss ("NOL") carryforwards and the remainder of Los Abrigados tax benefits would be utilized. Accordingly, the valuation allowance was reduced in 1994. In 1995, due to the continued expansion and profitability of Vacation Ownership Interests activity it was determined that the balance of the Genesis NOLs would be utilized and the remaining valuation allowance was eliminated.

         At December 31, 1998, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $4,264,000, which expire in 2001 through 2012. At December 31, 1998, Genesis had federal NOL carryforwards of approximately $1,725,000 which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 9. NOTES PAYABLE

         Notes payable consist of the following:

                                                            December 31,
                                                   ----------------------------
                                                       1997               1998
                                                       ----               ----
Construction note payable,  collateralized by      $3,111,924       $ 5,843,506
deed of trust on VCA-Tucson,  interest at 12%
plus   $100  per   annual   Tucson   Vacation
Ownership Interest sold, due through 2001

Note  payable,   collateralized  by  consumer              --         3,870,383
notes receivable, interest at prime plus 1.5%
(9.25% at December 31, 1998) due through 2007

Obligations   under   capital   leases   with         686,760         1,514,146
interest at 10% (Note 17)

Note  payable,   collateralized  by  deed  of              --         1,500,000
trust, interest at 10%, due through 2003

Note  payable,   collateralized  by  consumer       2,052,473         1,414,837
notes  receivable and deed of trust on Kohl's
Ranch  Lodge,   interest  at  prime  plus  4%
(11.75% at December  31,  1998),  due through
2004

Lines  of  credit   aggregating   $2,000,000,         500,000         1,200,000
interest  at prime  plus  1.5% to prime  plus
2.0%,  due  through  1999  (9.25% to 9.75% at
December 31, 1998)

Note  payable,   collateralized  by  consumer         262,358         1,038,296
notes  receivable,  interest at prime plus 3%
(10.75% at December  31,  1998),  due through
2001

Note payable, collateralized by deed of trust       1,362,120         1,020,000
on Kohl's Ranch Lodge, interest at prime plus
4% (11.75% at December 31, 1998), due through
2000

Note payable, collateralized by deed of trust       1,293,167           991,483
on Los Abrigados, interest at prime plus 2.5%
(10.25% at December  31,  1998),  due through
2003

Note   payable,   collateralized   by   notes       1,235,673           711,767
receivable and surety deed of trust on Golden
Eagle  Resort,  interest  at  prime  plus  4%
(11.75% at December  31,  1998),  due through
2002

Note   payable,    collateralized    by   LAP         675,000           621,011
partnership interest, interest at 8%, due through 2002

Note  payable,   collateralized  by  consumer       1,349,990           500,000
notes receivable and an assignment of the Company's general partnership interest in
LAP, interest at 10%, due through 2003

Note  payable,   collateralized  by  deed  of         437,503           420,318
trust, interest at 8.5%, due through 2002

Note payable,  collateralized  by partnership              --           400,080
interest,  interest at prime plus 1.5% (9.25%
at December 31, 1998), due through 2002

Note payable, collateralized by deed of trust              --           333,889
on Los Abrigados, the Inn at Los Abrigados and Premiere Vacation Club, interest at prime plus 2.5% (10.25% at December 31, 1998), due through 2005

Note  payable,  collateralized  by furniture,              --           270,973
fixtures and equipment at VCA - South Bend, interest at 9.5%, due through 2001

Note  payable,   collateralized  by  deed  of              --           246,301
trust, interest at 8.5%, due through 2003

Note payable,  collateralized  by second deed          156,526           66,526
of trust on Kohl's Ranch Lodge, interest at 8%, due through 2000

Note  payable,   collateralized  by  deed  of               --           63,897
trust, interest at 8.5%, due through 2003

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

                                                             December 31,
                                                    ----------------------------
                                                        1997             1998
                                                        ----             ----

Other                                                   110,959           80,031

Notes payable repaid or extinguished in 1998          6,650,026               --
                                                    -----------      -----------

                                                    $19,884,479      $22,107,444
                                                    ============     ===========

         At December 31, 1998, approximately $16.8 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 1998 are as follows:

             1999                                     3,750,074
             2000                                     2,200,309
             2001                                     6,705,056
             2002                                     2,439,237
             2003                                     2,064,358
             Thereafter                               4,948,410
                                                    -----------
                                                    $22,107,444
                                                    ===========

NOTE 10. NOTES PAYABLE TO AFFILIATES

         Notes payable to affiliates consist of the following:

                                                           December 31,
                                                     -----------------------
                                                        1997          1998
                                                        ----          ----
Note payable, collateralized by LAP partnership
 interest, interest at 8%, due through 1999          $  909,078     $894,078
Notes payable repaid or extinguished in 1998          1,257,022           --
                                                     ----------     --------

                                                     $2,166,100     $894,078
                                                     ==========     ========

         Future maturities of notes payable to affiliates at December 31, 1998 are as follows:

         1999                                        $  894,078
                                                     ==========

         Total interest expense on notes payable to affiliates for the years ended December 31, 1996, 1997 and 1998 was approximately $158,000, $147,000 and $132,000, respectively.

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

         In June 1998, the Company acquired a 51% interest in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona, and while the Company anticipates the possibility of expanding these operations to additional vacation destinations and offering a resale multiple listing service to other resale companies, to date the operations of TRBI have not been material to the Company.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED


NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Operating leases are used to lease office space, equipment and vehicles. Future minimum lease payments on noncancelable operating leases at December 31, 1998 are as follows:

                1999                                       316,000
                2000                                       206,000
                2001                                       120,000
                2002                                        14,000
                2003                                         1,000
                                                         ---------
                                                         $ 657,000
                                                         =========

         Total rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $443,000, $532,000 and $499,000, respectively.

LEGAL PROCEEDINGS

         A dispute has arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated with respect to amounts owing under the guaranteed maximum price contract relating to the construction of VCA-Tucson. Jeffrey C. Stone dba Summit Builders has filed a demand for arbitration with the American Arbitration Association, claiming damages of $1,763,085. The Company is contesting the claim vigorously and has filed a counterclaim in the amount of $2,372,427. The Company has obtained a payment bond in the amount of $2,645,227 in accordance with the provisions of Arizona law. In February 1999, the parties entered into a stipulation agreement under which Summit Builders reduced certain of its claims totaling $197,239, the Company agreed to claims totaling $226,854, of which $116,714 represents undisputed change orders previously approved by the Company, and both parties dismissed fraud claims previously sought. In the event that the arbitration results in any liability to the Company greater than amounts accrued for the guaranteed maximum price plus approved change orders, such additional liability will increase the amount recorded as resort property held for sale for VCA-Tucson and will be amortized to cost of sales prospectively as Vacation Ownership Interests are sold.

         A dispute has arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne has filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. The Company is vigorously contesting the claim and believes the matter will be resolved for less than the settlement previously agreed to by Bowne prior to its institution of litigation and that the Company will recover its attorneys' fees and other costs of litigation.

         Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

NOTE 13. SHAREHOLDERS' EQUITY

PREFERRED STOCK

         At December 31, 1997 and 1998, preferred stock includes 59,845 shares of the Company's Series A Preferred Stock carried at $598,450. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $47,894 in 1997 and $47,998 in 1998. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 1998, notes receivable in the amount of approximately $372,203 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED


         At December 31, 1997 and 1998, preferred stock also includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for five shares of preferred stock.

         Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. Through September 1996, these shares could also have been exchanged for lodging certificates under certain conditions.

         At December 31, 1997 and 1998, preferred stock also includes 265,623 shares of the Company's Series C Convertible Preferred Stock carried at $731,441. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") could have been converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 1996, 1997 and 1998, the Company recorded the exchange of 13,515, 11,334 and 0 Series C Convertible shares for 4,505, 3,778 and 0 common shares, respectively. For the years ended December 31, 1996 and 1997, 702 and 797 common shares were issued to exchanging shareholders for their 1996 and 1997 dividend arrearage, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

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

         In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment bankers and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX issued 12,000 shares of ILX common stock in August 1997 and issued an additional 12,000 shares in February 1998. The shares issued have been valued at $56,250 and $75,000, respectively. In accordance with the terms of the agreement, ILX has registered with the Securities and Exchange Commission all shares issued.

         For the years ended December 31, 1996, 1997 and 1998, the Company issued 14,500, 17,240 and 28,100 shares of restricted common stock, or treasury stock, valued at $52,000, $49,387 and $81,227, respectively, to employees in exchange for services provided.

         During 1997 and 1998, the Company purchased 100,100 and 237,000 shares of its Common Stock for $635,079 and $622,700. During 1997 and 1998, 3,040 and 420 of these shares were re-issued to employees and a consultant and valued at $19,028 and $1,444.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED


NOTE 14. COMMON STOCK OFFERING

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

NOTE 15. EMPLOYEE STOCK OPTION PLANS

         The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 200,000 shares. The number of shares available for grant under the Plans at December 31, 1997 and December 31, 1998 were 139,600 and 46,800, respectively.

         Stock option transactions are summarized as follows:
           Outstanding at December 31, 1995                       174,600
           Options exercised                                      (50,000)
           Options canceled                                       (58,600)
                                                                 --------
           Outstanding at December 31, 1996                        66,000
           Options canceled                                        (5,600)
                                                                 --------
           Outstanding at December 31, 1997                        60,400
           Options granted                                        100,000
           Options canceled                                        (7,200)
                                                                 --------
           Outstanding at December 31, 1998                       153,200
                                                                 ========

         The exercise price for options exercised in 1996 was $6.25 per share for 50,000 shares. The exercise price for options granted in 1998 was $6.75 per share for 100,000 shares. In 1998 the Company committed to grant options for 5,000 shares to each of two directors at an exercise price of $3.25 per share. The exercise price for options outstanding at December 31, 1998 ranged from $6.25 to $8.125 per share. There were no changes in the exercise price of outstanding options during 1998. Options outstanding at December 31, 1998 have expiration dates as follows:

                    YEAR ENDING                                  OPTIONS FOR
                    DECEMBER 31,                                    SHARES
                    ------------                                    ------
                      1999                                          12,500
                      2000                                          10,000
                      2002                                         100,000
                      2004                                          30,700
                                                                   -------
                                                                   153,200
                                                                  ========

         The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

net loss and loss per share would have increased to the proforma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

          Net Income (Loss)
            As reported                                        $  62,264
            Proforma                                            (237,036)

          Primary and Diluted Loss per share
            As reported                                        $    0.00
            Proforma                                               (0.06)

          Weighted-Average Assumptions:
            Dividend yield                                     $    0.00
            Expected volatility                                     62.9%
            Risk-free interest rate                                  5.6%
            Expected life of options, in years                         4

NOTE 16. RELATED PARTY TRANSACTIONS

         In addition to the related party  transactions  described  elsewhere in
the  financial   statements,   the  Company  had  the  following  related  party
transactions:

         The Company leased from affiliates through October 1, 1996, 41 Vacation Ownership Interests in the Stonehouse at Los Abrigados at the rate of $1,000 per Vacation Ownership Interest per year. The Company paid $30,750 per year in lease payments to affiliates for the year ended December 31, 1996. The affiliates paid maintenance fees to the Company on an annual basis for their ownership intervals of $714 per interval in 1996.

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

         In December 1995, the Company sold its Red Rock Collection building, which houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leases the building for a one-year term, with four one-year options to renew through December 2000. Rent of $48,000 was paid in 1997 and $48,000 in 1998.

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

         In September 1998, the Company entered into an agreement with an affiliate to pay off at a $200,000 discount a promissory note with a principal balance before the discount of $998,349. The $200,000 discount has been recorded as a capital transaction.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 17. CAPITAL LEASES

         Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $1,132,033 and $2,451,075 (net of accumulated amortization of $456,032 and $936,929) at December 31, 1997 and 1998, respectively. The leases expire through 2002. Future minimum lease payments at December 31, 1998 are as follows:

         1999                                                   $  840,849
         2000                                                      654,106
         2001                                                      280,427
         2002                                                       19,965
                                                                ----------
         Total                                                   1,795,347
         Less:  Amounts representing interest                     (281,201)
                                                                ----------
         Net minimum lease payments                             $1,514,146
                                                                ==========

NOTE 18. OTHER

SAN CARLOS, MEXICO

         In June 1998, the Company acquired 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico. Such interests will be contributed to the Company's Premiere Vacation Club in exchange for participation in the profits of Premiere Vacation Club as provided in the agreement.

SEDONA WORLDWIDE SPIN-OFF

         The Company has announced its intention to spin-off its 80% ownership in Sedona Worldwide Incorporated to the shareholders of ILX and has filed a Registration Statement on Form 10-SB for the proposed spin-off with the Securities and Exchange Commission. Sedona Worldwide Incorporated has become a reporting company (as defined by the SEC) as a part of the process but the Registration Statement has not been approved as of the date of this filing. The spin-off will be completed following the effectiveness of the Form 10-SB.

NOTE 19. CONCENTRATIONS OF RISK

CREDIT RISK

         The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

         The Company offers financing to the buyers of Vacation Ownership Interests at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven-year period and are collateralized by a first mortgage on the Vacation Ownership Interest. The Company bears the risk of defaults on these promissory notes. The Company performs credit evaluations prior to Vacation Ownership Interest sales. The Vacation Ownership Interest deed of trust serves as collateral on the note receivable. If a buyer of a Vacation Ownership Interest defaults, the Company generally must foreclose on the interest and attempt to resell it; the associated marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

interest rates, particularly if sustained, could have a material adverse effect on the Company's results of operations, cash flows and financial position.

AVAILABILITY OF FUNDING SOURCES

         The Company funds substantially all of the notes receivable, resort property held for Vacation Ownership Interest sales and land inventory which it originates or purchases with sales of consumer notes, borrowings through its financing facilities and internally generated funds. Borrowings are in turn repaid with the proceeds received by the Company from sales of notes receivable or from repayments by consumers of such notes receivable. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company's results of operations, cash flows and financial condition.

GEOGRAPHIC CONCENTRATION

         The Company's notes receivable are primarily originated in Arizona and, to a lesser extent, Indiana. The risk inherent in such concentrations is dependent upon regional and general economic stability that affects property values and the financial stability of the borrowers. The Company's resort property held for Vacation Ownership Interest sales is also concentrated in these states. The risk inherent in such concentrations is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

NOTES 20. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE 21. SUBSEQUENT EVENTS

         On February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit ILX's financial statements for the year ended December 31, 1998. Prior to its engagement, ILX had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K).

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             ALL AMOUNTS AND REFERENCES RELATED TO DECEMBER 31, 1996
                      AND DECEMBER 31, 1997 ARE UNAUDITED

NOTE 22. QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial information is presented in the following summary.

                                                                   1997
                                                             THREE MONTHS ENDED
                                        --------------------------------------------------------
                                          MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                          --------       -------     ------------    -----------
Revenues                                $7,783,805     $8,942,588     $9,997,859     $9,686,494
Operating income                           714,647      1,271,352      1,335,128      1,399,022
Net income                                 106,204        422,823        457,019        681,827
Net income per share - basic                  .03             .15            .16            .25
Net income per share - diluted                .03             .15            .16            .24

                                                                   1998
                                                             THREE MONTHS ENDED
                                        --------------------------------------------------------
                                          MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                          --------       -------     ------------    -----------
Revenues                                $8,527,163     $9,241,602     $9,586,592     $9,389,836
Operating income                           894,340      1,122,728        413,771       (252,207)
Net income                                 232,825        432,110        (60,340)      (542,331)
Net income (loss) per share - basic           .08           .10             (.02)          (.14)
Net income (loss) per share - diluted         .08           .10             (.02)          (.13)

         The 1997 and 1998 net income (loss) per share does not equal the summation of the quarters due to rounding and the weighting of average shares.

                                    EXHIBITS

                                       TO

                                 1998 FORM 10-K


                            ILX RESORTS INCORPORATED

                                  EXHIBIT INDEX

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
1          Form of Underwriting Agreement                          Incorporated  by  reference to
                                                                   Registration Statement on Form
                                                                   S-1 No. 333-45403

3(i).1     Articles of Incorporation of International Leisure      Incorporated  by  reference to
           Enterprises Incorporated (filed October 8, 1986)        Registration Statement on Form
                                                                   S-1 No. 33-16122

3(i).2     Articles   of   Amendment   to  the   Articles  of      Incorporated  by  reference to
           Incorporation of International Leisure Enterprises      1990 10-K
           Incorporated (filed August 31, 1987)

3(i).3     Articles   of   Amendment   to  the   Articles  of      Incorporated  by  reference to
           Incorporation of International Leisure Enterprises      1994 10-K/A-3
           Incorporated (filed October 19, 1987)

3(i).4     Articles   of   Amendment   to  the   Articles  of      Incorporated  by  reference to
           Incorporation of International Leisure Enterprises      1994 10-K/A-3
           Incorporated (filed May 3, 1990)

3(i).5     Articles   of   Amendment   to  the   Articles  of      Incorporated  by  reference to
           Incorporation of International Leisure Enterprises      1993 10-K
           Incorporated  (Name  changed by this  Amendment to
           ILX Incorporated), (filed June 28, 1993)

3(i).6     Certificate    of   Amendment   to   Articles   of      Incorporated  by  reference to
           Incorporation, filed January 12, 1998                   Registration Statement on Form
                                                                   S-1 No. 333-45403

3(i).7     Articles of Correction, filed January 12, 1998, to      Incorporated  by  reference to
           correct  Certificate  of  Amendment to Articles of      Registration Statement on Form
           Incorporation, dated January 12, 1998                   S-1 No. 333-45403

3(i).8     Certificate of Designation,  Preferences,  Rights,      Incorporated  by  reference to
           and  Limitations  of  Series  A  Preferred  Stock,      1991 10-K
           $10.00   par   value  of   International   Leisure
           Enterprises Incorporated, filed September 5, 1991

3(i).9     Certificate of Designation,  Preferences,  Rights,      Incorporated  by  reference to
           and  Limitations  of  Series  B  Preferred  Stock,      1991 10-K
           $10.00   par   value  of   International   Leisure
           Enterprises Incorporated, filed September 5, 1991

3(ii).10   Certificate  of  Designation of Series C Preferred      Incorporated  by  reference to
           Stock, filed April 30, 1993                             1993 10-K

3.(ii)     Amended  and  Restated  Bylaws  of   International      Incorporated  by  reference to
           Leisure  Enterprises  Incorporated,  dated October      1990 10-K
           26, 1987

4          Form of Common Stock Certificate                        Incorporated  by  reference to
                                                                   Form 8-A,  filed  February  4,
                                                                   1998

10.1       1992 Stock Option Plan                                  Incorporated  by  reference to
                                                                   1992 10-K

10.2       1995 Stock Option Plan                                  Incorporated  by  reference to
                                                                   1995 10-K

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
10.3       Agreement and Plan of Merger among ILE Acquisition      Incorporated  by  reference to
           Corporation,   International  Leisure  Enterprises      1992 10-K
           Incorporated and Genesis  Investment Group,  Inc.,
           dated March 15, 1993

10.4       First  Amendment to  Agreement  and Plan of Merger      Incorporated  by  reference to
           between ILE Acquisition Corporation, International      1993 10-K
           Leisure   Enterprises   Incorporated  and  Genesis
           Investment Group, Inc., dated April 22, 1993

10.5       Agreement   among   ILX   Incorporated,    Martori      Incorporated  by  reference to
           Enterprises  Incorporated,  Los Abrigados Partners      1995 10-K
           Limited    Partnership,    Red   Rock   Collection
           Incorporated,  Edward  John  Martori and Joseph P.
           Martori  as   Trustee   for   Cynthia  J.   Polich
           Irrevocable Trust dated December 29, 1995

10.6       Lease  Agreement  between  Edward John Martori and      Incorporated  by  reference to
           Red Rock Collection  Incorporated,  dated December      1995 10-K
           29, 1995

10.7       First Amended  Certificate of Limited  Partnership      Incorporated  by  reference to
           and Amended  Agreement of Los  Abrigados  Partners      1991 10-K
           Limited Partnership, dated September 9, 1991

10.8       Certificate  of Amendment  of Limited  Partnership      Incorporated  by  reference to
           for Los Abrigados  Partners  Limited  Partnership,      1994 10-K/A-3
           dated November 11, 1993

10.9       First  Amendment  to  Amended   Agreement  of  Los      Incorporated  by  reference to
           Abrigados  Partners  Limited  Partnership,   dated      1995 10-K
           February 9, 1996

10.10      Deed of Trust and  Assignment  of Rents to Cynthia      Incorporated  by  reference to
           J.  Polich   Irrevocable  Trust  and  Edward  John      9/30/95 10-Q/A
           Martori   by  Los   Abrigados   Partners   Limited
           Partnership, dated July 27, 1995

10.11      Real Estate Purchase Contract between Indian Wells      Incorporated  by  reference to
           Partners,  Ltd.,  Los Abrigados  Partners  Limited      1992 10-K
           Partnership and International  Leisure Enterprises
           Incorporated, dated December 18, 1992

10.12      Option  Agreement  between Indian Wells  Partners,      Incorporated  by  reference to
           Ltd. and Martori Enterprises  Incorporated,  dated      1994 10-K/A-3
           March 31, 1994

10.13      Assignment   of  Option  by  Martori   Enterprises      Incorporated  by  reference to
           Incorporated to Genesis  Investment  Group,  Inc.,      1994 10-K/A-3
           dated September 15, 1994

10.14      Lease  Agreement  between  Indian Wells  Partners,      Incorporated  by  reference to
           Ltd.   and   Los   Abrigados    Partners   Limited      1992 10-K
           Partnership, dated December 21, 1992

10.15      Second Amendment to Lease Agreement between Indian      Incorporated  by  reference to
           Wells  Partners,  Ltd. and Los Abrigados  Partners      1994 10-K/A-3
           Limited Partnership, dated March 31, 1994

10.16      First Amended  Certificate of Limited  Partnership      Incorporated  by  reference to
           and  Amended  Agreement  of The Sedona Real Estate      1995 10-K
           Limited   Partnership  #1,  dated  March  1,  1996
           (Lomacasi Resort)

10.17      Letter Agreement dated February 27, 1996 (Lomacasi      Incorporated  by  reference to
           Resort)                                                 1995 10-K

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
10.18      Consulting  Agreement  between  Investor  Resource      Incorporated  by  reference to
           Services, Inc. and ILX Incorporated, dated January      1/7/97 8-K
           1, 1997

10.19      Consulting  Agreement between Universal Solutions,      Incorporated  by  reference to
           Inc. and ILX Incorporated                               Registration Statement on Form
                                                                   S-1 No. 333-45403

10.20      Secured   Promissory   Note   ($770,000)   by  Los      Incorporated  by  reference to
           Abrigados Partners Limited  Partnership to Martori      Registration Statement on Form
           Enterprises, Inc. dated August 31, 1992                 S-1 No. 333-45403

10.21      Assignment   of  Deeds   of   Trust   to   Martori      Incorporated  by  reference to
           Enterprises Inc. by Los Abrigados Partners Limited      Form  8-K,  filed  August  22,
           Partnership, dated August 31, 1992                      1997

10.22      Agreement  for  Transfer  of  Limited  Partnership      Incorporated  by  reference to
           Interest between ILX, Inc and Martori  Enterprises      Form  8-K,  filed  August  22,
           Inc., dated August 8, 1997                              1997

10.23      Installment  Promissory Note  ($1,300,000) by ILX,      Incorporated  by  reference to
           Inc. to Martori  Enterprises Inc., dated August 8,      Form  8-K,  filed  August  22,
           1997                                                    1997

10.24      Security  Agreement  between ILX, Inc. and Martori      Incorporated  by  reference to
           Enterprises Inc., dated August 8, 1997                  Form  8-K,  filed  August  22,
                                                                   1997

10.25      Amended and Restated Promissory Note ($909,078) by      Incorporated  by  reference to
           ILX, Inc. to Edward J.  Martori,  dated January 1,      Registration Statement on Form
           1996                                                    S-1 No. 333-45403


10.26      Promissory   Note   ($250,000)  by  Los  Abrigados      Incorporated  by  reference to
           Partners  Limited  Partnership  and ILX,  Inc.  to      Registration Statement on Form
           Joseph P.  Martori as Trustee  for the  Cynthia J.      S-1 No. 333-45403
           Polich Irrevocable Trust, dated January 1, 1996

10.27      Agreement  for  Transfer  of  Limited  Partnership      Incorporated  by  reference to
           Interest by ILX, Inc. and Alan R.  Mishkin,  dated      Form  8-K,  filed  August  22,
           August 29, 1997                                         1997


10.28      Installment  Promissory  Note  ($675,000)  by ILX,      Incorporated  by  reference to
           Inc. to Alan R. Mishkin dated September 24, 1997        Form  8-K,  filed  August  22,
                                                                   1997

10.29      Security (Pledge)  Agreement between ILX, Inc. and      Incorporated  by  reference to
           Alan R. Mishkin, dated September 24, 1997               Form  8-K,  filed  August  22,
                                                                   1997

10.30      Form of  Employment  Agreement  among ILX  Resorts      Incorporated  by  reference to
           Incorporated  and each of  Joseph  Martori,  Nancy      Registration Statement on Form
           Stone and Edward Zielinski                              S-1 No. 333-45403


10.31      Letter Agreement between Texas Capital  Securities      Incorporated  by  reference to
           and  ILX  Incorporated,   dated  January  7,  1997      Registration Statement on Form
           Incorporated by reference to 1/1/97 8-K                 S-1 No. 333-45403

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
10.32      Assumption   Agreement  among  Investor   Resource      Incorporated  by  reference to
           Services, Inc., ILX, Inc., and Martori Enterprises      Form 8-K, filed May 20, 1997
           Incorporated, dated January 1, 1997


10.33      Assumption    Agreement    among   Texas   Capital      Incorporated  by  reference to
           Securities,  ILX,  Inc.  and Martori  Enterprises,      Form 8-K, filed May 20, 1997
           Inc., dated January 7, 1997


10.34      Stock   Purchase    Agreement    between   Genesis      Incorporated  by  reference to
           Investment  Group,  Inc. and Goodyear 93,  L.L.C.,      Registration Statement on Form
           dated December 5, 1997                                  S-1 No. 333-45403


10.35      Option Agreement between Texas Capital  Securities      Incorporated  by  reference to
           and ILX Inc., dated January 7, 1997                     Form  8-K,  filed  January  7,
                                                                   1997

10.36      Financing  Agreement  between Martori  Enterprises      Incorporated  by  reference to
           Incorporated and International Leisure Enterprises      1992 10-K
           Incorporated, dated January 13, 1992

10.37      Financing  Agreement  between Martori  Enterprises      Incorporated  by  reference to
           Incorporated  and Los Abrigados  Partners  Limited      1991 10-K
           Partnership, dated August 31, 1992

10.38      Secured Promissory Note and Security Agreement and      Incorporated  by  reference to
           Financing  Agreement  between Martori  Enterprises      1993 10-K
           Incorporated and International Leisure Enterprises
           Incorporated, dated June 11, 1993

10.39      Secured Line of Credit Lending  Agreement  between      Incorporated  by  reference to
           Litchfield  Financial  Corporation and ILX Resorts      6/30/98 10Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership and Premiere Development  Incorporated
           dated as of June 12, 1998

10.40      Secured  Line of Credit  Promissory  Note  between      Incorporated  by  reference to
           Litchfield  Financial  Corporation and ILX Resorts      6/30/98 10Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership and Premiere Development  Incorporated
           dated as of June 12, 1998

10.41      Business Agreement among ILX Resorts Incorporated,      Incorporated  by  reference to
           Premiere  Vacation  Club and Premiere  Development      6/30/98 10Q
           Incorporated  and  Treasures of the Sea of Cortez,
           Promotura de Inversion  Turistica,  Immobiliaria y
           Hotelera  Los  Algodones  and  Immobiliaria  Cerro
           Pelon dated as of June 8, 1998

10.42      Amended  and  Restated   Secured  Line  of  Credit      Incorporated  by  reference to
           Lending     Agreement    between    ILX    Resorts      9/30/98 10Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership,  ILE Sedona Incorporated,  VCA Tucson
           Incorporated,   VCA   South   Bend   Incorporated,
           Premiere  Development  Incorporated and Litchfield
           Financial  Corporation  dated as of September  17,
           1998

10.43      Agreement for Sale and Transfer of Promissory Note      Incorporated  by  reference to
           between  ILX  Resorts   Incorporated  and  Martori      9/30/98 10Q
           Enterprises Incorporated dated as of September 29,
           1998

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
10.44      Contract  of Sale of  Timeshare  Receivables  with        Filed herewith
           Recourse between Resort Funding, Inc. and Premiere
           Development  Incorporated  dated as of  March  19,
           1999

10.45      Guaranty    Agreement    between    ILX    Resorts        Filed herewith
           Incorporated and Resort Funding,  Inc. dated as of
           March 19, 1999

10.46      Rider to Contract between Resort Funding, Inc. and        Filed herewith
           Premiere Development  Incorporated dated March 24,
           1999  to  supplement   the  Contract  of  Sale  of
           Timeshare  Receivables  with Recourse  dated as of
           March 19, 1999

10.47      List of Subsidiaries of ILX Resorts Incorporated          Filed herewith

 27.1      Financial Data Schedule - Year Ended December 31, 1998    Filed herewith