Form 10-Q
period 1999-03-31
ILX RESORTS INC
filed 1999-05-17
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 1999            Commission File Number 001-13855
                      --------------                                   ---------


                            ILX RESORTS INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                     86-0564171
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


          2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
          ------------------------------------------------------------
                    (Address of principal executive offices)


         Registrant's telephone number, including area code 602-957-2777
                                                            -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

             Class                                 Outstanding at March 31, 1999
-------------------------------                    -----------------------------
Common Stock, without par value                           4,005,893 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                December 31,         March 31,
                                                   1998                1999
                                                ------------       ------------
                                                                    (Unaudited)
ASSETS
Cash and cash equivalents                       $  3,196,710       $  4,063,682
Notes receivable, net                             19,559,396         20,845,172
Resort property held for Vacation
 Ownership Interest sales                         20,834,225         20,121,678
Resort property under development                    485,933            625,622
Land held for sale                                 1,593,885          1,602,492
Deferred assets                                      262,877            266,723
Property and equipment, net                        4,006,991          4,391,742
Deferred income taxes                                268,771            264,771
Other assets                                       1,788,470          2,306,293
                                                ------------       ------------

      TOTAL ASSETS                              $ 51,997,258       $ 54,488,175
                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                              $  1,186,088       $    937,379
  Accrued and other liabilities                    2,048,599          2,234,907
  Notes payable                                   22,107,444         24,653,972
  Notes payable to affiliates                        894,078            894,078
                                                ------------       ------------

      Total liabilities                           26,236,209         28,720,336
                                                ------------       ------------

MINORITY INTERESTS                                    (3,271)             3,519
                                                ------------       ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000
    shares authorized; 380,468 shares issued
    and outstanding; liquidation preference
    of $3,804,680                                  1,384,891          1,384,891

  Common stock, no par value; 30,000,000
    shares authorized; 4,332,533 and
    4,378,033 shares issued                       19,818,183         19,867,281

  Treasury stock, at cost, 339,640 and
    372,140 shares                                (1,273,843)        (1,327,818)

  Additional paid in capital                         279,450            279,450

  Retained earnings                                5,555,639          5,560,516
                                                ------------       ------------
      Total shareholders' equity                  25,764,320         25,764,320
                                                ------------       ------------
        TOTAL LIABILITIES AND SHAREHOLDERS'
          EQUITY                                $ 51,997,258       $ 54,488,175
                                                ============       ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1998               1999
                                                   ----------         ----------
Timeshare revenues:
  Sales of Vacation Ownership Interests            $5,560,823         $5,151,509
  Resort operating revenue                          2,518,333          2,863,003
  Interest income                                     448,007            764,133
                                                   ----------         ----------

      Total timeshare revenues                      8,527,163          8,778,645
                                                   ----------         ----------
Cost of sales and operating expenses:
  Cost of Vacation Ownership Interests sold           791,442            693,474
  Cost of resort operations                         2,615,140          2,813,041
  Sales and marketing                               3,331,270          3,408,966
  General and administrative                          660,372            930,560
  Provision for doubtful accounts                     162,269            150,846
  Depreciation and amortization                        86,618            112,702
                                                   ----------         ----------

      Total cost of sales and operating expenses    7,647,111          8,109,589
                                                   ----------         ----------

Timeshare operating income                            880,052            669,056

Income from land and other, net                        14,288             18,892
                                                   ----------         ----------

Total operating income                                894,340            687,948

Interest expense                                      505,515            672,281
                                                   ----------         ----------

Income before income taxes and minority interests     388,825             15,667

Income tax expense                                    156,000              4,000
                                                   ----------         ----------

Income before minority interests                      232,825             11,667

Minority interests                                         --              6,790
                                                   ----------         ----------

Net income                                            232,825              4,877
                                                   ==========         ==========
Net income per share

  Basic                                            $     0.08         $     0.00
                                                   ==========         ==========

  Diluted                                          $     0.08         $     0.00
                                                   ==========         ==========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three months ended March 31,
                                                            ----------------------------
                                                               1998              1999
                                                            -----------      -----------
Cash flows from operating activities:
  Net income                                                $   232,825      $     4,877
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Undistributed minority interest                                   --            6,790
   Deferred income taxes                                        156,000            4,000
   Provision for doubtful accounts                              162,269          150,846
   Depreciation and amortization                                 86,618          112,702
   Amortization of guarantee fees                                24,000            2,900
   Change in assets and liabilities:
     Decrease in resort property held for Vacation
      Ownership Interest sales                                  396,959          712,547
     Increase in resort property under development           (1,443,791)        (139,689)
     (Increase) decrease in land held for sale                      500           (8,607)
     Increase in other assets                                  (450,359)        (517,823)
     Decrease in accounts payable                            (1,060,344)        (248,709)
     Increase (decrease) in accrued and other liabilities       (30,474)         235,406
                                                            -----------      -----------

Net cash provided by (used in) operating activities          (1,925,797)         315,240
                                                            -----------      -----------
Cash flows from investing activities:
    Notes receivable, net                                      (546,560)      (1,436,622)
    Decrease (increase) in deferred assets                        2,680           (6,746)
    Purchases of plant and equipment, net                      (232,435)        (497,453)
                                                            -----------      -----------

Net cash used in investing activities                          (776,315)      (1,940,821)
                                                            -----------      -----------
Cash flows from financing activities:
    Proceeds from notes payable                               3,053,079        7,352,450
    Principal payments on notes payable                      (1,594,712)      (4,805,922)
    Principal payments on notes payable to affiliates           (18,638)              --
    Acquisition of treasury stock                                    --          (53,975)
                                                            -----------      -----------

Net cash provided by financing activities                     1,439,729        2,492,553
                                                            -----------      -----------

Increase (decrease) in cash and cash equivalents             (1,262,383)         866,972

Cash and cash equivalents at beginning of period              3,226,038        3,196,710
                                                            -----------      -----------

Cash and cash equivalents at end of period                  $ 1,963,655      $ 4,063,682
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1998              1999
                                                     ----              ----
         Interest paid                             $413,000          $629,000
         Income taxes paid                               --                --
         Capitalized interest                       129,000                --

ACCOUNTING MATTERS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 was adopted by the Company in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three months ended March 31, 1998 or March 31, 1999.

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

NOTE 2. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                   1998                 1999
                                                -----------         -----------
Net income                                      $   232,825         $     4,877
Less: Series A preferred stock dividends            (12,000)            (11,969)
Series C convertible preferred stock
 cumulation share dividends                          (8,323)                 --
                                                -----------         -----------
Net income available to common
 stockholders - basic                           $   212,502         $    (7,092)
                                                ===========         ===========
Weighted average shares of common stock
 outstanding - basic                              2,605,086           4,028,421
                                                ===========         ===========
Basic net income per share                      $      0.08         $      0.00
                                                ===========         ===========

                          DILUTED NET INCOME PER SHARE

                                                  Three Months Ended March 31,
                                                -------------------------------
                                                   1998                 1999
                                                -----------         -----------

Net income                                      $   232,825         $     4,877
Less: Series A preferred stock dividends            (12,000)            (11,969)
                                                -----------         -----------

Net income available to common
 stockholders - diluted                         $   220,825         $    (7,092)
                                                ===========         ===========

Weighted average shares of common
 stock outstanding                                2,608,086           4,028,421
Add: Convertible preferred stock
 (Series B and C) dilutive effect                   110,541             110,541
                                                -----------         -----------

Weighted average shares of common stock
 outstanding - diluted                            2,718,627           4,138,962
                                                ===========         ===========

Diluted net income per share                    $      0.08         $      0.00
                                                ===========         ===========

         Stock options to purchase 163,200 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 1999 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

         During the first quarter of 1999, the Company issued 45,500 shares of restricted common stock, valued at $49,098, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. Also during the first quarter of 1999, the Company purchased 32,500 shares of its common stock for $53,975.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    1998                 1999
                                                   -------             -------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests               65.2%               58.7%
  Resort operating revenue                            29.5%               32.6%
  Interest income                                      5.3%                8.7%
                                                   -------             -------
  Total timeshare revenues                           100.0%              100.0%
                                                   =======             =======
As a percentage of sales of Vacation Ownership
 Interests:
  Cost of Vacation Ownership Interests sold           14.2%               13.5%
  Sales and marketing                                 59.9%               66.2%
  Provision for doubtful accounts                      2.9%                2.9%
  Contribution margin percentage from sale of
    Vacation Ownership Interests (1)                  23.0%               17.4%

As a percentage of resort operating revenue:
  Cost of resort operations                          103.8%               98.3%

As a percentage of total timeshare revenues:
  General and administrative                           7.7%               10.6%
  Depreciation and amortization                        1.0%                1.3%
  Timeshare operating income                          10.3%                7.6%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)            376                 332
  Average sales price per Vacation Ownership
    Interest sold (excluding revenues from
    Upgrades) (2)                                  $12,874             $13,563
  Average sales price per Vacation Ownership
    Interest sold (including revenues from
    Upgrades) (2)                                  $14,789             $15,517

(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 572 and 503 biennial and annual Vacation Ownership Interests for the three months ended March 31, 1998 and 1999, respectively.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1999

         Sales of Vacation Ownership Interests decreased 7.4% or $409,314 in 1999 to $5,151,509 from $5,560,823 in 1998 primarily as a result of a lower tour flow at the South Bend sales office and a lower closing rate (number of sales as a percentage of number of tours) at the Sedona sales office. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 5.4% or $689 in 1999 to $13,563 from $12,874 in 1998 reflecting the higher per unit sales prices achieved for sales of ILX Premiere Vacation Club Vacation Ownership Interests, which were first introduced in June 1998.

         The number of Vacation Ownership Interests sold decreased 11.7% from 376 in 1998 to 332 in 1999 largely due to lower tour flow to the South Bend sales office and a lower closing rate at the Sedona sales office. Sales of Vacation Ownership Interests in 1999 included 342 biennial Vacation Ownership Interests (counted as 171 annual Vacation Ownership Interests) compared to 392

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

biennial Vacation Ownership Interests (counted as 196 annual Vacation Ownership Interests) in 1998.

         Upgrade revenue, included in Vacation Ownership Interest sales, decreased 9.9% from $720,013 in 1998 to $648,442 in 1999 because of a change in trade-in mix. 1998 Upgrades include a greater number of trade-ins of Golden Eagle Vacation Ownership Interests, which have a higher trade-in value than Vacation Ownership Interests in other properties. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased from $14,789 in 1998 to $15,517 in 1999 due to the 1999 sales mix including the higher prices of ILX Premiere Vacation Club Vacation Ownership Interests.

         Resort operating revenues increased 13.7% or $344,670 in 1999 to $2,863,003 from $2,518,333 in 1998, reflecting the opening of VCA - Tucson in the third quarter of 1998. Cost of resort operations increased 7.6% or $197,901 in 1999 to $2,813,041 from $2,615,140 in 1998 due to greater operating costs as a percentage of revenue of the start-up VCA - Tucson operation.

         The 70.6% increase in interest income from $448,007 in 1998 to $764,133 in 1999 is a result of the increased Customer Notes retained by the Company and an increase in interest rates charged by the Company on its Customer Notes.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.2% in 1998 to 13.5% in 1999 due to the inclusion in 1999 of sales of ILX Premiere Vacation Club Vacation Ownership Interests, which sell for higher prices than Vacation Ownership Interests in individual resorts.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 66.2% in 1999 from 59.9% in 1998 due to high costs of tour generation to the South Bend sales office and lower closing rates in the Sedona sales office.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales is comparable between years.

         General and administrative expenses increased 40.9% to $930,560 in 1999 from $660,372 in 1998. General and administrative expenses increased to 10.6% as a percentage of total timeshare revenues in 1999 compared to 7.7% in 1998. The change reflects that first quarter 1998 general and administrative expenses were reduced by property tax reductions related to successful appeals of property tax assessments and that 1999 general and administrative expenses include property taxes, insurance and other expenses related to VCA - Tucson.

         The 33.0% increase in interest expense from $505,515 in 1998 to $672,281 in 1999 reflects an increase in borrowings against customer notes receivable as the Company retains and borrows against more of its consumer paper, net of decreases in interest rates and fluctuations in the balances of borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During 1998 and 1999, cash (used in) provided by operations was $(1,925,797) and $315,240, respectively. The negative cash flow in 1998 was due primarily to an increase of $1,443,791 in resort property under development, which was financed through a construction loan and lease financing. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

         At December 31, 1998, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $4.3 million, which expire in 2001 through 2012. At December 31, 1998, Genesis had federal NOL carryforwards of approximately $1.7 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the three months ended March 31, 1998 and 1999 was $776,315 and $1,940,821 respectively. In 1999, the Company retained and borrowed against, rather than sold, a greater portion of its customer notes.

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

CREDIT FACILITIES AND CAPITAL

         The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At March 31, 1999, $39.5 million of the $40 million in commitment was available to the Company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% to prime plus 3% and expire at various dates from 2001 through 2002. At March 31, 1999, approximately $34.4 million is available under these commitments.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company is in the process of developing a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 Compliant, and expects to have the plan complete by August 31, 1999. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include any or all of the following:

1.   Inability to timely collect payments on Customer Notes;
2.   Inability to timely or properly bill customers for resort charges;
3.   Reduction in effectiveness of generating tours to sales offices;
4. Inability to purchase goods (including food, beverages and operating supplies) from existing sources, thereby forcing the Company to use alternative vendors at potentially less favorable pricing;
5. Inability to process payroll and/or perform other accounting functions on an efficient basis; and
6.   Suspension of some or all operations.

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 1999. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

         A dispute has arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated with respect to amounts owing under the guaranteed maximum price contract relating to the construction of VCA-Tucson. Jeffrey C. Stone dba Summit Builders has filed a demand for arbitration with the American Arbitration Association, claiming damages of $1,763,085. The Company is contesting the claim vigorously and has filed a counterclaim in the original amount of $2,372,427. The Company has obtained a payment bond in the amount of $2,645,227 in accordance with the provisions of Arizona law. In February 1999, the parties entered into a stipulation agreement under which Summit Builders reduced certain of its claims totaling $197,239, the Company agreed to claims totaling $226,854, of which $116,714 represents undisputed change orders previously approved by the Company, and both parties dismissed fraud claims previously sought. In the event that the arbitration results in any liability to the Company greater than amounts accrued for the guaranteed maximum price plus approved change orders, such additional liability will increase the amount recorded as resort property held for sale for VCA-Tucson and will be amortized to cost of sales prospectively as Vacation Ownership Interests are sold.

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

         None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM V. OTHER INFORMATION

         None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

          (i)  Exhibits

               Exhibit No.         Description
               -----------         -----------
                   27            Financial Data Schedule (filed herewith)

          (ii) Reports on Form 8-K

         As reported on the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, on February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountant to audit the Company's financial statements for the year ended December 31, 1998. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K). The Company has authorized the predecessor auditor to respond fully to inquiries of the successor accountant.

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

Date: As of May 14, 1999