Form 10-K/A
period 1998-12-31
ILX RESORTS INC
filed 1999-06-02
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE


This amendment is filed for the sole purpose of making the following changes to ILX Resorts Incorporated's Annual Report on Form 10-K for the year ended December 31, 1998:

1) Removing "unaudited" from all references to 1996 and 1997 amounts in the financial statements and in the footnotes to the financial statements; and

2) Including the independent auditors' report for the 1996 and 1997 financial statements.

                            ILX RESORTS INCORPORATED

                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                        4
--------------------------------------------------------------------------------

ITEMS 1 AND 2. BUSINESS AND PROPERTIES                                        4

ITEM 3. LEGAL PROCEEDINGS                                                    17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  17


PART II                                                                      18
--------------------------------------------------------------------------------
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS                                                  18

ITEM 6. SELECTED FINANCIAL DATA                                              18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                            18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                             24


PART III                                                                     26
--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  26

ITEM 11. EXECUTIVE COMPENSATION                                              26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      26

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      26

PART IV                                                                      27
--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K     27

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

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of May, 1999.

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

     Signatures                         Title                          Date
     ----------                         -----                          ----

/s/ Joseph P. Martori            Chairman of the Board and        May 28, 1999
------------------------------   Chief Executive Officer
Joseph P. Martori                (principal executive officer)

/s/ Nancy J. Stone               President, Chief Operating       May 28, 1999
------------------------------   Officer and Director
Nancy J. Stone

/s/ Stephen W. Morgan            Senior Vice President and        May 28, 1999
------------------------------   Chief Financial Officer
Stephen W. Morgan                (principal financial and
                                 accounting officer)

/s/ Edward S. Zielinski          Executive Vice President         May 28, 1999
------------------------------   and Director
Edward S. Zielinski

/s/ Steven R. Chanen             Director                         May 28, 1999
------------------------------
Steven R. Chanen

/s/ Joseph A. Leonetti           Director                         May 28, 1999
------------------------------
Joseph A. Leonetti

/s/ James W. Myers               Director                         May 28, 1999
------------------------------
James W. Myers

/s/ Patrick J. McGroder III      Director                         May 28, 1999
------------------------------
Patrick J. McGroder III

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                 F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 1997  and 1998                   F-3

Consolidated Statements of Operations for the years ended
December 31, 1996, 1997 and 1998                                             F-4

Consolidated Statements of Shareholders' Equity for the
years ended December 31, 1996, 1997 and 1998                                 F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1996, 1997 and 1998                                             F-6

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


                          INDEPENDENT AUDITORS' REPORT


Shareholders of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheet of ILX Resorts Incorporated and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                     HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
May 13, 1999

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            December 31,
                                                        1997            1998
                                                   ------------    ------------
Cash and cash equivalents                          $  3,226,038    $  3,196,710
Notes receivable, net (Notes 2, 6, 9 and 13)         15,861,621      19,559,396
Resort property held for Vacation Ownership
 Interest sales (Notes 2, 3, 9 and 17)               14,666,658      20,834,225
Resort property under development (Notes 5 and 9)     2,943,936         485,933
Land held for sale                                    1,557,498       1,593,885
Deferred assets (Note 6)                                289,009         262,877
Property and equipment , net (Notes 7, 9 and 17)      3,472,899       4,006,991
Deferred income taxes (Note 8)                          304,430         268,771
Other assets                                          1,400,224       1,788,470
                                                   ------------    ------------
          TOTAL ASSETS                             $ 43,722,313    $ 51,997,258
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                  $  2,830,375    $  1,186,088
 Accrued and other liabilities                        2,220,566       2,048,599
 Notes payable (Note 9)                              19,884,479      22,107,444
 Notes payable to affiliates (Notes 10 and 16)        2,166,100         894,078
                                                   ------------    ------------
    Total liabilities                                27,101,520      26,236,209
                                                   ------------    ------------
MINORITY INTERESTS (Note 11)                                 --          (3,271)
                                                   ------------    ------------
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
                                                   ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year Ended December 31,

                                             1996            1997            1998
                                         ------------    ------------    ------------
TIMESHARE REVENUES:
 Sales of Vacation Ownership Interests   $ 19,639,194    $ 23,980,707    $ 22,470,215
 Resort operating revenue                  10,944,533      10,919,831      12,215,791
 Interest income                              997,500       1,510,208       2,059,187
                                         ------------    ------------    ------------
      Total timeshare revenues             31,581,227      36,410,746      36,745,193
                                         ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
 Cost of Vacation Ownership
    Interests sold                          3,101,023       3,218,850       3,112,550
 Cost of resort operations                 10,406,692      10,473,093      11,884,115
 Sales and marketing                       10,485,847      13,894,731      15,285,515
 General and administrative                 2,304,373       2,974,835       3,377,937
 Provision for doubtful accounts              590,653         702,417         663,666
 Depreciation and amortization                476,467         455,185         369,155
                                         ------------    ------------    ------------
      Total cost of sales and
         operating expenses                27,365,055      31,719,111      34,692,938
                                         ------------    ------------    ------------

Timeshare operating income                  4,216,172       4,691,635       2,052,255

Income from land and other net                 50,304          28,514         126,377
                                         ------------    ------------    ------------
Total operating income                      4,266,476       4,720,149       2,178,632
Gain on sale of property (Note 7)                             356,000
Interest expense (Notes 9 and 10)          (1,975,110)     (2,084,969)     (2,074,139)
                                         ------------    ------------    ------------
Income before income taxes and
   minority interests                       2,291,366       2,991,180         104,493
Income tax (expense) benefit (Note 8)        (678,822)     (1,145,000)        (45,500)
                                         ------------    ------------    ------------
Income before minority interests            1,612,544       1,846,180          58,993

Minority interests (Note 11)                 (561,428)       (178,307)          3,271
                                         ------------    ------------    ------------

NET INCOME                               $  1,051,116    $  1,667,873    $     62,264
                                         ============    ============    ============
NET INCOME PER SHARE (Notes 1 and 4):
 Basic                                   $       0.38    $       0.60    $       0.00
                                         ============    ============    ============
 Diluted                                 $       0.37    $       0.59    $       0.00
                                         ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Preferred Stock          Common Stock
                                 -------------------    ----------------------
                                 Shares       Amount     Shares       Amount
                                 ------       ------     ------       ------
BALANCES, JANUARY 1, 1996        411,483   $1,515,134   2,525,151  $ 9,322,375
Net income
Issuance of common stock                                   74,500      423,875
Exchange of preferred stock
 for common stock                (13,515)     (37,301)      4,505       37,301
Issuance of cumulative shares
 for dividend arrearage                                       702        5,187
Exchange of preferred stock
 for lodging certificates           (824)      (8,240)
Redemption of preferred stock     (5,035)     (50,350)
Payment of dividends             (47,969)     (47,969)
Acquisition of treasury shares
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1996      392,109    1,419,243   2,604,858    9,788,738
Net income
Issuance of common stock                                   83,000      443,681
Exchange of preferred stock
 for common stock                (11,334)     (31,282)      3,778       31,282
Issuance of cumulative shares
 for dividend arrearage                                       797        3,966
Exchange of preferred stock
 for lodging certificates           (307)      (3,070)
Payment of dividends
Acquisition of treasury shares,
 net of reissuances
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1997      380,468    1,384,891   2,692,433   10,267,667
Net income
Issuance of common stock                                1,640,100    9,550,516
Payment of dividends
Acquisition of treasury shares,
 net of reissuances
Gain on extinguishment of note
 payable to affiliate
                                 -------   ----------   ---------  -----------
BALANCES, DECEMBER 31, 1998      380,468   $1,384,891   4,332,533  $19,818,183
                                 =======   ==========   =========  ===========

                                     Treasury Stock      Additional
                                  --------------------    Paid In    Retained
                                  Shares       Amount     Capital    Earnings       Total
                                  ------       ------     -------    --------       -----
BALANCES, JANUARY 1, 1996         (4,000)  $   (25,032)  $ 35,190   $2,927,435   $13,775,102
Net income                                                           1,051,116     1,051,116
Issuance of common stock                                                             423,875
Exchange of preferred stock
 for common stock
Issuance of cumulative shares
 for dividend arrearage                                                 (5,207)          (20)
Exchange of preferred stock
 for lodging certificates                                   4,760                     (3,480)
Redemption of preferred stock                              38,350                    (12,000)
Payment of dividends                                                   (47,969)      (47,969)
Acquisition of treasury shares    (2,000)      (11,504)                              (11,504)
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1996       (6,000)      (36,536)    78,300    3,925,375    15,175,120
Net income                                                           1,667,873     1,667,873
Issuance of common stock                                                             443,681
Exchange of preferred stock
 for common stock
Issuance of cumulative shares
 for dividend arrearage                                                 (3,982)          (16)
Exchange of preferred stock
 for lodging certificates                                   1,150                     (1,920)
Payment of dividends                                                   (47,894)      (47,894)
Acquisition of treasury shares,
 net of reissuances              (97,060)     (616,051)                             (616,051)
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1997     (103,060)     (652,587)    79,450    5,541,372    16,620,793
Net income                                                              62,264        62,264
Issuance of common stock                                                           9,550,516
Payment of dividends                                                   (47,997)      (47,997)
Acquisition of treasury shares,
 net of reissuances             (236,580)     (621,256)                             (621,256)
Gain on extinguishment of note
 payable to affiliate                                     200,000                    200,000
                                --------   -----------   --------   ----------   -----------
BALANCES, DECEMBER 31, 1998     (339,640)  $(1,273,843)  $279,450   $5,555,639   $25,764,320
                                ========   ===========   ========   ==========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year Ended December 31,

                                                              1996           1997             1998
                                                           -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $ 1,051,116    $ 1,667,873    $     62,264
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Gain on sale of property                                          --       (356,000)             --
  Undistributed minority interest                              531,370        178,307          (3,271)
  Deferred income taxes                                        708,368        874,223          35,659
  Provision for doubtful accounts                              590,653        702,417         663,666
  Depreciation and amortization                                476,467        455,185         369,155
  Amortization of guarantee fees                                72,100         92,250          40,915
  Change in assets and liabilities:
    Decrease (increase) in resort property
     held for Vacation Ownership Interest sales                532,072        580,929      (6,167,567)
    Decrease (increase) in resort property
     under development                                         (90,626)    (1,734,230)      2,458,003
    Decrease (increase) in land held for sale                   (2,309)       (10,005)        (36,387)
    Decrease (increase) in other assets                        356,893        235,356        (406,005)
    Increase (decrease) in accounts payable                     (3,038)       519,775      (1,644,287)
    Increase (decrease) in accrued and other
     liabilities                                               (46,306)      (315,105)         25,860
    Increase (decrease) in due to affiliates                  (200,914)       (82,043)             --
                                                           -----------    -----------    ------------
Net cash provided by (used in) operating activities          3,975,846      2,808,932      (4,601,995)
                                                           -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable, net                                      (3,550,886)    (4,534,235)     (4,361,441)
 Decrease (increase) in deferred assets                         66,050        (67,913)        (14,783)
 Purchases of property and equipment, net                      (35,577)    (1,057,852)       (885,488)
 Net cash paid for minority interest                                --       (820,000)             --
                                                           -----------    -----------    ------------
Net cash used in investing activities                       (3,520,413)    (6,480,000)     (5,261,712)
                                                           -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                 5,693,139      9,794,082      15,019,952
 Principal payments on notes payable                        (5,416,266)    (6,058,556)    (12,796,987)
 Principal payments on notes payable to affiliates            (370,625)      (271,187)     (1,113,622)
 Distributions to minority partners                           (937,534)      (140,000)
 Net proceeds from issuance of common stock                    423,875         98,193       9,394,289
 Acquisition of treasury stock and other                       (11,524)          (579)       (621,256)
 Redemption of preferred stock                                 (12,000)
 Preferred stock dividend payments                             (47,969)       (47,894)        (47,997)
                                                           -----------    -----------    ------------
Net cash provided by (used in) financing activities           (678,904)     3,374,059       9,834,379
                                                           -----------    -----------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (223,471)      (297,009)        (29,328)
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                           3,746,518      3,523,047       3,226,038
                                                           -----------    -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 3,523,047    $ 3,226,038    $  3,196,710
                                                           ===========    ===========    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Notes payable issued to extinguish
   accrued liabilities                                     $        --    $ 2,400,000              --
 Notes payable assumed by buyer of property
   and equipment                                              (180,000)    (2,143,000)             --
 Notes payable issued or assumed to purchase
   assets or minority interest                               3,080,278      1,975,000              --
 Treasury stock received for sale of property
   and equipment                                                    --       (625,000)             --
 Common stock issued to acquire assets or in
   exchange for indebtedness                                        --        355,000              --

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                   -------
                                                                   153,200
                                                                  ========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss and loss per share would have increased to the proforma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

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

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.39      Secured Line of Credit Lending  Agreement  between      Incorporated  by  reference to
           Litchfield  Financial  Corporation and ILX Resorts      6/30/98 10-Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership and Premiere Development  Incorporated
           dated as of June 12, 1998

10.40      Secured  Line of Credit  Promissory  Note  between      Incorporated  by  reference to
           Litchfield  Financial  Corporation and ILX Resorts      6/30/98 10-Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership and Premiere Development  Incorporated
           dated as of June 12, 1998

10.41      Business Agreement among ILX Resorts Incorporated,      Incorporated  by  reference to
           Premiere  Vacation  Club and Premiere  Development      6/30/98 10-Q
           Incorporated  and  Treasures of the Sea of Cortez,
           Promotura de Inversion  Turistica,  Immobiliaria y
           Hotelera  Los  Algodones  and  Immobiliaria  Cerro
           Pelon dated as of June 8, 1998

10.42      Amended  and  Restated   Secured  Line  of  Credit      Incorporated  by  reference to
           Lending     Agreement    between    ILX    Resorts      9/30/98 10-Q
           Incorporated,   Los  Abrigados   Partners  Limited
           Partnership,  ILE Sedona Incorporated,  VCA Tucson
           Incorporated,   VCA   South   Bend   Incorporated,
           Premiere  Development  Incorporated and Litchfield
           Financial  Corporation  dated as of September  17,
           1998

10.43      Agreement for Sale and Transfer of Promissory Note      Incorporated  by  reference to
           between  ILX  Resorts   Incorporated  and  Martori      9/30/98 10-Q
           Enterprises Incorporated dated as of September 29,
           1998

EXHIBIT                                                                   PAGE NUMBERS OR
NUMBERS                     DESCRIPTION                                   METHOD OF FILING
-------                     -----------                                   ----------------
10.44      Contract  of Sale of  Timeshare  Receivables  with        Incorporated  by  reference to
           Recourse between Resort Funding, Inc. and Premiere        1998 10-K
           Development  Incorporated  dated as of  March  19,
           1999

10.45      Guaranty    Agreement    between    ILX    Resorts        Incorporated  by  reference to
           Incorporated and Resort Funding,  Inc. dated as of        1998 10-K
           March 19, 1999

10.46      Rider to Contract between Resort Funding, Inc. and        Incorporated  by  reference to
           Premiere Development  Incorporated dated March 24,        1998 10-K
           1999  to  supplement   the  Contract  of  Sale  of
           Timeshare  Receivables  with Recourse  dated as of
           March 19, 1999

10.47      List of Subsidiaries of ILX Resorts Incorporated          Incorporated  by  reference to
                                                                     1998 10-K

 27.1      Financial Data Schedule - Year Ended December 31, 1998    Incorporated  by  reference to
                                                                     1998 10-K