Form 10-Q
period 1999-06-30
ILX RESORTS INC
filed 1999-08-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 1999             Commission File Number 001-13855
                      -------------                                    ---------

                            ILX RESORTS INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                     86-0564171
-------------------------------             ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                Class                               Outstanding at June 30, 1999
-------------------------------                     ----------------------------
Common Stock, without par value                            4,424,863 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      December 31,    June 30,
                                                         1998          1999
                                                      -----------   -----------
                                                                    (Unaudited)
                                     ASSETS
Cash and cash equivalents                             $ 3,196,710   $ 1,560,328
Notes receivable, net                                  19,559,396    21,889,751
Resort property held for Vacation
  Ownership Interest sales                             20,834,225    20,928,018
Resort property under development                         485,933       625,622
Land held for sale                                      1,593,885     1,602,492
Deferred assets                                           262,877       289,249
Property and equipment, net                             4,006,991     4,633,383
Deferred income taxes                                     268,771            --
Other assets                                            1,788,470     2,743,942
                                                      -----------   -----------

     TOTAL ASSETS                                     $51,997,258   $54,272,785
                                                      ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                    $ 1,186,088   $   764,866
  Accrued and other liabilities                         2,048,599     2,496,685
  Deferred income tax liability                                --        15,213
  Notes payable                                        22,107,444    24,118,899
  Notes payable to affiliates                             894,078       894,078
                                                      -----------   -----------

     Total liabilities                                 26,236,209    28,289,741
                                                      -----------   -----------

MINORITY INTERESTS                                         (3,271)        8,973
                                                      -----------   -----------

SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000
    shares authorized; 380,468 and 305,978 shares
    issued and outstanding; liquidation preference
    of $3,804,680 and $3,059,780, respectively          1,384,891     1,179,299
  Common stock, no par value; 30,000,000 shares
    authorized; 4,332,533 and 4,424,863 shares issued  19,818,183    20,097,623
Treasury stock, at cost, 339,640 and 446,140 shares    (1,273,843)   (1,487,618)
Additional paid in capital                                279,450       279,450
Retained earnings                                       5,555,639     5,905,317
                                                      -----------   -----------

Total shareholders' equity                             25,764,320    25,974,071
                                                      -----------   -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $51,997,258   $54,272,785
                                                      ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three months ended June 30,     Six months ended June 30,
                                            ---------------------------     --------------------------
                                               1998           1999              1998           1999
                                            ----------     -----------      -----------    -----------
TIMESHARE REVENUES:
 Sales of Vacation Ownership Interests      $5,686,991     $ 6,168,570      $11,247,814    $11,320,079
 Resort operating revenue                    3,068,945       3,357,742        5,587,278      6,220,745
 Interest income                               485,666         884,577          933,673      1,648,710
                                            ----------     -----------      -----------    -----------
     Total timeshare revenues                9,241,602      10,410,889       17,768,765     19,189,534
                                            ----------     -----------      -----------    -----------
COST OF SALES AND OPERATING EXPENSES:
 Cost of Vacation Ownership Interests sold     816,875         921,111        1,608,317      1,614,585
 Cost of resort operations                   2,933,587       3,045,256        5,548,727      5,858,297
 Sales and marketing                         3,488,551       3,730,893        6,819,821      7,139,859
 General and administrative                    617,308       1,101,582        1,277,680      2,032,142
 Provision for doubtful accounts               167,913         176,453          330,182        327,299
 Depreciation and amortization                  97,892         112,874          184,510        225,576
                                            ----------     -----------      -----------    -----------
     Total cost of sales and operating
       expenses                              8,122,126       9,088,169       15,769,237     17,197,758
                                            ----------     -----------      -----------    -----------

Timeshare operating income                   1,119,476       1,322,720        1,999,528      1,991,776

Income from land and other, net                  3,252          37,505           17,540         56,397
                                            ----------     -----------      -----------    -----------

Total operating income                       1,122,728       1,360,225        2,017,068      2,048,173

Interest expense                               401,618         698,094          907,133      1,370,375
                                            ----------     -----------      -----------    -----------
Income before income taxes and
  minority interests                           721,110         662,131        1,109,935        677,798

Income tax expense                             289,000         264,000          445,000        268,000
                                            ----------     -----------      -----------    -----------

Income before minority interests               432,110         398,131          664,935        409,798

Minority interests                                  --           5,454               --         12,244
                                            ----------     -----------      -----------    -----------

NET INCOME                                  $  432,110     $   392,677      $   664,935    $   397,554
                                            ==========     ===========      ===========    ===========
NET INCOME PER SHARE
     Basic                                  $     0.10     $      0.10      $      0.19    $      0.09
                                            ==========     ===========      ===========    ===========
     Diluted                                $     0.10     $      0.09      $      0.19    $      0.09
                                            ==========     ===========      ===========    ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six months ended June 30,
                                                     --------------------------
                                                        1998           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   664,935    $   397,554
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Undistributed minority interest                            --         12,244
   Deferred income taxes                                 442,000        283,984
   Provision for doubtful accounts                       330,182        327,299
   Depreciation and amortization                         184,510        225,576
   Amortization of guarantee fees                         35,675          4,200
 Change in assets and liabilities:
   Increase in resort property held for Vacation
    Ownership Interest sales                          (2,999,715)       (93,793)
   Increase in resort property under development              --       (139,689)
   Increase in land held for sale                        (35,511)        (8,607)
   Increase in other assets                             (235,207)      (956,472)
   Decrease in accounts payable                       (1,237,263)      (421,222)
   (Decrease) increase in accrued and other
     liabilities                                        (608,073)       521,934
                                                     -----------    -----------
Net cash (used in) provided by operating activities   (3,458,467)       153,008
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable, net                                (2,295,180)    (2,657,654)
 Increase in deferred assets                                (893)       (30,572)
 Purchases of plant and equipment, net                  (733,425)      (850,968)
                                                     -----------    -----------
Net cash used in investing activities                 (3,029,498)    (3,539,194)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                           7,040,435     10,963,477
 Principal payments on notes payable                  (9,860,556)    (8,952,022)
 Principal payments on notes payable to affiliates      (157,627)            --
 Net proceeds from issuance of common stock            9,537,150             --
 Preferred stock dividend payments                       (47,996)       (47,876)
 Acquisition of treasury stock                           (75,701)      (213,775)
                                                     -----------    -----------
Net cash provided by financing activities              6,435,705      1,749,804
                                                     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                    (52,260)    (1,636,382)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       3,226,038      3,196,710
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,173,778    $ 1,560,328
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

         Cash equivalents are liquid investments with an original maturity of six months or less. The following summarizes interest paid, income taxes paid and capitalized interest.

                    Three Months Ended June 30,    Six Months Ended June 30,
                    ---------------------------    -------------------------
                        1998           1999           1998            1999
                        ----           ----           ----            ----
Interest paid         $602,000       $703,000      $1,141,000      $1,332,000
Income taxes paid     $     --       $     --      $    3,000      $       --
Capitalized interest  $178,000       $     --      $  323,000      $       --

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Accounting Matters

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 was adopted by the Company in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the six months ended June 30, 1998 or June 30, 1999.

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

NOTE 2. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                             Three Months Ended June 30,     Six Months Ended June 30,
                                             ---------------------------     -------------------------
                                                1998            1999            1998            1999
                                             ----------      ----------      ----------      ----------
Net income                                   $  432,110      $  392,677      $  664,935      $  397,554
Less: Series A preferred stock dividends        (12,000)        (11,969)        (24,000)        (23,938)
Series C convertible preferred
 stock cumulation share dividends                (8,568)             --         (16,892)             --
                                             ----------      ----------      ----------      ----------
Net income available to common
 stockholders - basic                        $  411,542      $  380,708      $  624,043      $  373,616
                                             ==========      ==========      ==========      ==========
Weighted average shares of common
 stock outstanding - basic                    4,047,463       3,991,089       3,331,751       4,009,652
                                             ==========      ==========      ==========      ==========
Basic net income per share                   $     0.10      $     0.10      $     0.19      $     0.09
                                             ==========      ==========      ==========      ==========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          DILUTED NET INCOME PER SHARE

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                           ---------------------------    ---------------------------
                                              1998             1999           1998            1999
                                           -----------     -----------    -----------     -----------
Net income                                 $   432,110     $   392,677    $   664,935     $   397,554
Less: Series A preferred stock dividends       (12,000)        (11,969)       (24,000)        (23,938)
                                           -----------     -----------    -----------     -----------
Net income available to common
 stockholders - diluted                    $   420,110     $   380,708    $   640,935     $   373,616
                                           ===========     ===========    ===========     ===========
Weighted average shares of common
 stock outstanding                           4,047,463       3,991,089      3,331,751       4,009,652
Add: Convertible preferred stock
 (Series B and C) dilutive effect              110,541         110,268        110,541         110,404
                                           -----------     -----------    -----------     -----------
Weighted average shares of common stock
      outstanding - dilutive                 4,158,004       4,101,357      3,442,292       4,120,056
                                           ===========     ===========    ===========     ===========
Diluted net income per share               $      0.10     $      0.09    $      0.19     $      0.09
                                           ===========     ===========    ===========     ===========

         Stock options and warrants to purchase 163,200 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at June 30, 1999 but were not included in the computation of diluted net income per share because the options' and warrants' exercise prices were greater than the average market price of common shares. These options expire at various dates between 1999 and 2004.

         Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

NOTE 3. SHAREHOLDERS' EQUITY

         During the six months ended June 30, 1999, the Company issued 67,500 shares of restricted common stock, valued at $73,848, to employees in exchange for services provided.

         During the six months ended June 30, 1999, the Company purchased 106,500 shares of its common stock for $213,775.

         For the six months ended June 30, 1999, the Company recorded the exchange of 74,540 shares of Series C Convertible shares for 24,847 common shares.

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

         On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust ("ESOP"). The intent of the ESOP is to provide a retirement program for employees which aligns their interests with those of the Company. During the second quarter of 1999 the Company declared a $200,000 contribution to the ESOP and funded that contribution in cash. The ESOP used the contribution to purchase 93,400 shares of the Company's common stock in the open market in April and May 1999. In July 1999, the Company declared and contributed an additional $50,000 to the ESOP and the ESOP purchased 20,500 shares of ILX common stock in the open market.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                              Three Months Ended June 30,   Six Months Ended June 30,
                                              ---------------------------   -------------------------
                                                  1998           1999          1998          1999
                                                 -------       -------        -------      -------
As a percentage of total timeshare revenues:
 Sales of Vacation Ownership Interests              61.5%         59.3%          63.3%        59.0%
 Resort operating revenue                           33.2%         32.3%          31.4%        32.4%
 Interest income                                     5.3%          8.4%           5.3%         8.6%
                                                 -------       -------        -------      -------
 Total timeshare revenues                          100.0%        100.0%         100.0%       100.0%
                                                 =======       =======        =======      =======
As a percentage of sales of Vacation
Ownership Interests:
 Cost of Vacation Ownership Interests sold          14.4%         14.9%          14.3%        14.3%
 Sales and marketing                                61.3%         60.5%          60.6%        63.1%
 Provision for doubtful accounts                     3.0%          2.9%           2.9%         2.9%

 Contribution margin percentage from sale of
  Vacation Ownership Interests (1)                  21.3%         21.7%          22.1%        19.7%

As a percentage of resort operating revenue:
 Cost of resort operations                          95.6%         90.7%          99.3%        94.2%

As a percentage of total timeshare revenues:
 General and administrative                          6.7%         10.6%           7.2%        10.6%
 Depreciation and amortization                       1.1%          1.1%           1.0%         1.2%
 Timeshare operating income                         12.1%         12.7%          11.3%        10.4%

Selected operating data:
 Vacation Ownership Interests sold (2) (3)           386           413            762          745
 Average sales price per Vacation Ownership
 Interest sold (excluding revenues from
  Upgrades) (2)                                  $12,963       $13,513        $12,919      $13,536
 Average sales price per Vacation Ownership
  Interest sold (including revenues from
  Upgrades) (2)                                  $14,752       $14,647        $14,771      $15,035

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Vacation Ownership Interests consist of 180 annual and 411 biennial for the three months ended June 30, 1998 and 192 annual and 441 biennial for the three months ended June 30, 1999, and 360 annual and 803 biennial for the six months ended June 30, 1998 and 353 annual and 783 biennial for the six months ended June 30, 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

         Sales of Vacation Ownership Interests increased 8.5% or $481,579 to $6,168,570 for the three months ended June 30, 1999, from $5,686,991 for the same period in 1998 and increased 0.6% or $72,265 to $11,320,079 for the six months ended June 30, 1999 from $11,247,814 for the same period in 1998. The increase in the second quarter largely reflects the improved closing rate (sales as a percentage of tours) at the Sedona sales office. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 4.2% or $550 to $13,513 for the three months ended June 30, 1999, from $12,963 for the same period in 1998 and increased 4.8% or $617 to $13,536 for the six months ended June 30, 1999 from $12,919 for the same period in 1998 reflecting higher per unit sales prices for sales of ILX Premiere Vacation Club Vacation Ownership Interests than for single resort Vacation Ownership Interests. ILX Premiere Vacation Club was first introduced in June 1998.

         The number of Vacation Ownership Interests sold increased 7.0% from 386 in the three months ended June 30, 1998 to 413 for the same period in 1999 due to the improved closing rate at the Sedona sales office, and decreased 2.2% from 762 in the six months ended June 30, 1998 to 745 for the same period in 1999 largely due to lower tour flow to the South Bend sales office. Sales of Vacation Ownership Interests in the three and six months ended June 30, 1999 included 441 and 783 biennial Vacation Ownership Interests (counted as 220.5 and 391.5 annual Vacation Ownership Interests) compared to 411 and 803 biennial Vacation Ownership Interests (counted as 205.5 and 401.5 annual Vacation Ownership Interests) in the same periods in 1998, respectively.

         Upgrade revenue, included in Vacation Ownership Interest sales, decreased 32.2% to $467,863 for the three months ended June 30, 1999 from $689,812 for the same period in 1998 and decreased 20.8% to $1,116,305 for the six months ended June 30, 1999 from $1,409,825 for the same period in 1998, because second quarter 1998 sales included the initial introduction of ILX Premiere Vacation Club. The Company made special offers to introduce the program to its existing owners, which generated significant upgrade activity in the second quarter of 1998. The second quarter average sales price per Vacation Ownership Interest sold (including Upgrades) was comparable between periods and increased to $15,035 for the six months ended June 30, 1999 from $14,771 for the same period in 1998 because of the inclusion in the 1999 sales mix of sales to new customers of the higher priced ILX Premiere Vacation Club Vacation Ownership Interests, net of reduced Upgrade Sales.

         Resort operating revenues increased 9.4% and 11.3% or $288,797 and $633,467 to $3,357,742 and $6,220,745 for the three and six month periods ending June 30, 1999, respectively, reflecting the opening of Varsity Clubs of America
- Tucson Chapter in the third quarter of 1998. Cost of resort operations as a percentage of resort operating revenue improved to 90.7% from 95.6% and to 94.2% from 99.3% for the first quarter and first six months of 1999, respectively, due to increased operating efficiency at Los Abrigados Resort & Spa and because 1998 expenses included the initial operating costs of Varsity Clubs of America - Tucson Chapter, which did not open to revenue paying guests until July 1998.

         Interest income increased 82.1% to $884,577 for the three months ended June 30, 1999 from $485,666 for the same period in 1998 and increased 76.6% to $1,648,710 for the six months ended June 30, 1999 from $933,673 for the same period in 1998 as a result of the increase in customer notes retained by the Company consistent with its strategy to retain and borrow against, rather than sell, the majority of its customer notes.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 14.4% for the three months ended June 30, 1998 to 14.9% for the same period in 1999 and were comparable at 14.3% for the six months ended June 30, 1998 and 1999. The second quarter 1999 increase reflects the greater upgrade revenue in 1998, for which there is no associated product cost, and variances in product mix between periods.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

         Sales and marketing as a percentage of sales of Vacation Ownership Interests were comparable at 61% for the three-month periods ended June 30, 1999 and 1998, and increased to 63% for the six-month period ended June 30, 1999 from 61% for the same period in 1998, reflecting greater costs of tour generation to the South Bend sales office in 1999, lower closing rates in the Sedona sales office in the first quarter of 1999, and greater upgrade sales in the second quarter of 1998. Marketing and sales costs are generally a smaller percentage of revenue on upgrade sales than on sales to new customers.

         The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales is comparable between years.

         General and administrative expenses increased to 10.6% of total timeshare revenues in both the three and six month periods ended June 30, 1999 compared to 6.7% and 7.2% for the same periods in 1998, to $1,101,582 for the three months ended June 30, 1999 from $617,308 for the same period in 1998 and to $2,032,142 for the six months ended June 30, 1999 from $1,277,680 for the same period in 1998. The increases in 1999 reflect development and implementation of centralized reservations, owner services and reporting systems to support ILX Premiere Vacation Club and to provide operating efficiencies for expected future growth. In addition, first quarter 1998 general and administrative expenses were reduced by property tax reductions related to successful appeals of property tax assessments and 1999 general and administrative expenses include property taxes, insurance and other expenses related to Varsity Clubs of America - Tucson Chapter.

         The 73.8% increase in interest expense from $401,618 for the three months ended June 30, 1998 to $698,094 for the same period in 1999 and 51.1% increase in interest expense from $907,133 for the six months ended June 30, 1998 to $1,370,375 for the same period in 1999, reflect increased borrowings against customer notes receivable as the Company retains and borrows against more of such notes, net of decreases in interest rates and fluctuations in the balances of borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the six months ended June 30, 1998 and 1999, cash (used in)/provided by operations was $(3,458,467) and $153,008, respectively. The negative cash flow in 1998 was due primarily to an increase of $2,999,715 in resort property under development, which includes the development of Varsity Clubs of America - Tucson Chapter, which was financed in large part through a construction loan and lease financing. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

         Cash provided by financing activities of $1,749,804 for the first six months in 1999 was lower than the $6,435,705 of 1998 because 1999 reflects greater borrowings against retained customer notes receivable (as the Company follows its post follow-on offering strategy of retaining and borrowing against, rather than selling, a greater portion of its customer notes), and because 1998 reflects the proceeds, net of offering costs, of the follow-on offering of 1.6 million shares of common stock.

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

         In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes, which result in more than a 50% change in ownership of a corporation within a six-year period. Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes.

USES OF CASH

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities for the six months ended June 30, 1998 and 1999 was $3,029,498 and $3,539,194, respectively.

         The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. The Company intends to build twelve additional cabins at Kohl's Ranch commencing in 1999, for which a financing commitment equal to the construction cost is in place.

         Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

         On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust ("ESOP"). The intent of the ESOP is to provide a retirement program for employees which aligns their interests with those of the Company. During the second quarter of 1999 the Company declared a $200,000 contribution to the ESOP and funded that contribution in cash. The ESOP used the contribution to purchase 93,400 shares of the Company's common stock in the open market in April and May 1999. In July 1999, the Company declared and contributed an additional $50,000 to the ESOP and

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

the ESOP purchased 20,500 shares of ILX common stock in the open market. No additional contributions are expected for the 1999 Plan year. The Plan, however, may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

         The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its customer notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At June 30, 1999, approximately $37 million of the $40 million in commitment was available to the Company.

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) and prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At June 30, 1999, approximately $31.7 million is available under these commitments.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

Compliance issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

         The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $70,000 and estimates additional future costs of approximately $30,000, consisting primarily of software purchases and associated training and consulting services. In addition, certain employees of the Company have devoted their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

         The Company is in the process of developing a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 Compliant, and expects to have the plan complete by September 30, 1999. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include any or all of the following:

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

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's six most recent fiscal years or the six months ended June 30, 1999. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

         A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of Varsity Clubs of America - Tucson Chapter. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at June 30, 1999.

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

         In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in its preliminary stage. The defendant has not yet filed an answer to the complaint nor has discovery commenced.

         Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 26, 1999, the Company held its Annual Meeting of Shareholders. At this Annual Meeting the shareholders were asked to vote on the following proposal:

         To elect seven (7) directors to serve until the next annual meeting of shareholders of the Company, or until their successors are duly elected and qualified.

         The voting results were as follows:

         Nominees recommended in the Proxy Statement:

                                                   Votes Against
                                    Votes For       or Withheld      Non-votes
                                    ---------       -----------      ---------

         Steven R. Chanen            2,776,599         74,097         322,030
         Joseph A. Leonetti          2,576,147         74,097         322,030
         Joseph P. Martori           4,576,613         74,097         322,030
         Patrick J. McGroder III     2,776,613         74,097         322,030
         James W. Myers              2,776,613         74,097         322,030
         Nancy J. Stone              3,029,061         74,097         322,030
         Edward S. Zielinski         2,776,520         74,097         322,030

         Shareholder nominee proposed at the Annual Meeting:

         Joseph P. Martori, II                            4,000,000

         As a result of the vote, the following seven directors will serve until the next annual meeting or until his or her successor is elected and qualified:

          Steven R. Chanen            Joseph P. Martori    Joseph P. Martori, II
          Patrick J. McGroder III     James W. Myers       Nancy J. Stone
          Edward S. Zielinski

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



                            ILX RESORTS INCORPORATED
                                  (Registrant)



                              /s/ Joseph P. Martori
                            ------------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /s/ Nancy J. Stone
                            ------------------------
                                 Nancy J. Stone
                                    President



                              /s/ Stephen W. Morgan
                            ------------------------
                             Chief Financial Officer


Date:  As of August 10, 1999