Form 10-Q
period 1999-09-30
ILX RESORTS INC
filed 1999-11-12
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 1999        Commission File Number 001-13855
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

              Class                            Outstanding at September 30, 1999
-------------------------------                ---------------------------------
Common Stock, without par value                         4,001,073 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,    September 30,
                                                             1998             1999
                                                         ------------    -------------
                                                                           (Unaudited)
ASSETS
  Cash and cash equivalents                              $  3,196,710     $  2,217,723
  Notes receivable, net                                    19,559,396       22,670,956
  Resort property held for Vacation Ownership
  Interest sales                                           20,834,225       21,378,311
  Resort property under development                           485,933          625,622
  Land held for sale                                        1,593,885        1,602,492
  Deferred assets                                             262,877          263,428
  Property and equipment, net                               4,006,991        4,753,834
  Deferred income taxes                                       268,771               --
  Other assets                                              1,788,470        3,027,821
                                                         ------------     ------------
TOTAL ASSETS                                             $ 51,997,258     $ 56,540,187
                                                         ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                       $  1,186,088     $    769,298
  Accrued and other liabilities                             2,048,599        2,999,611
  Deferred income tax liability                                    --          165,213
  Notes payable                                            22,107,444       25,568,911
  Notes payable to affiliates                                 894,078        1,200,000
                                                         ------------     ------------
    Total liabilities                                      26,236,209       30,303,033
                                                         ------------     ------------
MINORITY INTERESTS                                             (3,271)          17,901
                                                         ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000 shares
    authorized; 380,468 and 305,978 shares issued and
    outstanding; liquidation preference of $3,804,680
    and $3,059,780                                          1,384,891        1,179,299


  Common stock, no par value; 30,000,000 shares
    authorized; 4,332,533 and 4,447,213 shares issued      19,818,183       20,118,701

  Treasury stock, at cost, 339,640 and 446,140 shares      (1,273,843)      (1,487,618)
  Additional paid in capital                                  279,450          279,450
  Unearned ESOP contribution                                       --         (400,000)
  Retained earnings                                         5,555,639        6,129,421
                                                         ------------     ------------
    Total shareholders' equity                             25,764,320       26,219,253
                                                         ------------     ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 51,997,258     $ 56,540,187
                                                         ============     ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three months ended              Nine months ended
                                                 September 30,                  September 30,
                                          ---------------------------    ----------------------------
                                             1998            1999            1998            1999
                                          -----------    ------------    ------------    ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership
    Interests                             $ 5,633,797    $  6,642,223    $ 16,881,611    $ 17,962,302
  Resort operating revenue                  3,342,697       3,475,879       8,929,975       9,696,624
  Interest income                             610,098         886,967       1,543,771       2,535,677
                                          -----------    ------------    ------------    ------------
    Total timeshare revenues                9,586,592      11,005,069      27,355,357      30,194,603
                                          -----------    ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership
    Interests sold                            739,509         923,577       2,347,826       2,538,162
  Cost of resort operations                 3,157,149       3,315,927       8,705,876       9,174,224
  Sales and marketing                       4,169,458       4,284,034      10,989,279      11,423,893
  General and administrative                  842,848       1,036,372       2,120,528       3,068,514
  Provision for doubtful accounts             168,586         250,129         498,768         577,428
  Depreciation and amortization                99,706         122,848         284,216         348,424
                                          -----------    ------------    ------------    ------------
    Total cost of sales and operating
      expenses                              9,177,256       9,932,887      24,946,493      27,130,645
                                          -----------    ------------    ------------    ------------

Timeshare operating income                    409,336       1,072,182       2,408,864       3,063,958
Income from land and other, net                 4,435           8,429          21,975          64,826
                                          -----------    ------------    ------------    ------------

Total operating income                        413,771       1,080,611       2,430,839       3,128,784
Interest expense                              515,111         697,407       1,422,244       2,067,782
                                          -----------    ------------    ------------    ------------
Income before income taxes and minority
  interests                                  (101,340)        383,204       1,008,595       1,061,002
Income tax (expense) benefit                   41,000        (150,000)       (404,000)       (418,000)
                                          -----------    ------------    ------------    ------------

Income before minority interests              (60,340)        233,204         604,595         643,002
                                          -----------    ------------    ------------    ------------

Minority interests                                 --           8,928              --          21,172
                                          -----------    ------------    ------------    ------------

Net income                                $   (60,340)   $    224,276    $    604,595    $    621,830
                                          ===========    ============    ============    ============
Net income per share
     Basic                                $     (0.02)   $       0.05    $       0.15    $       0.15
                                          ===========    ============    ============    ============

     Diluted                              $     (0.02)   $       0.05    $       0.15    $       0.14
                                          ===========    ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended
                                                            September 30,
                                                     ---------------------------
                                                         1998           1999
                                                     ------------   ------------
Cash flows from operating activities:
  Net income                                         $   604,595    $   621,830
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Undistributed minority interest                           --         21,172
    Deferred income taxes                                398,750        433,984
    Provision for doubtful accounts                      498,768        577,428
    Depreciation and amortization                        284,216        348,424
    Amortization of guarantee fees                        39,075          5,300
    Change in assets and liabilities:
      Increase in resort property held for Vacation
        Ownership Interest sales                      (3,419,011)      (544,086)
      Increase in resort property under development           --       (139,689)
      Increase in land held for sale                     (35,511)        (8,607)
      Increase in other assets                          (114,830)    (1,240,851)
      Decrease in accounts payable                    (1,090,112)      (416,790)
      (Decrease) increase in accrued and
        other liabilities                               (331,032)     1,045,938
                                                     -----------    -----------

Net cash (used in) provided by operating activities   (3,165,092)       704,053
                                                     -----------    -----------

Cash flows from investing activities:
  Notes receivable, net                               (3,547,438)    (3,688,988)
  Increase in deferred assets                            (14,114)        (5,851)
  Purchases of plant and equipment, net               (1,044,690)    (1,093,767)
                                                     -----------    -----------

Net cash used in investing activities                 (4,606,242)    (4,788,606)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                          9,716,404     15,165,666
  Principal payments on notes payable                (12,092,189)   (11,204,199)
  Principal payments on notes payable to
    affiliates                                          (387,143)      (194,078)
  Net proceeds from issuance of common stock           9,394,289             --
  Preferred stock dividend payments                      (47,996)       (48,048)
  Acquisition of treasury stock                         (387,869)      (213,775)
  Unearned ESOP contribution                                  --       (400,000)
                                                     -----------    -----------

Net cash provided by financing activities              6,195,496      3,105,566
                                                     -----------    -----------

Decrease in cash and cash equivalents                 (1,575,838)      (978,987)

Cash and cash equivalents at beginning of period       3,226,038      3,196,710
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,650,200    $ 2,217,723
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of nine months or less. The following summarizes interest paid, income taxes paid and capitalized interest.

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                            --------------------   -----------------------
                              1998       1999         1998         1999
                            --------   ---------   ----------   ----------
     Interest paid          $356,000   $ 651,000   $1,498,000   $1,983,000
     Income taxes paid      $  2,000   $      --   $    5,000   $       --
     Capitalized interest   $ 34,000   $      --   $  357,000   $       --

Accounting Matters

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 was adopted by the Company in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the nine months ended September 30, 1998 or September 30, 1999.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which was effective for fiscal years beginning after December 15, 1997 and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has a single segment in the timeshare resort industry. Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for the Company in 2001. The effective date was extended by the issuance of SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. The Company is currently evaluating what impact this standard will have on its financial statements.

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------    --------------------------
                                              1998           1999           1998           1999
                                           -----------    -----------    -----------    -----------
Net income                                 $   (60,340)   $   224,276    $   604,595    $   621,830
Less: Series A preferred stock dividends       (12,000)       (11,969)       (36,000)       (35,907)
Series C convertible preferred stock
  cumulation share dividends                    (4,938)            --        (21,775)            --
                                           -----------    -----------    -----------    -----------

Net income available to common
  stockholders - basic                     $   (77,278)   $   212,307    $   546,820    $   585,923
                                           ===========    ===========    ===========    ===========
Weighted average shares of common stock
    outstanding - basic                      4,165,440      3,991,846      3,612,701      4,003,651
                                           ===========    ===========    ===========    ===========

Basic net income per share                 $     (0.02)   $      0.05    $      0.15    $      0.15
                                           ===========    ===========    ===========    ===========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          DILUTED NET INCOME PER SHARE

                                         Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                     --------------------------    --------------------------
                                        1998           1999           1998           1999
                                     -----------    -----------    -----------    -----------
Net income                           $   (60,340)   $   224,276    $   604,595    $   621,830
Less: Series A preferred stock
  dividends                              (12,000)       (11,969)       (36,000)       (35,907)
                                     -----------    -----------    -----------    -----------
Net income available to common
  stockholders - diluted             $   (72,340)   $   212,307    $   568,595    $   585,923
                                     ===========    ===========    ===========    ===========

Weighted average shares of common
  stock outstanding                    4,165,440      3,991,846      3,612,701      4,003,651
Add: Convertible preferred stock
  (Series B and C) dilutive effect       110,541         85,711        110,541        102,083
                                     -----------    -----------    -----------    -----------
Weighted average shares of common
  stock outstanding - dilutive         4,275,981      4,077,557      3,723,242      4,105,734
                                     ===========    ===========    ===========    ===========

Diluted net income per share         $     (0.02)   $      0.05    $      0.15    $      0.14
                                     ===========    ===========    ===========    ===========

     Stock options and warrants to purchase 163,200 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at September 30, 1999 but were not included in the computation of diluted net income per share because the options' and warrants' exercise prices were greater than the average market price of common shares. These options expire at various dates between 1999 and 2004.

     Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

NOTE 3. SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 1999, the Company issued 89,850 shares of restricted common stock, valued at $94,926, to employees in exchange for services provided.

     During the nine months ended September 30, 1999, the Company purchased 106,500 shares of its common stock for $213,775.

     For the nine months ended September 30, 1999, the Company recorded the exchange of 74,490 shares of Series C Convertible shares for 24,830 common shares.

NOTE 4. EMPLOYEE STOCK OWNERSHIP PLAN

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees which aligns their interests with those of the Company. During the nine months ended September 30, 1999, the Company declared and funded in cash contributions of $250,000 to the ESOP and in addition paid interest and fees of $13,579 on its behalf as further described below.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is guaranteed by the Company. The Company paid $10,000 in loan fees and interest of $3,579 on behalf of the ESOP pursuant to this debt agreement and as of September 30, 1999, the ESOP had borrowed $400,000 against this line of credit.

     During the nine months ended September 30, 1999, the ESOP purchased 304,400 shares of the Company's common stock in the open market and, at September 30, 1999, held these 304,400 shares and $33,616 in cash. The debt is reflected on the books of the Company.

NOTE 5. RELATED PARTY TRANSACTIONS

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty vacation ownership interests for the price of $500,000. The vacation ownership interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six Varsity Clubs of America - South Bend Chapter Alumni House (3 bedroom) extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a Note payable to affiliates on the face of the balance sheet. The agreement also modified the terms of a previously existing Note payable to the affiliate and extended the maturity date for a period of four years.

NOTE 6. SUBSEQUENT EVENTS

     In October 1999, the Company agreed to provide up to $200,000 of working capital financing to Sedona Worldwide Incorporated ("SWI") through December 31, 2000. SWI is currently consolidated as part of the Company and is included in the Company's financial statements. This agreement was executed in anticipation of the Company making a distribution of all of the shares of SWI's common stock that the Company holds to the Company's shareholders on a pro rata basis, effectively spinning off SWI. All amounts borrowed by SWI will bear interest equal to the prime rate plus 3% per annum with interest payable monthly. The entire unpaid principal will be due on December 31, 2000.

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

OVERVIEW

     ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX Resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns five resorts in Arizona (including vacation ownership intervals at the Roundhouse Resort in Pinetop), one in Indiana and one in Colorado, and has an additional property in San Carlos, Mexico that it markets through its ILX Premiere Vacation Club.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                -------------------     ----------------------
                                                 1998        1999         1998         1999
                                                -------    --------     ---------    ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests            58.8%      60.4%        61.7%        59.5%
  Resort operating revenue                         34.8%      31.6%        32.7%        32.1%
  Interest income                                   6.4%       8.0%         5.6%         8.4%
                                                  -----      -----        -----        -----
  Total timeshare revenues                        100.0%     100.0%       100.0%       100.0%
                                                  =====      =====        =====        =====


As a percentage of sales of Vacation
  Ownership Interests:

  Cost of Vacation Ownership Interests sold        13.1%      13.9%        13.9%        14.1%
  Sales and marketing                              74.0%      64.5%        65.1%        63.6%
  Provision for doubtful accounts                   3.0%       3.8%         3.0%         3.2%
  Contribution margin percentage from sale of
      Vacation Ownership Interests (1)              9.9%      17.8%        18.0%        19.1%

As a percentage of resort operating revenue:
  Cost of resort operations                        94.4%      95.4%        97.5%        94.6%

As a percentage of total timeshare revenues:
  General and administrative                        8.8%       9.4%         7.8%        10.2%
  Depreciation and amortization                     1.0%       1.1%         1.0%         1.2%
  Timeshare operating income                        4.3%       9.7%         8.8%        10.1%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)         352        437        1,114        1,182
  Average sales price per Vacation Ownership
    Interest sold (excluding revenues from
    Upgrades) (2)                               $13,387    $13,960    $  13,018    $  13,693
  Average sales price per Vacation Ownership
    Interest sold (including revenues from
    Upgrades) (2)                               $16,005    $15,050    $  15,161    $  15,040

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Vacation Ownership Interests consist of 143 annual and 418 biennial for the three months ended September 30, 1998 and 184 annual and 506 biennial for the three months ended September 30, 1999, and 503 annual and 1,221 biennial for the nine months ended September 30, 1998 and 537 annual and 1,289 biennial for the nine months ended September 30, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Sales of Vacation Ownership Interests increased 17.9% or $1,008,426 to $6,642,223 for the three months ended September 30, 1999, from $5,633,797 for the same period in 1998 and increased 6.4% or $1,080,691 to $17,962,302 for the nine months ended September 30, 1999 from $16,881,611 for the same period in 1998. The increase in the third quarter largely reflects both an increase in the number of tours and an improved closing rate (sales as a percentage of tours) at the Sedona sales office. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 4.3% or $573 to $13,960 for the three months ended September 30, 1999, from $13,387 for the same period in 1998 and increased 5.2% or $675 to $13,693 for the nine months ended September 30, 1999 from $13,018 for the same period in 1998 reflecting higher per unit sales prices for sales of ILX Premiere Vacation Club Vacation Ownership Interests than for single resort Vacation Ownership Interests. ILX Premiere Vacation Club was first introduced in June 1998.

     The number of Vacation Ownership Interests sold increased 24.1% from 352 in the three months ended September 30, 1998 to 437 for the same period in 1999 and increased 6.1% from 1,114 in the nine months ended September 30, 1998 to 1,182 for the same period in 1999 due to the increase in the number of tours and the improved closing rate at the Sedona sales office. Sales of Vacation Ownership Interests in the three and nine months ended September 30, 1999 included 506 and 1,289 biennial Vacation Ownership Interests (counted as 253 and 644.5 annual Vacation Ownership Interests) compared to 418 and 1,221 biennial Vacation Ownership Interests (counted as 209 and 610.5 annual Vacation Ownership Interests) in the same periods in 1998, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, decreased 48.3% to $476,124 for the three months ended September 30, 1999 from $921,722 for the same period in 1998 and decreased 33.3% to $1,592,429 for the nine months ended September 30, 1999 from $2,385,830 for the same period in 1998, because 1998 sales reflected the introduction of ILX Premiere Vacation Club late in the second quarter of 1998. The Company made special offers to introduce the program to its existing owners, which generated significant upgrade activity in the 1998 third quarter and nine-month period sales. The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased 6.0% or $955 to $15,050 for the three months ended September 30, 1999 from $16,005 for the same period in 1998 and decreased 0.8% or $121 to $15,040 for the nine months ended September 30, 1999 from $15,161 for the same period in 1998. The decrease reflects the impact of decreasing Upgrade revenue as a part of overall Vacation Ownership Interest sales.

     Resort operating revenues increased 4.0% or $133,182 to $3,475,879 for the three months ended September 30, 1999, from $3,342,697 for the same period in 1998 and increased 8.6% or $766,649 to $9,696,624 for the nine months ended September 30, 1999 from $8,929,975 for the same period in 1998. The increase reflects the opening of Varsity Clubs of America - Tucson Chapter in the third quarter of 1998. Cost of resort operations as a percentage of resort operating revenue increased to 95.4% from 94.4% for the three months ended September 30, 1999 from the same period in 1998, reflecting start-up costs of the restaurant at the Roundhouse Resort. Cost of resort operations as a percentage of resort operating revenue decreased to 94.6% from 97.5% for the nine months ended September 30, 1999 from the same period in 1998 due primarily to 1998 expenses including initial operating costs of Varsity Clubs of America - Tucson Chapter, which did not open to revenue paying guests until July 1998.

     Interest income increased 45.4% to $886,967 for the three months ended September 30, 1999 from $610,098 for the same period in 1998 and increased 64.3% to $2,535,677 for the nine months ended September 30, 1999 from $1,543,771 for the same period in 1998 as a result of the increase in customer notes retained by the Company consistent with its strategy to retain and borrow against, rather than sell, the majority of its customer notes.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.1% for the three months ended September 30, 1998 to 13.9% for the same period in 1999 and increased from 13.9% for the nine months ended September 30, 1998 to 14.1% for the same period in

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

1999. The 1999 increase reflects the greater upgrade revenue in 1998, for which there is no associated product cost, and variances in product mix between periods.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 64.5% for the three-month period ended September 30, 1999 from 74.0% for the same period in 1998, and decreased to 63.6% for the nine-month period ended September 30, 1999 from 65.1% for the same period in 1998, reflecting the impact of sales and marketing changes made in the first quarter of 1999. These changes have resulted in a greater number of tours and increased closing rates at the Sedona sales office. In addition, marketing efforts to the South Bend sales office, which had not been cost effective, were substantially reduced in the third quarter.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 3.8% and 3.2% of sales of Vacation Ownership Interests in the three- and nine-month periods ended September 30, 1999 compared to 3.0% for the three- and nine-month periods ended September 30, 1998, reflecting the Company's decision to increase the provision on new sales effective in the third quarter of 1999.

     General and administrative expenses increased to 9.4% and 10.2% of total timeshare revenues in the three- and nine-month periods ended September 30, 1999 compared to 8.8% and 7.8% for the same periods in 1998, to $1,036,372 for the three months ended September 30, 1999 from $842,848 for the same period in 1998 and to $3,068,514 for the nine months ended September 30, 1999 from $2,120,528 for the same period in 1998. The increases in 1999 reflect recognition of ESOP contributions, increased professional fees, including fees to reissue the audit reports of previous years, and costs related to development and implementation of centralized reservations, owner services and reporting systems to support ILX Premiere Vacation Club and to provide for expected future growth. In addition, 1998 general and administrative expense was reduced by successful appeals of property tax assessments and the reduction of unused legal reserves.

     The 35.4% increase in interest expense from $515,111 for the three months ended September 30, 1998 to $697,407 for the same period in 1999 and 45.4% increase in interest expense from $1,422,244 for the nine months ended September 30, 1998 to $2,067,782 for the same period in 1999, reflect increased borrowings against customer notes receivable as the Company retains and borrows against more of such notes, net of decreases in interest rates and fluctuations in the balances of borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the nine months ended September 30, 1998 and 1999, cash (used in)/provided by operations was $(3,165,092) and $704,053, respectively. The negative cash flow in 1998 was due primarily to an increase in resort property held for Vacation Ownership Interest sales, which includes the construction of Varsity Clubs of America - Tucson Chapter, which was financed in large part through a construction loan and lease financing. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

     Cash provided by financing activities of $3,105,566 for the first nine months in 1999 was lower than the $6,195,496 of 1998 because 1999 reflects greater borrowings against retained customer notes receivable (as the Company follows its post follow-on offering strategy of retaining and borrowing against, rather than selling, a greater portion of its customer notes), and because 1998 reflects the proceeds, net of offering costs, of the follow-on offering of 1.6 million shares of common stock.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

     In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes, which result in more than a 50% change in ownership of a corporation within a nine-year period. Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes.

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities for the nine months ended September 30, 1998 and 1999 was $4,606,242 and $4,788,606,
respectively.

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. The Company intends to build twelve additional cabins at Kohl's Ranch commencing in 2000, for which a financing commitment equal to the construction cost is in place.

     Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees which aligns their interests with those of the Company. During the nine months ended September 30, 1999, the Company declared and funded in cash contributions of $250,000 to the ESOP and in addition paid interest and fees of $13,579 on its behalf as further described below.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is guaranteed by the Company. The Company paid $10,000 in loan fees and interest of $3,579 on behalf of the ESOP pursuant to this debt agreement and as of September 30, 1999, the ESOP had borrowed $400,000 against this line of credit.

     During the nine months ended September 30, 1999, the ESOP purchased 304,400 shares of the Company's common stock in the open market and, at September 30, 1999, held these 304,400 shares and $33,616 in cash. The debt is reflected on the books of the Company.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its customer notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At September 30, 1999, approximately $35.1 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) and prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At September 30, 1999, approximately $29.6 million is available under these commitments.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty vacation ownership interests for the price of $500,000. The vacation ownership interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six Varsity Clubs of America - South Bend Chapter Alumni House (3 bedroom) extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a Note payable to affiliates on the face of the balance sheet. The agreement also modified the terms of a previously existing Note payable to the affiliate and extended the maturity date for a period of four years.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. Since the Company commenced its assessment of its Year 2000 Compliance during early 1998, it has expended approximately $75,000 and estimates additional future costs of approximately $15,000, consisting primarily of software purchases and associated training and consulting services. In addition, certain employees of the Company have devoted their time to assessing and implementing the Company's Year 2000 Compliance, the costs of which have not been separately allocated by the Company. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

     The Company has developed a contingency plan in the event that any of its systems or the systems of any third party with which it has a material relationship are not Year 2000 Compliant. In the event that the Company is vulnerable to any such Year 2000 Compliance issue, the worst case scenario could include any or all of the following:

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's nine most recent fiscal years or the nine months ended September 30, 1999. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of Varsity Clubs of America - Tucson Chapter. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at September 30, 1999.

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. Approximately $46,000 of the $110,000 had been paid to Bowne on account and the remaining amount is fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgement on the issue of whether the parties had entered into a binding settlement agreement.

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

     As a result of the vote, the following seven directors will serve until the next annual meeting or until his or her successor is elected and qualified:

     Steven R. Chanen             Joseph P. Martori        Joseph P. Martori, II
     Patrick J. McGroder III      James W. Myers           Nancy J. Stone
     Edward S. Zielinski

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i) Exhibits

         Exhibit No.         Description
         -----------         -----------
            10-1             Credit   Agreement   between   Patrick  J.
                             McGroder,  III, Nancy J. Stone,  and James
                             W.  Myers,  Trustees  for the ILX  Resorts
                             Incorporated Employee Stock Ownership Plan
                             and   Trust   and   Litchfield   Financial
                             Corporation dated as of August 12, 1999

            10-2 AGREEMENT TO MODIFY Amended and Restated Promissory Note ($909,078) by ILX Resorts Incorporated to Edward J. Martori dated January 1, 1996 and the sale by Martori
                             Enterprises  Incorporated  to ILX  Resorts
                             Incorporated and/or its nominee of certain
                             vacation   ownership   interests   in  ILX
                             Premiere  Vacation Club and VCA South Bend
                             Incorporated

             27              Financial Data Schedule (filed herewith)

     (ii) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ILX RESORTS INCORPORATED
                                                      (Registrant)


                                               /s/ Joseph P. Martori
                                               ---------------------------------
                                                   Joseph P. Martori
                                                   Chief Executive Officer


                                               /s/ Nancy J. Stone
                                               ---------------------------------
                                                   Nancy J. Stone
                                                   President


                                                /s/ Stephen W. Morgan
                                               ---------------------------------
                                                    Stephen W. Morgan
                                                    Chief Financial Officer

Date:  As of November 10, 1999