Form 10-K405
period 1999-12-31
ILX RESORTS INC
filed 2000-03-30
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

    For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the transition period from _______________ to _______________

                        Commission File Number 001-13855

                            ILX RESORTS INCORPORATED

            ARIZONA                                              86-0564171
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             2111 East Highland Avenue, Suite 210, Phoenix, AZ 85016

        Registrant's telephone number, including area code (602) 957-2777

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each Exchange
        Title of Class                                 on which registered
-------------------------------                    -----------------------------
Common Stock, without par value                    American Stock Exchange, Inc.

        Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            Class                               Outstanding at February 29, 2000
-------------------------------                 --------------------------------
Common Stock, without par value                         3,853,873 shares

At February 29, 2000, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing price at such date, was approximately $4.8 million.

Portions of Registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                            ILX RESORTS INCORPORATED

                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I .....................................................................   3
  Items 1 and 2. Business and Properties ...................................   3
  Item 3. Legal Proceedings ................................................  15
  Item 4. Submission of Matters to a Vote of Security Holders ..............  15

PART II ....................................................................  15
   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  15
   Item 6. Selected Financial Data .........................................  16
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  16
   Item 8. Financial Statements and Supplementary Data .....................  21
   Item 9. Changes in and Disagreements With Accountants On Accounting
           and Financial Disclosure ........................................  21

PART III ...................................................................  22
   Item 10. Directors and Executive Officers of the Registrant .............  22
   Item 11. Executive Compensation .........................................  22
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management......................................................  22
   Item 13. Certain Relationships and Related Transactions .................  22

PART IV ....................................................................  22
   Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K ....................................................  22

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

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of five resorts in Arizona, one in Indiana, and one in Colorado, (collectively, the "ILX Resorts"). At December 31, 1999, the ILX Resorts represented an aggregate of 392 units and 21,944 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Sea of Cortez Beach Club Vacation Ownership Interests currently under construction in San Carlos, Mexico and 103 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, which have been annexed to ILX Premiere Vacation Club. The Company also markets additional interests, which consisted, at December 31, 1999, of an aggregate of approximately 91 Vacation Ownership Interests in destination resorts owned by others and located in Florida, Mexico and elsewhere (collectively, the "Additional Interests").

     The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 1999, the Company increased the number of ILX Resorts from two to seven, and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 22,035 weeks (including 1,500 under construction in San Carlos and the Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $40.4 million in 1999. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX Resorts and the marketing and sale of Vacation Ownership Interests in these resorts.

     The Company believes it was able to purchase the ILX Resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (175 units), the Kohl's Ranch Lodge in Payson, Arizona (52 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona, and the 1,500 Vacation Ownership Interests currently under construction in San Carlos, Mexico.

     Utilizing management's development expertise, the Company developed and implemented the Varsity Clubs concept. This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities. The first Varsity Clubs, VCA-South Bend, consisting of 62 units, was completed in August 1995 and is located approximately three miles from the University of Notre Dame in South Bend, Indiana. The second Varsity Clubs, VCA-Tucson, consisting of 60 units, was completed in July 1998 and is located approximately three miles from the University of Arizona in Tucson, Arizona. The scope of the Company's activities since 1991 have enabled the Company's management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company's operating and growth strategies, including property identification and acquisition, property development and rehabilitation, and Vacation Ownership Interest sales and marketing.

     The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty and located within convenient and inexpensive travelling distance from major population centers (currently Phoenix, Tucson and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs. As of December 31, 1999, the Company operated six resorts consisting of 392 units and held 7,470 unsold Vacation Ownership Interests in those resorts. The Roundhouse Resort and the San Carlos Plaza Resort are operated by third parties not affiliated with the Company. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX Resorts and, commencing in the first quarter of 2000, an offsite sales office in Phoenix, Arizona.

     Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX Resorts. Commencing in June 1998, the Company began marketing some of its inventory of CARs through membership interests in its proprietary branded ILX Premiere Vacation Club. ILX Premiere Vacation Club offers purchasers a deeded one-week membership interest which may be used at any time between certain specified dates at any one of the ILX Resorts included in ILX Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts. Vacation Ownership Interests in individual ILX Resorts and in ILX Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as Resort Condominiums International ("RCI") and Interval International ("II"). The majority of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in ILX Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company designed ILX Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities and food and beverage discounts at its participating ILX Resorts).

     In addition to marketing through ILX Premiere Vacation Club, the Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept. The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States. The Company completed construction and commenced operations of its prototype Varsity Clubs property, VCA-South Bend, located near the University of Notre Dame, in 1995 and its second Varsity Clubs, VCA-Tucson, located near the University of Arizona in Tucson, Arizona, in July 1998. The Company intends to develop its Varsity Clubs properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company. In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban "city club" experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network. The Company believes that Varsity Clubs offer features common to a "city club", including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room. In addition, the Varsity Clubs concept enables the Company to enlarge the Company's target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company's target base of potential purchasers. Varsity Clubs offer a flexible ownership structure which permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for "city club" use. The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events. The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.

     During 1999, the Company sold 2,387 annual and biennial Vacation Ownership Interests at the ILX Resorts, compared to 2,303 and 2,512 during 1998 and 1997, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $12,886 for an annual interest and $6,965 for a biennial interest, resulting in a weighted average price of $13,453 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 1999 and $12,123 for an annual interest and $6,867 for a biennial interest, resulting in a weighted average price of $13,013 during the year ended December 31, 1998. Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX Resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX Resort; or for ILX Premiere Vacation Club; for which the customer pays an additional fee. At December 31, 1999, the Company had an existing inventory of 9,061 unsold Vacation Ownership Interests (including the Additional Interests and the 1,500 Sea of Cortez Beach Club Vacation Ownership Interests) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to 5,094 additional Vacation Ownership Interests through 2001 and thereafter at the existing ILX Resorts.

THE RESORTS

     The table below sets forth certain information, as of December 31, 1999, with respect to the ILX Resorts. The information set forth below does not include the Company's planned expansion of the ILX Resorts or development of additional Varsity Clubs and CARs. As described in Note 9 of the Notes to Consolidated Financial Statements, all of the Company's resorts except the Golden Eagle Resort at the Crag's Lodge are encumbered by one or more deeds of trust.

                                            Size of
                                            Units(3)                          Resort Amenities
                                         -------------  -------------------------------------------------------
                                                        Restaurant/  Whirlpool/  Swimming  Fitness   Local
Resorts(l)(2)              Location       S   1BR  2BR    Lounge        Spa        Pool    Center  Amenities(4)
-------------              --------      ---  ---  ---  -----------  ----------  --------  ------  ------------
CONVENIENT ACCESS RESORTS
Los Abrigados Resort      Sedona, AZ          158   17      4/1          Y          Y-2       Y       B,BB,BL,
   & Spa                                                                                              D,F,FW,G,
                                                                                                      H,MT,Sh,
                                                                                                      T,TH,V
The Inn at Los Abrigados  Sedona, AZ       9         1      4/1          Y          Y-2       Y       B,BB,BL,
                                                                                                      D,F,FW,G,
                                                                                                      H,MT,Sh,
                                                                                                      T,TH,V
Kohl's Ranch Lodge        Payson, AZ      42    4    6      1/2          Y          Y         Y       B,BB,C,D,
                                                                                                      F,FW,G,H,
                                                                                                      Sh,TH,V
Golden Eagle Resort       Estes Park, CO   9   21    3      1/1          Y          Y         N       BL,D,F,FW,
   at the Crag's Lodge                                                                                G,H,MT,
                                         ---  ---  ---                                                Sh,TH
   TOTAL CARS                             60  183   27


VARSITY CLUBS OF AMERICA
VCA - South Bend          South Bend, IN   3   54    5      1/1          Y          Y         Y       B,BB,BL,
                                                                                                      D,G,M,
                                                                                                      MT,Sh,UC
VCA - Tucson              Tucson, AZ       4   44   12      1/1          Y          Y         Y       BL,D,G,M,
                                                                                                      MT,Sh,T,TH
                                         ---  ---  ---                                                UC
   TOTAL VARSITY CLUBS(5)                  7   98   17
                                         ---  ---  ---
Total                                     67  281   44
                                         ===  ===  ===

----------
(1) Information regarding the 1,500 Sea of Cortez Beach Club Vacation Ownership Interests in San Carlos, Mexico (of which approximately 27% are studio, 20% one-bedroom and 53% two-bedroom units) has not been included in the following chart because such Vacation Ownership Interests are currently under construction. Until construction is complete, ILX Premiere Vacation Club members may utilize the accommodations and amenities at the full-service resort adjacent to the property. Following construction, ILX Premiere Vacation Club members will continue to be able to utilize the adjacent resort amenities, as well as the amenities of the new construction, which include three full-service restaurants and a lounge, two swimming pools, a whirlpool spa and the fitness center. The following amenities are also available locally: (4) BO, D, F, G, H, Sh, T and W.

(2) Information regarding the Additional Interests has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.
(3) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(4) B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T
     - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.
(5) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

DESCRIPTION OF ILX RESORTS

     CONVENIENT ACCESS RESORTS

     LOS ABRIGADOS RESORT & SPA. Los Abrigados Resort & Spa ("Los Abrigados") is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of 175 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges. Los Abrigados offers one- and two-bedroom units, each with a separate living area, bedroom, mini-kitchen and balcony or patio. Twenty suites offer a fireplace and whirlpool spa as well. Nine units feature full kitchenettes. Los Abrigados is designed in southwestern decor and is surrounded by the dramatic red rocks of Oak Creek Canyon. This resort has an onsite sales office.

     Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, tennis courts, sports court, basketball court, bocce ball courts, simulated golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is both an RCI Gold Crown and II Five-Star resort.

     As of December 31, 1999, Los Abrigados contained 9,100 Vacation Ownership Interests, of which 780 remained available for sale (excluding 1,581 Vacation Ownership Interests owned by ILX Premiere Vacation Club). The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados including 20 units on the present site (representing 1,040 Vacation Ownership Interests). The Company is currently exploring this and other expansion possibilities in conjunction with opportunities of an adjacent site; however, no contracts, rights or commitments exist with respect to any of such opportunities.

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

     Kohl's Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children's playground, gazebos and sport court. Kohl's Ranch also includes a freestanding building that contains food and beverage facilities, a gift shop and space for additional retail and other operations. Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace. In addition, Kohl's Ranch offers a unique pet resort. Kohl's Ranch is an RCI resort.

     As of December 31, 1999, Kohl's Ranch contained 2,704 Vacation Ownership Interests, of which approximately 394 were available for sale (excluding 1,566 Vacation Ownership Interests owned by ILX Premiere Vacation Club). In addition, the Company has expansion capabilities at Kohl's Ranch for twelve additional two-bedroom creekside cabin units (624 one-week Vacation Ownership Interests), which are expected to be complete in the third quarter of 2000.

     ROUNDHOUSE RESORT. In December 1997, the Company acquired the development rights to the Roundhouse Resort, a fully sold out 59-unit timeshare resort located on 9.5 acres in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix, Arizona. The resort is an RCI resort and is proximate to golf courses, skiing, horseback riding and other outdoor activities. At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona's arid lowlands.

     During 1999, the Company entered into an agreement (which is expected to be final in the first quarter of 2000) with the Roundhouse Homeowners' Association ("RHA") to deed the property containing the existing 59 units and certain common area amenities to the RHA, for which the RHA will be solely responsible for the ownership, operation and financing. The Company will have sole ownership of the remaining property and accordingly, may develop such property without the constraints that would exist without this separation.

     The Company plans to construct up to 40 new units at the Roundhouse Resort at such time as it determines that annexing all or a portion of such additional inventory in ILX Premiere Vacation Club is beneficial. Construction may occur in phases of ten to twenty units each, with only minimal common area amenities necessary. The Company has not yet selected the exchange company with which it will affiliate new units.

     As of December 31, 1999, the Company, through ILX Premiere Vacation Club, holds 103 Vacation Ownership Interests in the Roundhouse Resort, which were acquired by the Company in 1998.

     GOLDEN EAGLE RESORT AT THE CRAG'S LODGE. The Golden Eagle Resort at the Crag's Lodge ("Golden Eagle") is a four-acre property located in the town of Estes Park, Colorado, within three miles of Rocky Mountain National Park and approximately 70 miles from Denver, Colorado. This resort consists of 33 units and is bounded generally by undeveloped forested mountainside land, which provides excellent mountain views from the resort.

     Golden Eagle is centered around the historic Crag's Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort's main lodge. Amenities offered at this resort include a restaurant, bar and library, as well as two other freestanding buildings containing six guest rooms and support facilities. Each unit at Golden Eagle features a fully equipped kitchenette, living and dining areas, television and video cassette player. Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions. Golden Eagle is an RCI resort.

     As of December 31, 1999, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 319 were available for sale (excluding 565 Vacation Ownership Interests owned by ILX Premiere Vacation Club). In addition, the Company owns one unit in a residential duplex adjacent to the property, which is not currently available for sales of Vacation Ownership Interests. The Company intends to construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

     VARSITY CLUBS OF AMERICA

     VCA-SOUTH BEND. The Company's first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA-South Bend offers 62 units, consisting of studio, one- and two-bedroom suites. This resort has a small onsite sales operation.

     Each one- and two-bedroom suite at VCA-South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa as well as color television with premium movie channels. Common areas at the resort include the Stadium Sports Lounge, which offers a variety of food and beverages and features a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children's playground, billiards room, library, gift shop, business center and special events facilities. The Company intends VCA-South Bend to serve as a prototype, subject to modifications and improvements, for the expansion of the Company's Varsity Clubs concept to other suitable locations, with additional modifications made as appropriate to suit local tastes and preferences. VCA-South Bend is an II Five-Star resort.

     As of December 31, 1999, this resort contained 3,224 one-week Vacation Ownership Interests, of which approximately 611 were available for sale (excluding 695 Vacation Ownership Interests owned by ILX Premiere Vacation
Club). Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests). Construction of such additional units is not anticipated prior to 2001.

     VCA-TUCSON. The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA-Tucson offers 60 units, consisting of studio, one- and two-bedroom suites. This resort has an onsite sales office.

     VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes. Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels. Amenities at this resort include a Sports Lounge designed similar to that at VCA-South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children's playground, bocce ball court, business center and special events facilities. VCA-Tucson is an II Five-Star resort.

     At December 31, 1999, this resort contained 3,120 one-week Vacation Ownership Interests, of which 1,047 were available for sale (excluding 1,725 Vacation Ownership Interests owned by ILX Premiere Vacation Club).

     THE SEA OF CORTEZ BEACH CLUB

     The Sea of Cortez Beach Club is an ocean front property currently under construction adjacent to the San Carlos Plaza Resort on the Sea of Cortez in San Carlos, Mexico. The Company, through ILX Premiere Vacation Club, has acquired 1,500 25-year right-to-use Vacation Ownership Interests in 30 studio, one- and two- bedroom units in The Sea of Cortez Beach Club upon completion of construction, which is expected to be in late 2000. The Company intends to market such Vacation Ownership Interests exclusively through ILX Premiere Vacation Club. Until construction is complete, ILX Premiere Vacation Club members wishing to visit San Carlos may utilize units in the San Carlos Plaza Resort as well as all the resort amenities. The resort amenities will continue to be available to owners of Vacation Ownership Interests in The Sea of Cortez Beach Club (including ILX Premiere Vacation Club owners as discussed more fully below) following completion of construction. Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, several lounges, gift shops and water sports equipment. Each unit in The Sea of Cortez Beach Club will have a separate living area, bedroom(s), full kitchen and balcony or patio. During 1999, the Company annexed the 1,500 San Carlos Vacation Ownership Interests into ILX Premiere Vacation Club. The Sea of Cortez Beach Club will be an RCI Resort and has been awarded Gold Crown status. Operation of an onsite sales office is planned following completion of construction of the units and will offer Vacation Ownership Interests in ILX Premiere Vacation Club.

     ILX PREMIERE VACATION CLUB

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary ILX Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in the ILX Premiere Vacation Club. During 1999, the Company annexed additional units and as of December 31, 1999, ILX Premiere Vacation Club included a total of 8,000 Vacation Ownership Interests. The 8,000 Vacation Ownership Interests annexed into the Club consist of 1,581 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in The Inn at Los Abrigados, 1,566 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Sea of Cortez Beach Club, 695 Vacation Ownership Interests in VCA-South Bend, 1,725 Vacation Ownership Interests in VCA-Tucson and 103 Vacation Ownership Interests in the Roundhouse Resort.

     At December 31, 1999, 5,655 of the 8,000 ILX Premiere Vacation Club Vacation Ownership Interests were available for sale. ILX Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company's sales offices.

     ADDITIONAL INTERESTS

     In addition to the ILX Resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 1999, the Company owned ten Vacation Ownership Interests at the Ventura Resort located in Boca Raton, Florida. Purchasers of Vacation Ownership Interests at Ventura Resort acquire deed and title to a particular unit, which entitles the purchaser to use of the unit and to use the resort's common area during a fixed designated time period. As of December 31, 1999, the Company also owned 31 Vacation Ownership Interests at the Costa Vida Vallarta Resort, located on a private beach, just south of Puerto Vallarta, Mexico. Vacation Ownership Interests in the Costa Vida Vallarta Resort consist solely of contractual use rights which expire in 2009. The Company also owns, in addition to the 103 Vacation Ownership Interests in the Roundhouse Resort that have been annexed into ILX Premiere Vacation Club as disclosed above, six deeded Vacation Ownership Interests in a resort in Palm Springs, California and one to two Vacation Ownership Interests in each of a number of additional resorts that it holds for resale.

     PHOENIX SALES OFFICE

     In January 2000, the Company opened an approximately 2,833 square foot offsite sales office in Phoenix, Arizona, in the same building in which its corporate offices are located. This office offers interests in ILX Premiere Vacation Club primarily to prospective customers who reside in the Phoenix metropolitan area.

OPERATING STRATEGIES

     The  Company's   operating   strategy  seeks  to  emphasize  the  following
characteristics, which management believes provide ILX with certain competitive advantages within the vacation ownership industry.

     FLEXIBLE VACATION OWNERSHIP INTEREST PURCHASE OPTIONS. The Company believes the flexibility associated with its inventory of Vacation Ownership Interests provides a uniquely appealing opportunity for ILX owners. Unlike many of the Company's competitors, substantially all of the Company's inventory of Vacation Ownership Interests at the ILX Resorts are intended to be used on dates specified from time to time by the ILX owner within a broad range of available dates and not fixed at the time of purchase. Purchasers of a Vacation Ownership Interest in the Company's proprietary branded ILX Premiere Vacation Club are entitled to use their Vacation Ownership Interest at any resort in the ILX Premiere Vacation Club or may split up their Vacation Ownership Interest according to the owner's needs and preferences and it may be used at any number of participating resorts, as well as thousands of other resorts through the domestic and international exchange programs in which ILX owners participate. In addition, Vacation Ownership Interests at Varsity Clubs may be purchased for highly desirable single-day uses, a collection of single days (such as designated days during an entire football or other sports season) or other packages suited to meet each ILX owner's preferences.

     CUSTOMER SATISFACTION. The Company believes that its inventory of highly desirable resorts with extensive amenities, combined with flexible purchase options have resulted in a high level of customer satisfaction. Each of the ILX Resorts is located in an area with unique tourist attractions and offers food, beverage and other amenities comparable to full-service commercial lodging facilities, at discounted prices to ILX owners. As a result, the Company believes ILX owners generally have a high level of satisfaction, resulting in additional purchases and increased goodwill. The Company intends to capitalize upon this by directing a portion of its marketing efforts towards increasing sales of Vacation Ownership Interests to ILX owners.

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

     CONVENIENT ACCESS RESORTS. The Company's CARs are typically located within a two-hour drive of an ILX owner's principal residence, which accommodates a demand for more frequent and convenient "short-stay" vacations without the costs of airfare. This proximity also facilitates marketing of the Company's ILX Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at any of the Company's properties included in the ILX Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network. In addition to the use of their Vacation Ownership Interest, ILX owners are also entitled to unlimited day-use of the offered amenities and discounted food, beverage and other services at their individual ILX Resort or, in the case of ILX Premiere Vacation Club members, at any ILX Resort included in ILX Premiere Vacation Club, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

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

     PREMIUM LOCATIONS. The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers. Substantially all of the ILX Resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas. The vast majority of the Company's inventory of Vacation Ownership Interests qualify as "red time," the highest demand classification for purposes of participation in exchange networks such as RCI and II. The Company intends to develop additional Varsity Clubs and ILX Premiere Vacation Club resorts in other western United States sites that offer natural settings or other attractions to entice tourists to visit such locations.

     INTEGRATED IN-HOUSE OPERATIONS. Substantially all of the Company's marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest ("Customer Notes"). In addition, the Company operates all of the ILX Resorts on a centralized basis, with operating and maintenance costs paid from ILX owners' dues as well as hotel rental revenues. The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations and result in lower overall costs than generally associated with outsourcing such operations. Such integration also facilitates the Company's ILX Premiere Vacation Club and the ILX Resorts' qualification in the RCI and II exchange networks, among others.

     DIRECTED MARKETING. The Company's marketing strategy with respect to its ILX Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX Resorts or a likelihood of frequent travel. As opposed to traditional marketing strategies which often emphasize telemarketing and direct mail activities focused on promotional inducements unrelated to travel, the Company's marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX Resorts or at non-affiliated hotels in popular destinations in the western United States and Mexico). By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact. In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies. The Company believes that a high-quality "city club" experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Clubs. Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed. For example, alumni of the University of Arizona, to whom the Company is marketing Vacation Ownership Interests at its VCA-Tucson, currently number approximately 180,000. The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

ILX PREMIERE VACATION CLUB

     Sales of Vacation Ownership Interests in ILX Premiere Vacation Club commenced in June 1998. Purchasers are offered deeded membership interests that may be used each use year in their entirety at one time or may be divided into shorter stays at one or a variety of the Company's resorts or may be exchanged through a participating exchange network. The Company's ILX Premiere Vacation Club emphasizes CARs (i) which facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX Resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) which facilitate flexible use options. The Company believes that its proprietary branded ILX Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX Resorts. In addition, membership interests in the ILX Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX Resort. The Company also markets membership interests in its ILX Premiere Vacation Club to existing ILX owners, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

     Initially, the Company's ILX Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX Resorts. New resorts are expected to be added through the Company's pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 25-year right-to-use Vacation Ownership Interests in The Sea of Cortez Beach Club in San Carlos, Mexico. By marketing its inventory of Vacation Ownership Interests through ILX Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in ILX Premiere Vacation Club. With its existing and planned resorts in Arizona, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets to support the initial introduction of the ILX Premiere Vacation Club concept. The Company believes that the geographic and cultural diversity of Arizona make that state particularly appropriate for this expansion. Thereafter, the Company intends to develop networks of CARs proximate to other major metropolitan areas in the western United States. Further capitalizing on the flexibility of ILX Premiere Vacation Club, beginning in March 1999, the Company entered into an agreement with Coast Resorts whereby ILX Premiere Vacation Club members may utilize their ILX Premiere time in Las Vegas, Nevada, a convenient access destination very attractive to the Phoenix and Tucson markets. Also in 1999, the Company entered into an agreement with a Scottsdale, Arizona resort whereby ILX Premiere Vacation Club members may utilize the resort facilities on a day use basis, further enhancing the benefits of ownership in ILX Premiere Vacation Club.

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

     The prototype VCA-South Bend facility is an all-suite, 62-unit lodging facility that features amenities such as The Stadium (a sports-theme atrium lounge serving a variety of food and beverages and featuring a theater-wall television), a private Member's Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers. The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

     The first Varsity Clubs facility was completed in August 1995, and is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 1999, approximately 611 one-week intervals were available for sale (excluding 695 Vacation Ownership Interests owned by ILX Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests). To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

     The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Clubs was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals. At December 31, 1999, approximately 1,047 one-week intervals were available for sale (excluding 1,725 Vacation Ownership Interests owned by ILX Premiere
Vacation Club). VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 750,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 180,000 people. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. The VCA-Tucson onsite sales office offers customers both ILX Premiere Vacation Club and VCA-Tucson Vacation Ownership Interests. ILX Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in ILX Premiere Vacation Club, as well as a variety of additional benefits.

     The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years. Management believes there exist numerous sites in the western United States that are attractive for the development of additional Varsity Clubs. The Company intends to expand its Varsity Clubs concept to up to three of these areas in the next five years, based upon the VCA-South Bend prototype, with certain modifications and improvements. The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered, each with a consistent design and selection of amenities. Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise. Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas, such as Tempe, Arizona; Boulder, Colorado; Las Vegas, Nevada; Palo Alto, California; Salt Lake City - Provo, Utah; and Seattle,

Washington. The Company will also seek to broaden the affinity marketing base of its future Varsity Clubs by situating them proximate to more than one prominent college or university, where appropriate. The Varsity Clubs concept also seeks to capitalize on affinity marketing strategies through the perceived affiliation with a nationally recognized university and the "city club" experience which the Company seeks to associate with the Varsity Clubs of America brand name. The Company intends to provide purchasers of Vacation Ownership Interests in one Varsity Clubs certain benefits at other Varsity Clubs in order to enhance their appeal to consumers.

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

     MARKETING. The Company's marketing activities are devoted primarily towards
(i) hotel guests at the ILX Resorts, (ii) RCI and II exchange program participants staying at the ILX Resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX Resorts and in the metropolitan areas within driving distances of the ILX Resorts and (iv) direct mail and telemarketing to residents of metropolitan areas within driving distance of the ILX Resorts. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at ILX Resorts and, commencing in the first quarter of 2000, from an offsite sales office in Phoenix, Arizona. For its onsite sales offices, the Company primarily targets customers who live within driving distance of the ILX Resort or who are vacationing at or near the ILX Resort. This practice allows the Company to invite potential purchasers to experience the ILX Resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX Resort and/or a greater likelihood to take vacations. The Company targets local residents to its Phoenix offsite sales office by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation. The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX Resorts to their homes, and because of their interest in travel.

     Similar to branding techniques utilized by some of its competitors, the Company also seeks to capitalize upon affinity marketing concepts in attracting prospective buyers to its Varsity Clubs concept by seeking to develop a branded "city club" experience for flexible use by local residents. In addition, marketing of Varsity Clubs seeks to focus on alumni, parents of university students and other persons or entities who have a preexisting affiliation with or other attraction to the local university. All of the Company's marketing activities emphasize the convenience of the ILX Resorts, coupled with the opportunity to participate in exchange networks, as well as the quality and breadth of amenities available at each of the ILX Resorts.

     SALES. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 175 employees at December 31 1999, including approximately 130 sales agents at four sales offices located at selected ILX Resorts. Commencing in 2000, the Company also opened and began sales from an offsite sales office in Phoenix, Arizona. Prospective first-time purchasers participate in a tour of the facilities as well as its related amenities, guided by a salesperson. In the Phoenix offsite sales office, the "tour" of the facilities consists of a photo tour of the ILX Resorts and viewing of a video on vacation ownership. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% to 25% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts substantial credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history. After final approval of a purchase, which includes verification of employment, the Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

     In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners. Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered by the ILX Resorts. Sales to ILX owners accounted for 9.2% of Vacation Ownership Interest sales by the Company during 1999. During 1998 and 1997, sales to ILX owners accounted for 13.7% and 12.5% of the Company's total sales, respectively. The Company intends to increase its sales efforts with respect to ILX owners.

     Prior to June 1998, the Company's inventory of Vacation Ownership Interests had historically consisted of a one-week interval which could be used on an annual or an alternate-year basis in a specified ILX Resort during a specified range of dates. ILX owners could also participate in exchange networks such as

RCI and II. Commencing in June 1998, the Company began offering deeded membership interests in its ILX Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX Resorts for up to one week on an annual or alternate-year basis. ILX Premiere Vacation Club members may divide their stays into shorter vacations at any time between a specified period of time, enjoy unlimited day use and discounted goods and services at any ILX Resort, as well as a variety of other benefits. The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

CUSTOMER FINANCING

     The Company currently provides financing for approximately 75% to 80% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment. Financing for the remainder is typically made available by the Company to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 15.9% to 16.9% per annum. At December 31, 1999, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $23.1 million, of which $17.7 million were serviced by an outside vendor and had a weighted average yield of 14.95% per annum, which compares favorably to the Company's weighted average cost of borrowings for such Customer Notes of 10.1% per annum.

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

     Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 1999, the Company retained Customer Notes in an aggregate principal amount of $23.1 million as compared to $7.9 million at December 31, 1995.

     Although the terms of each Customer Note vary, typically such notes are deemed past due when a scheduled payment is 30 days or more past due. In addition, a delinquency occurs when an account becomes more than 90 days past due. The Company seeks to avoid defaults by working closely with the lender and its collection agent with respect to ILX owners who become delinquent. The first collection contact typically occurs within 16 to 30 days of a payment's due date.

     At December 31, 1999, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1999, $33.4 million of the $40 million commitment was available to the Company. The Company also has financing commitments in the aggregate amount of $43.5 million, pursuant to which the Company may hypothecate Customer Notes which are pledged to the lender as collateral. These borrowings bear interest at prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million), have draw periods which expire in 2001 and 2002, and maturity dates of 2006 and 2007, respectively. At December 31, 1999, $27.8 million was available to the Company under these commitments. The Company currently reserves approximately 4% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 1997, 1998 and 1999, the aggregate amount of these reserves was $3.0 million, $3.5 million and $3.3 million, respectively. During 1997 and 1998, the Company's provision for doubtful accounts exceeded actual write-offs by $0.4 million and $0.5 million, respectively. During 1999, actual write-offs exceeded the Company's provision for doubtful accounts by $0.2 million. The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible. The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

OTHER OPERATIONS

     RESORT OPERATIONS. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX Resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX Resorts. During 1999, the Company received $13.4 million in net revenues from these operations, consisting of $7.2 million in room rental revenue, $4.4 million in food and beverage revenue and $1.8 million in other revenue. Of these amounts, Los Abrigados contributed $8.7 million, or 65% of the Company's total resort operations revenues in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     SEDONA SPA. Prior to December 31, 1999, the Company's operations included the sale of personal care products through its majority-owned subsidiary Sedona Worldwide Incorporated ("SWI"). Effective December 31, 1999, the Company spun off its entire ownership interest in SWI to the shareholders of ILX Resorts common stock through a prorata distribution of the 3,360,000 common shares of SWI held by the Company (representing 80% of the then total common shares of SWI). The Company believes the spin-off will allow the management of each company to concentrate its attention and financial resources on the core business of its respective company without regard to the corporate objectives, policies and investment standards of the other.

     The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX Resorts. Commencing in the second quarter of 1998, these products were marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line were implemented. Sedona Spa products have, and continue to be, utilized at the ILX Resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. SWI uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Sales of Sedona Spa products are included in "Income from land and other, net" on the Company's financial statements and have not resulted in a material amount of net revenues or profits to the Company. The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets through 2000. In addition, the Company has agreed to provide SWI, if necessary, up to $200,000 in financing to fund working capital shortfalls through November 30, 2000. Any such advances are interest bearing and mature on December 31, 2000. To the extent SWI uses services of ILX employees for accounting, administrative or other purposes post spin-off, SWI will pay the Company for such services.

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

     RESALE OPERATIONS. In June 1998, the Company acquired a 51% interest in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona, and while the Company anticipates the possibility of expanding these operations to additional vacation destinations, to date the operations of TRBI have not been material to the Company.

PARTICIPATION IN EXCHANGE NETWORKS

     The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the American Resort Development Association, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 85% of the Vacation Ownership Interests at the ILX Resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. In addition, ILX's Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

     The Vacation Ownership Interest industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide Inc. and Promus Hotel Corporation. In addition, other publicly traded companies such as Sunterra Resorts, Fairfield
Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc., and Bluegreen Corporation currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

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

     OTHER REGULATIONS. Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons. Although management believes that the Company's resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the development of new resorts, or conversion or renovation of ILX Resorts. Future legislation may impose additional requirements on owners with respect to access by disabled persons. The aggregate costs associated with compliance with such regulations are not currently known, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's growth strategy in certain instances or reduce profit margins on the Company's operations.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 815 employees, of which approximately 620 were employed on a full-time basis (including approximately 85 employed on a full-time equivalent basis of 20 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions.

INSURANCE

     The Company carries comprehensive liability, business interruption, title, fire and storm insurance with respect to the ILX Resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties, which the Company believes are adequate. There are, however, certain types of losses (such as losses caused by floods or acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

CORPORATE HEADQUARTERS

     The Company leases 5,444 square feet for its corporate offices in Phoenix, Arizona, under a lease which expires on January 31, 2002. During 1999, the Company leased an additional 2,833 square feet through December 31, 2004 in the same building which houses its corporate offices, to be used for an offsite sales office.

ITEM 3. LEGAL PROCEEDINGS

     A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of VCA-Tucson. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at December 31, 1999.

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At December 31, 1999, approximately $46,000 of the $110,000 has been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for $32,904 in attorneys' fees plus taxable costs.

     In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in the discovery stage.

     Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, after giving retroactive effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998. The information is as reported by the Nasdaq SmallCap Market or the American Stock Exchange. Since February 11, 1998, the Common Stock has been listed on the American Stock Exchange. Prior to February 11, 1998, it had been traded on the Nasdaq SmallCap Market. As of December 31, 1999, the Common Stock was held by approximately 1,123 holders of record. No dividends on the Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. Dividends on Common Stock are subordinate to dividends payable on the Company's Series A and Series C Preferred Stock.

                                                               Common Stock
                                                             ----------------
                                                              High       Low
                                                             -----      -----
     YEAR ENDED DECEMBER 31, 1998
        First Quarter                                        $7.25      $4.38
        Second Quarter                                        7.25       5.69
        Third Quarter                                         5.88       1.88
        Fourth Quarter                                        2.94       1.75
     YEAR ENDED DECEMBER 31, 1999
        First Quarter                                        $2.44      $1.25
        Second Quarter                                        2.50       1.50
        Third Quarter                                         2.25       1.75
        Fourth Quarter                                        2.00       1.37

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated historical financial information set forth below for the five years ended December 31, 1999 has been derived from the consolidated financial statements of the Company which have been restated to give effect to the Reverse Stock Split.

     The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                   December 31,
                                 -----------------------------------------------
                                  1995      1996      1997      1998      1999
                                 -------   -------   -------   -------   -------
                                      (In Thousands, Except Per Share Data)

Revenues                         $30,849   $31,581   $36,411   $36,858   $40,439
Net income                           625     1,051     1,668        62       703
Net income per share - basic         .24       .38       .60       .00       .16
Net income per share - diluted       .24       .37       .59       .00       .16
Total assets                      37,753    41,275    43,722    51,997    57,389
Notes payable                     13,528    16,434    22,051    23,002    28,121
Shareholders' equity              13,775    15,175    16,621    25,764    25,239

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                                      Year Ended December 31,
                                                                -----------------------------------
                                                                  1997         1998         1999
                                                                ---------    ---------    ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                            65.9%        61.3%         58.6%
  Resort operating revenue                                         30.0%        33.1%         33.0%
  Interest income                                                   4.1%         5.6%          8.4%
                                                                -------      -------       -------
  Total timeshare revenues                                        100.0%       100.0%        100.0%
                                                                =======      =======       =======
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                        13.4%        13.8%         13.3%
  Sales and marketing                                              57.9%        67.7%         65.1%
  Provision for doubtful accounts                                   2.9%         2.9%          3.4%
  Contribution margin percentage from sale of Vacation
      Ownership Interests (1)                                      25.7%        15.6%         18.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                        95.9%        97.3%         93.7%

As a percentage of total timeshare revenues:
  General and administrative                                        8.2%         9.2%         10.8%
  Depreciation and amortization                                     1.3%         1.0%          1.3%
  Timeshare operating income                                       12.9%         5.9%          9.0%

Selected operating data:
Vacation Ownership Interests sold (2)(3)                          1,660        1,485         1,545
  Average sales price per Vacation Ownership Interest
   sold (excluding revenues from Upgrades) (2)                  $12,656      $13,013       $13,453
  Average sales price per Vacation Ownership Interest
   sold (including revenues from Upgrades) (2)                  $14,446      $15,137       $15,183

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,512, 2,303 and 2,387 biennial and annual Vacation Ownership Interests for the years ended December 31, 1997, 1998 and 1999, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1999

     Sales of Vacation Ownership Interests increased 4.9% or $1.1 million in 1999 to $23.7 million from $22.6 million in 1998, reflecting an increase in sales from the Sedona sales office, net of a decrease in sales from the VCA - South Bend sales office and reduced Upgrades. The increase in sales from the Sedona sales office is a result of both an increase in the number of tours and an improved closing rate (sales as a percentage of tours). The decrease in sales from the VCA - South Bend sales office reflects the reduction from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. Upgrade revenue decreased 29.0% from $3.1 million in 1998 to $2.2 million in 1999 because 1998 sales reflected the introduction of ILX Premiere Vacation Club late in the second quarter of 1998. The Company made special offers to introduce the program to its existing owners, which generated significant upgrade activity in 1998. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 3.4% to $13,453 in 1999 from $13,013 in 1998 as a result of increased sales prices. The increase in average sales price per Vacation Ownership Interest sold including Upgrades increased 0.3% reflecting the increased prices on new sales, net of fewer Upgrades.

     The number of Vacation Ownership Interests sold increased 4.0% to 1,545 in 1999 from 1,485 in 1998. Sales of Vacation Ownership Interests in 1999 included 1,685 biennial Vacation Ownership Interests (counted as 843 annual Vacation Ownership Interests) and 702 annual Vacation Ownership Interests compared to 1,637 biennial Vacation Ownership Interests (counted as 819 annual Vacation Ownership Interests) and 666 annual Vacation Ownership Interests in 1998. The increase in average price per Vacation Ownership Interest sold (excluding Upgrades) in 1999 reflects higher per unit sales prices for sales of ILX Premiere Vacation Club Vacation Ownership Interests than for single resort Vacation Ownership Interests. ILX Premiere Vacation Club was first introduced in June 1998. ILX Premiere Vacation Club members may use their time at any of the participating ILX Resorts, and enjoy day use and food, beverage and other discounts at the ILX Resorts. The Company charges higher prices for the greater flexibility and benefits ILX Premiere Vacation Club offers.

     Resort operating revenues increased 9.8% or $1.2 million from $12.2 million in 1998 to $13.4 million in 1999 as a result of a full year of operations of VCA-Tucson, which opened in the third quarter of 1998. The cost of resort operations increased 5.0% or $0.6 million from $11.9 million in 1998 to $12.5 million in 1999, again reflecting the full year of activity of VCA-Tucson. Cost of resort operations as a percentage of resort operating revenue improved from 97.3% in 1998 to 93.7% in 1999 as a result of the non-recurrence of the 1998 opening and start-up costs and the increased occupancy at VCA - Tucson.

     The 61.9% increase in interest income from $2.1 million in 1998 to $3.4 million in 1999 is a result of the increase in Customer Notes retained by the Company, consistent with its strategy to retain and borrow against, rather than sell, a greater portion of its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, thereby benefiting from the interest spread between the customer rate and the lower Company borrowing rate.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 13.8% in 1998 to 13.3% in 1999, reflecting the higher prices charged for Vacation Ownership Interests in ILX Premiere Vacation Club than for Vacation Ownership Interests in a single resort. ILX Premiere Vacation Club was introduced in mid-1998, and in 1999 the majority of sales of Vacation Ownership Interests were of this more flexible product, for which the Company charges a premium over single resort Vacation Ownership Interests.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 65.1% in 1999 compared to 67.7% in 1998, reflecting the impact of sales and marketing changes made in the first quarter of 1999, which resulted in a greater number of tours and increased closing rates at the Sedona sales office, net of high costs of marketing to the VCA - South Bend sales office in the first half of 1999. Those marketing efforts that were not cost effective in generating tours to the South Bend sales office were eliminated beginning in the third quarter of 1999, and the sales operation correspondingly reduced.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 3.4% of sales of Vacation Ownership Interests in 1999, compared to 2.9% in 1998, reflecting the Company's decision to increase the provision on new sales effective in the third quarter of 1999.

     General and administrative expenses increased 29.4% to $4.4 million in 1999 from $3.4 million in 1998, and to 10.8% as a percentage of total timeshare revenues in 1999 from 9.2% in 1998. The increases in 1999 reflect recognition of ESOP contributions, increased professional fees, including fees to reissue the audit reports of previous years, and costs related to development and implementation of centralized reservations, owner services and reporting systems to support ILX Premiere Vacation Club and to provide for expected future growth. In addition, 1998 general and administrative expense was reduced by successful appeals of property tax assessments and the reduction of unused legal reserves.

     The 33.3% increase in interest expense from $2.1 million in 1998 to $2.8 million in 1999 reflects increased borrowings against Customer Notes receivable as the Company retains and borrows against more of such Notes, net of decreases in interest rates and fluctuations in the balances of borrowings outstanding.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1998

     Sales of Vacation Ownership Interests decreased 5.8% or $1.4 million in 1998 to $22.6 million, from $24.0 million in 1997. The decrease reflects both a decrease in tour flow to the Sedona and South Bend sales offices and a lower closing rate in the Sedona sales office. Upgrade revenue, included in sales of Vacation Ownership Interests, increased 3% from $3.0 million in 1997 to $3.1 million in 1998. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 4.8% from $14,446 in 1997 to $15,137 in 1998 as a result of increased sales prices.

     The number of Vacation Ownership Interests sold decreased 10.5% from 1,660 in 1997 to 1,485 in 1998. The average sales price per Vacation Ownership
Interest sold (excluding Upgrades) increased 2.8% from $12,656 in 1997 to $13,013 in 1998. Sales of Vacation Ownership Interests in 1998 included 1,637 biennial Vacation Ownership Interests (counted as 819 annual Vacation Ownership Interests) and 666 annual Vacation Ownership Interests compared to 1,705 biennial Vacation Ownership Interest sales (counted as 853 annual Vacation Ownership Interests) and 807 annual Vacation Ownership Interests in 1997. The increase in average price per Vacation Ownership Interest sold (excluding Upgrades) in 1998 resulted from increased prices related to the June 1998 introduction of ILX Premiere Vacation Club. ILX Premiere Vacation Club members may use their time at any of the participating ILX Resorts, and enjoy day use and food, beverage and other discounts at the ILX Resorts. The Company charges higher prices for the greater flexibility and benefits ILX Premiere Vacation Club offers.

     Resort operating revenues increased 11.9% or $1.3 million from $10.9 million in 1997 to $12.2 million in 1998 as a result of increased occupancy and the opening of VCA-Tucson in July 1998. The cost of resort operations increased 13.3% or $1.4 million from $10.5 million in 1997 to $11.9 million in 1998 as a result of costs related to increased occupancy at other resort properties and the cost of both operation of and opening of VCA-Tucson. The increase in cost of resort operations as a percentage of resort operating revenue from 95.9% in 1997 to 97.3% in 1998 reflects the start-up costs of VCA-Tucson as well as initial lower occupancy of this new property.

     The 40.0% increase in interest income from $1.5 million in 1997 to $2.1 million in 1998 is a result of the increased Customer Notes retained by the Company and increases in interest rates charged by the Company on its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, thereby benefiting from the interest spread between the customer rate and the lower Company borrowing rate.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.4% in 1997 to 13.8% in 1998 due to an increase in the sales mix of purpose-built VCA facilities, which have a higher cost basis than acquired resorts. Sales of Vacation Ownership Interests in VCA-Tucson commenced in mid-1997, with the first full year of sales in 1998.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 67.7% in 1998 compared to 57.9% in 1997 due primarily to reduced closing rates at the Sedona sales office, and to low tour flow to the South Bend sales office, coupled with high marketing costs, as the Company pursued start-up of alternative marketing approaches to generate tours to the South Bend sales office. Tours to this office had previously been produced by an outside vendor who was terminated due to unethical business practices.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was comparable between years.

     General and administrative expenses increased 13.3% to $3.4 million in 1998 from $3.0 million in 1997. General and administrative expenses increased to 9.2% as a percentage of total timeshare revenues in 1998 from 8.2% in 1997 due to an increase in payroll expense, professional fees and automation, in part due to the infrastructure necessary for the introduction and support of ILX Premiere Vacation Club.

     Interest expense is comparable between years in spite of greater hypothecation borrowings because of principal reductions in other notes payable made from the proceeds of the Company's follow-on offering in the second quarter of 1998.

     In December 1997, the Company sold its general partnership interest in Lomacasi Cottages, resulting in a non-recurring gain of $356,000.

     The decrease in minority interests from 1997 to 1998 reflects the buyout by the Company of the Los Abrigados Partners Limited Partnership ("LAP") minority interest in August 1997.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is necessary to provide sufficient cash to fund its normal operations.

     The fluctuations in cash provided by financing activities to $3.7 million in 1999, from $9.8 million in 1998 and $3.4 million in 1997, reflect the 1999 greater borrowings against retained Customer Notes receivable (as the Company follows its post follow-on offering strategy of retaining and borrowing against, rather than selling, a greater portion of its customer notes), the 1998 borrowings for construction of VCA - Tucson and the 1998 proceeds, net of offering costs, of the follow-on offering of 1.6 million shares of common stock, net of repayment of indebtedness with a portion of the proceeds of the offering.

     For regular Federal income tax purposes, the Company reports substantially all of its non-factored financed Vacation Ownership Interest sales under the installment method. Under the installment method, the Company recognizes income on sales of Vacation Ownership Interests only when cash is received by the Company either in the form of a down payment, as an installment payment or from proceeds from the sale of the Customer Note. The deferral of income tax liability conserves cash resources on a current basis. Interest may be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable.

     At December 31, 1999, the Company, excluding its Genesis subsidiary, had net operating loss ("NOL") carryforwards of approximately $9.8 million, which expire in 2001 through 2013. At December 31, 1999, Genesis had federal NOL carryforwards of approximately $1.4 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 1997, 1998 and 1999 was $6.5 million, $5.3 million and $5.2 million, respectively. The decrease in cash used in investing activities between 1997 and 1998 reflects the 1997 $820,000 cash payment portion of the purchase of the minority interest in the partnership that owns Los Abrigados. Cash used in investing activities in 1999 was comparable to 1998.

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. Cash provided by operating activities was $1.3 million in 1999, as compared to cash used in operating activities of $4.6 million in 1998, reflecting the cost of construction of VCA - Tucson in 1998. During 1998 and 1999, the Company advanced funds toward the cost of construction of the San Carlos Vacation Ownership Interests. The Company funded such advances with proceeds from a financing commitment established for this purpose. In 2000, the Company intends to build twelve additional cabins at Kohl's Ranch, for which a financing commitment equal to the construction cost is in place.

     Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees which aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by the Company's stock purchased with the funds and guaranteed by the Company. The Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816 . As of December 31, 1999, the ESOP had borrowed the full $500,000 on the line.

     During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market and, at December 31, 1999, held these 375,300 shares and $2,661 in cash. The 257,400 of these shares purchased with borrowed funds have neither been allocated to nor committed to be released to participant accounts as of December 31, 1999 and are collateral for the $500,000 borrowing. At December 31, 1999, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation. The fair market value of the unallocated shares at December 31, 1999 was approximately $386,100.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At December 31, 1999, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1999, $33.4 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At December 31, 1999, approximately $27.8 million is available under these commitments.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty vacation ownership interests for the price of $500,000. The vacation ownership interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a Note payable to affiliates. The agreement also modified the terms of a previously existing Note payable to a related affiliate.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3%, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. At December 31, 1999, there had been no funds advanced under this agreement.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for the Sedona Vacation Club, the owners' association of the members who own Vacation Ownership Interests in Los Abrigados. Sedona Vacation Club will use the proceeds for renovations at Los Abrigados and will repay the principal and interest from collections it receives from a special assessment of its owners for this purpose and from current and future year owner reserve payments. The line of credit bears interest at prime plus 2.5% and is due through 2002.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. The note payable bears interest at 12% and is due through 2002.

     In the future, the Company may negotiate additional credit facilities, including leases, issue corporate debt, issue equity securities, or any combination of the above. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent. There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

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

     On December 11, 1998, the Company filed an Amendment No. 1 to its Report on Form 8-K dated November 20, 1998, for the purpose of filing a letter from D&T in which D&T indicated that it disagreed with certain portions of the foregoing description of the events related to its resignation. Copies of the Form 8-K and the Amendment thereto are publicly available.

     As reported on the Company's Form 8-K filed with the Securities and Exchange Commission on February 16, 1999, on February 8, 1999, the Company engaged Hansen, Barnett & Maxwell, a professional corporation ("HB&M"), as its principal accountants to audit the Company's financial statements for the year ended December 31, 1998. On December 22, 1999, the Company engaged HB&M to audit its financial statements for the year ended December 31, 1999. Prior to its engagement, the Company had not consulted HB&M with respect to the application of accounting principles to a specified transaction or any matter that was the subject of a disagreement or a reportable event (as described in Item 301(a)(1)(v) of Regulation S-K). The Company has authorized D&T to respond fully to inquiries of the successor accountant concerning the subject matter of the disagreement discussed above.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) CONSOLIDATED FINANCIAL STATEMENTS                PAGE OR METHOD OF FILING
                                                        ------------------------
         (i)  Report of Hansen, Barnett & Maxwell,
              a professional corporation                 Page F-2

         (ii) Consolidated   Financial  Statements       Pages F-3 through F-21
              and Notes to Consolidated Statements
              of   the    Registrant,    including
              Consolidated  Balance  Sheets  as of
              December   31,  1999  and  1998  and
              Consolidated      Statements      of
              Operations, Shareholders' Equity and
              Cash  Flows  for  each of the  three
              years ended December 31, 1999,  1998
              and 1997.

(a)(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

       Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a)(3) EXHIBITS

      The Exhibit Index attached to this report is hereby incorporated by reference.

(b) REPORTS ON FORM 8-K

      None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                                        ILX Resorts Incorporated,
                                        an Arizona corporation
                                        (Registrant)


                                        By: /s/ Joseph P. Martori
                                            ------------------------------------
                                            Joseph P. Martori
                                            Chairman of the Board and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                         Title                      Date
        ----------                         -----                      ----


/s/ Joseph P. Martori            Chairman of the Board and        March 27, 2000
-----------------------------    Chief Executive Officer
Joseph P. Martori                (principal executive officer)


/s/ Nancy J. Stone               President, Chief Operating       March 27, 2000
-----------------------------    Officer and Director
Nancy J. Stone


/s/ Margaret M. Eardley          Executive Vice President and     March 27, 2000
-----------------------------    Chief Financial Officer
Margaret M. Eardley              (principal financial and
                                 accounting officer)

/s/ Edward S. Zielinski          Executive Vice President and     March 27, 2000
-----------------------------    Director
Edward S. Zielinski


/s/ Joseph P. Martori, II        Vice President and Director      March 27, 2000
-----------------------------
Joseph P. Martori, II


/s/ Steven R. Chanen             Director                         March 27, 2000
-----------------------------
Steven R. Chanen


/s/ James W. Myers               Director                         March 27, 2000
-----------------------------
James W. Myers


/s/ Patrick J. McGroder III      Director                         March 27, 2000
-----------------------------
Patrick J. McGroder III

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 1998 and 1999                 F-3

   Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999                                        F-4

   Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1997, 1998 and 1999                            F-5

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999                                        F-6

   Notes to Consolidated Financial Statements                                F-7

                     [HANSEN, BARNETT & MAXWELL LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Shareholders of ILX Resorts Incorporated


We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                        HANSEN BARNETT & MAXWELL

Salt Lake City, Utah
February 25, 2000

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                            December 31,
                                                   ----------------------------
                                                       1998            1999
                                                   ------------    ------------
Cash and cash equivalents                          $  3,196,710    $  2,971,365
Notes receivable, net (Notes 2, 6 and 9 )            19,559,396      23,145,383
Resort property held for Vacation Ownership
  Interest sales (Notes 2, 3, 9 and 17)              20,834,225      21,742,875
Resort property under development                       485,933         346,786
Land held for sale                                    1,593,885       1,596,759
Deferred assets (Note 6)                                262,877         227,933
Property and equipment, net (Notes 7, 9 and 18)       4,006,991       4,212,470
Deferred income taxes (Note 8)                          268,771              --
Other assets                                          1,788,470       3,144,951
                                                   ------------    ------------

      TOTAL ASSETS                                 $ 51,997,258    $ 57,388,522
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accounts payable                                  $  1,186,088    $    923,016
 Accrued and other liabilities                        2,012,186       2,679,107
 Due to affiliates (Note 10)                             36,413          26,282
 Notes payable (Note 9)                              22,107,444      27,020,947
 Notes payable to affiliates (Notes 10 and 17)          894,078       1,100,000
 Income taxes payable                                        --         376,223
                                                   ------------    ------------
      Total liabilities                              26,236,209      32,125,575
                                                   ------------    ------------

MINORITY INTERESTS (Note 11)                             (3,271)         23,778
                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 19)

SHAREHOLDERS' EQUITY (Notes 13, 14, 15 and 16):
 Preferred stock, $10 par value; 10,000,000 shares
  authorized; 380,468 and 305,978 shares issued
  and outstanding; liquidation preference of
  $3,804,680 and $3,059,780                           1,384,891       1,179,298

 Common stock, no par value; 30,000,000 shares
   authorized; 4,332,533 and 3,921,173 shares
   issued (Note 1)                                   19,818,183      18,069,840

 Treasury stock, at cost, 339,640
   and 0 shares, respectively                        (1,273,843)             --

 Additional paid in capital                             279,450         279,450

 Guaranteed ESOP Obligation (Note 15)                        --        (500,000)

 Retained earnings                                    5,555,639       6,210,581
                                                   ------------    ------------
    Total shareholders' equity                       25,764,320      25,239,169
                                                   ------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 51,997,258    $ 57,388,522
                                                   ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                               -----------------------------------------------
                                                  1997             1998               1999
                                              ------------      ------------      ------------
TIMESHARE REVENUES:
 Sales of Vacation Ownership Interests        $ 23,980,707      $ 22,582,605      $ 23,708,616
 Resort operating revenue                       10,919,831        12,215,791        13,350,658
 Interest income                                 1,510,208         2,059,187         3,379,626
                                              ------------      ------------      ------------
    Total timeshare revenues                    36,410,746        36,857,583        40,438,900
                                              ------------      ------------      ------------
COST OF SALES AND OPERATING EXPENSES:
 Cost of Vacation Ownership
  Interests sold                                 3,218,850         3,112,550         3,148,840
 Cost of resort operations                      10,473,093        11,884,115        12,512,259
 Sales and marketing                            13,894,731        15,285,515        15,431,476
 General and administrative                      2,974,835         3,377,937         4,381,522
 Provision for doubtful accounts                   702,417           663,666           796,548
 Depreciation and amortization                     455,185           369,155           532,114
                                              ------------      ------------      ------------
    Total cost of sales and
     operating expenses                         31,719,111        34,692,938        36,802,759
                                              ------------      ------------      ------------
Timeshare operating income                       4,691,635         2,164,645         3,636,141

Income from land and other net                      28,514            13,987           403,676
                                              ------------      ------------      ------------
Total operating income                           4,720,149         2,178,632         4,039,817
Gain on sale of property (Note 7)                  356,000                --                --
Interest expense (Notes 9 and 10)               (2,084,969)       (2,074,139)       (2,836,049)
                                              ------------      ------------      ------------
Income before income taxes and
  minority interests                             2,991,180           104,493         1,203,768
Income tax expense (Note 8)                     (1,145,000)          (45,500)         (473,570)
                                              ------------      ------------      ------------
Income before minority interests                 1,846,180            58,993           730,198

Minority interests (Note 11)                      (178,307)            3,271           (27,049)
                                              ------------      ------------      ------------
NET INCOME                                    $  1,667,873      $     62,264      $    703,149
                                              ============      ============      ============
NET INCOME PER SHARE (Notes 1 and 4):

 Basic                                        $       0.60      $       0.00      $       0.16
                                              ============      ============      ============
 Diluted                                      $       0.59      $       0.00      $       0.16
                                              ============      ============      ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      Preferred Stock            Common Stock            Treasury Stock
                                  ----------------------   -----------------------   -----------------------
                                   Shares      Amount       Shares       Amount        Shares      Amount
                                  ----------  ----------   ----------  -----------   ----------  -----------
BALANCES, DECEMBER 31, 1996       392,109    $1,419,243    2,604,858  $ 9,788,738       (6,000)  $   (36,536)
Net income
Issuance of common stock                                      83,000      443,681
Exchange of preferred stock
 for common stock                 (11,334)      (31,282)       3,778       31,282
Issuance of cumulative shares
 for dividend arrearage                                          797        3,966
Exchange of preferred stock
 for lodging certificates            (307)       (3,070)
Payment of dividends
Acquisition of treasury shares,
 net of reissuances                                                                    (97,060)     (616,051)
                                  --------   ----------   ----------  -----------   ----------   -----------

BALANCES, DECEMBER 31, 1997       380,468     1,384,891    2,692,433   10,267,667     (103,060)     (652,587)
Net income
Issuance of common stock                                   1,640,100    9,550,516
Payment of dividends
Acquisition of treasury shares,
 net of reissuances                                                                   (236,580)     (621,256)
Gain on extinguishment of note
 payable to affiliate
                                  --------   ----------   ----------  -----------   ----------   -----------

BALANCES, DECEMBER 31, 1998       380,468     1,384,891    4,332,533   19,818,183     (339,640)   (1,273,843)
Net income
Issuance of common stock                                      89,850       94,926
Exchange of preferred stock
 for common stock                 (74,490)     (205,592)      24,830      205,592
Payment of dividends
Acquisition of treasury shares                                                        (186,400)     (368,383)
Retirement of outstanding
 treasury shares                                            (526,040)  (1,642,226)     526,040     1,642,226
Distribution of Sedona
 Worldwide Incorporated                                                  (406,635)
Guaranteed ESOP Obligation
                                  --------   ----------   ----------  -----------   ----------   -----------
BALANCES, DECEMBER 31, 1999       305,978    $1,179,298    3,921,173  $18,069,840           --           --
                                  =======    ==========   ==========  ===========   ==========   ===========

                                   Additional    Guaranteed
                                    Paid In         ESOP         Retained
                                    Capital      Obligation      Earnings         Total
                                    --------      ---------     ----------     -----------

BALANCES, DECEMBER 31, 1996         $ 78,300      $       0     $3,925,375     $15,175,120
Net income                                                       1,667,873       1,667,873
Issuance of common stock                                                           443,681
Exchange of preferred stock
 for common stock
Issuance of cumulative shares
 for dividend arrearage                                             (3,982)            (16)
Exchange of preferred stock
 for lodging certificates              1,150                                        (1,920)
Payment of dividends                                               (47,894)        (47,894)
Acquisition of treasury shares,
 net of reissuances                                                               (616,051)
                                    --------      ---------     ----------     -----------

BALANCES, DECEMBER 31, 1997           79,450                     5,541,372      16,620,793
Net income                                                          62,264          62,264
Issuance of common stock                                                         9,550,516
Payment of dividends                                               (47,997)        (47,997)
Acquisition of treasury shares,
 net of reissuances                                                               (621,256)
Gain on extinguishment of note
 payable to affiliate                200,000                                       200,000
                                    --------      ---------     ----------     -----------
BALANCES, DECEMBER 31, 1998          279,450                     5,555,639      25,764,320

Net income                                                         703,149         703,149
Issuance of common stock                                                            94,926
Exchange of preferred stock
 for common stock
Payment of dividends                                               (48,207)        (48,207)
Acquisition of treasury shares                                                    (368,383)
Retirement of outstanding
 treasury shares
Distribution of Sedona
 Worldwide Incorporated                                                           (406,635)
Guaranteed ESOP Obligation                         (500,000)                      (500,000)
                                    --------      ---------     ----------     -----------
BALANCES, DECEMBER 31, 1999         $279,450      $(500,000)    $6,210,581     $25,239,169
                                    ========      =========     ==========     ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                ----------------------------------------------
                                                                    1997             1998             1999
                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $  1,667,873     $     62,264     $    703,149
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Gain on sale of property                                          (356,000)              --               --
  Undistributed minority interest                                    178,307           (3,271)          27,049
  Deferred income taxes                                              874,223           35,659          644,994
  Provision for doubtful accounts                                    702,417          663,666          796,548
  Depreciation and amortization                                      455,185          369,155          532,114
  Amortization of guarantee fees                                      92,250           40,915            6,700
  Change in assets and liabilities:
   (Increase) decrease in resort property held
    for Vacation Ownership Interest sales                            580,929       (6,167,567)        (408,650)
   Decrease (increase) in resort property
    under development                                             (1,734,230)       2,458,003          139,147
   Increase in land held for sale                                    (10,005)         (36,387)          (2,874)
   (Increase) decrease in other assets                               235,356         (406,005)      (1,624,447)
   (Decrease) increase in accounts payable                           519,775       (1,644,287)        (263,072)
   Increase (decrease) in accrued and other
    liabilities                                                     (315,105)          47,119          788,290
   Decrease in due to affiliates                                     (82,043)         (21,259)         (10,131)
                                                                ------------     ------------     ------------
Net cash provided by (used in) operating activities                2,808,932       (4,601,995)       1,328,817
                                                                ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable, net                                            (4,534,235)      (4,361,441)      (4,382,535)
 Increase in deferred assets                                         (67,913)         (14,783)         (94,792)
 Purchases of property and equipment, net                         (1,057,852)        (885,488)        (759,977)
 Net cash paid for minority interest                                (820,000)              --               --
                                                                ------------     ------------     ------------
Net cash used in investing activities                             (6,480,000)      (5,261,712)      (5,237,304)
                                                                ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                       9,794,082       15,019,952       17,544,988
 Principal payments on notes payable                              (6,058,556)     (12,796,987)     (13,131,485)
 Principal payments on notes payable to affiliates                  (271,187)      (1,113,622)        (294,078)
 Distributions to minority partners                                 (140,000)              --               --
 Net proceeds from issuance of common stock                           98,193        9,394,289               --
 Acquisition of treasury stock and other                                (579)        (621,256)        (368,383)
 Preferred stock dividend payments                                   (47,894)         (47,997)         (48,207)
                                                                ------------     ------------     ------------
Net cash provided by financing activities                          3,374,059        9,834,379        3,702,835
                                                                ------------     ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (297,009)         (29,328)        (225,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     3,523,047        3,226,038        3,196,710
                                                                ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  3,226,038     $  3,196,710     $  2,971,365
                                                                ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Notes payable issued to extinguish accrued liabilities         $  2,400,000     $         --     $         --
 Notes payable assumed by buyer of property and equipment         (2,143,000)              --               --
 Notes payable issued or assumed to purchase assets or
  minority interest                                                1,975,000               --          500,000
 Treasury stock received for sale of property and equipment         (625,000)              --               --
 Common stock issued to acquire assets or in exchange
  for indebtedness                                                   355,000               --               --
 Note payable to acquire shares for ESOP                                  --               --          500,000

                 See notes to consolidated financial statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BUSINESS ACTIVITIES

     The consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Until December 31, 1999, the Company's operations also included marketing of skin and hair care products through its then majority owned subsidiary, Sedona Worldwide Incorporated ("SWI"). This activity was not considered significant to resort operations (Note 13).

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest to resort property under development:

                                             Year Ended December 31,
                                     --------------------------------------
                                        1997          1998          1999
                                     ----------    ----------    ----------
     Interest paid                   $2,222,000    $2,121,000    $2,830,000
     Income taxes paid                   78,000        12,000            --
     Capitalized interest               213,000       357,000            --

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. SFAS 129 was adopted by the Company in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the years ended December 31, 1997, 1998 or 1999.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 1997, 1998 or 1999.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the company until 2001. The Company is currently evaluating what impact this standard will have on its financial statements.

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

NOTE 2. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                        1998           1999
                                                    ------------   ------------
     Vacation Ownership Interest notes receivable   $ 19,683,949   $ 23,149,278
     Holdbacks by financial institutions               3,150,601      3,206,705
     Other receivables                                   199,164        121,950
     Allowance for possible credit losses             (3,474,318)    (3,332,550)
                                                    ------------   ------------
                                                    $ 19,559,396   $ 23,145,383
                                                    ============   ============

     Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13% to 17% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

     At December 31, 1999, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 1999, $33.4 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 1.5% ($40 million) and prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At December 31, 1999, approximately $27.8 million is available under these commitments.

     At December 31, 1998 and 1999, the Company had approximately $21 million and $19 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Varsity Clubs of America-South Bend ("VCA-South Bend") and Varsity Clubs of America - Tucson ("VCA-Tucson").

     For the twelve months ended December 31, 1997, 1998 and 1999, the Company sold with recourse approximately $14 million, $6 million and $8 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years. The decrease in the amount of notes sold with recourse between years reflects the Company's strategy to retain and borrow against, rather than sell, a greater portion of its Customer Notes.

     At December 31, 1999, notes receivable in the amount of approximately $332,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 13).

     The following summarizes activity in the allowance for possible credit losses:

                                                 Year Ended December 31,
                                        --------------------------------------
                                           1997          1998         1999
                                        ----------    ----------    ----------
     Beginning balance                  $2,569,997    $2,951,028    $3,474,318
     Provision for doubtful accounts       702,417       663,666       796,548
     Amounts written off                  (321,386)     (140,376)     (938,316)
                                        ----------    ----------    ----------
     Ending balance                     $2,951,028    $3,474,318    $3,332,550
                                        ==========    ==========    ==========

     The Company considers all notes receivable past due in excess of 90 days to be delinquent. Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company. During 1999, the Company deeded back in a bulk transaction Vacation Ownership Interests in Sedona Vacation Club of 146 delinquent owners. These accounts had become delinquent over a several year period. The Company subsequently annexed those recovered weeks to ILX Premiere Vacation Club. At December 31, 1999, $5.6 million in principal or $4.3 million net of the historical costs of the underlying property which would be recovered in the event of noncollectibility, or 12.3% and 9.6%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

     At December 31, 1998 and 1999, the above allowance includes $420,000 and $375,000 respectively, for notes sold with recourse.

NOTE 3. RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

     Resort property held for Vacation Ownership Interest sales consists of the following:

                                                        December 31,
                                                -----------------------------
                                                   1998              1999
                                                -----------       -----------
     ILX Premiere Vacation Club                 $ 8,837,747       $11,515,520
     VCA-Tucson                                   3,922,161         3,574,644
     VCA-South Bend                               2,773,344         2,383,190
     Golden Eagle Resort                          1,380,103         1,433,740
     Los Abrigados                                1,884,384         1,134,201
     Roundhouse Resort                              748,755           748,755
     Kohl's Ranch Lodge                             758,213           518,458
     The Inn at Los Abrigados                       489,618           394,467
     Other                                           39,900            39,900
                                                -----------       -----------
                                                $20,834,225       $21,742,875
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

     In December 1997, the Company acquired the development rights at the Roundhouse Resort, an existing 59-unit Vacation Ownership Interest resort with approximately five acres of developable land located in Pinetop/Lakeside, Arizona. The purchase price of $700,000 was financed by the issuance of a note payable, which was subsequently paid in full. The Company intends to construct additional Vacation Ownership Interests on the land adjacent to the existing resort. The initial planning and development for such expansion began in 1998.

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary ILX Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in the ILX Premiere Vacation Club. During 1999, the Company annexed additional units and as of December 31, 1999, ILX Premiere Vacation Club included a total of 8,000 Vacation Ownership Interests. The 8,000 Vacation Ownership Interests annexed into the Club consisted of 1,581 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in The Inn at Los Abrigados, 1,566 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in The Sea of Cortez Beach Club (the Company acquired these 1,500 one-week, 25-year right-to-use Vacation Ownership Interests to be constructed on land adjacent to a full service resort in San Carlos, Mexico), 695 Vacation Ownership Interests in VCA-South Bend, 1,725 Vacation Ownership Interests in VCA-Tucson and 103 Vacation Ownership Interests in the Roundhouse Resort.

NOTE 4. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                         Year Ended December 31,
                                                                -----------------------------------------
                                                                   1997           1998           1999
                                                                -----------    -----------    -----------
Net income                                                      $ 1,667,873    $    62,264    $   703,149
Less: Series A preferred stock dividends                            (47,894)       (47,997)       (47,876)
      Series C convertible preferred stock
        cumulation share Dividends                                  (29,052)       (20,828)            --
                                                                -----------    -----------    -----------
Net income available to common stockholders - basic             $ 1,590,927    $    (6,561)   $   655,273

Weighted average shares of common stock outstanding - basic       2,635,418      3,717,835      3,996,206
                                                                ===========    ===========    ===========
Basic net income per share                                      $      0.60    $      0.00    $      0.16
                                                                ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                                                        Year Ended December 31,
                                                                -----------------------------------------
                                                                   1997           1998           1999
                                                                -----------    -----------    -----------
Net income                                                      $ 1,667,873    $    62,264    $   703,149
Less: Series A preferred stock dividends                            (47,894)       (47,997)       (47,876)
                                                                -----------    -----------    -----------
Net income available to common stockholders-- diluted           $ 1,619,979    $    14,267    $   655,273
                                                                ===========    ===========    ===========
Weighted average shares of common stock outstanding               2,635,418      3,717,835      3,996,206

Add: Convertible preferred stock (Series B and Series C)
       dilutive effect                                              111,875        110,541         97,956
                                                                -----------    -----------    -----------
Weighted average shares of common stock outstanding - Diluted     2,747,293      3,828,376      4,094,162
                                                                ===========    ===========    ===========
Diluted net income per share                                    $      0.59    $      0.00    $      0.16
                                                                ===========    ===========    ===========

     Stock options to purchase 145,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at December 31, 1999 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2000 and 2004 .

     Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

NOTE 5. RESORT PROPERTY UNDER DEVELOPMENT

     Resort property under development totaling $2,943,936 at December 31, 1997 was reclassified to resort property held for Vacation Ownership Interest sales in 1998 upon completion of construction of VCA - Tucson. The resort opened to revenue paying guests in July 1998.

NOTE 6. DEFERRED ASSETS

     As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee, which is amortized to expense at the rate of $100 per Los Abrigados Vacation Ownership Interest sold. At December 31, 1998 and 1999, deferred assets included $154,235 and $147,535, respectively, of guarantee fees, net of accumulated amortization.

NOTE 7. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                           December 31,
                                                     --------------------------
                                                        1998           1999
                                                     -----------    -----------
Land                                                 $   379,704    $   379,704
Buildings and improvements                             4,061,056      4,345,020
Leasehold improvements                                    10,261         11,923
Furniture and fixtures                                   500,558        637,426
Office equipment                                         330,808        353,383
Computer equipment                                       486,092        508,190
Vehicles                                                  56,279        103,091
                                                     -----------    -----------
                                                       5,824,758      6,338,737
Accumulated depreciation                              (1,817,767)    (2,126,267)
                                                     -----------    -----------
                                                     $ 4,006,991    $ 4,212,470
                                                     ===========    ===========

     In March 1996, the Company, through a subsidiary, became the general partner of the limited partnership that owns Lomacasi Cottages in Sedona, Arizona, a 5.27-acre property approximately one mile from Los Abrigados. In December 1997, the Company sold its general partner interest in Lomacasi

Cottages to a non-affiliated buyer. In connection with the sale, the buyer assumed notes payable and the Company received as consideration 100,000 shares of its common stock valued at $625,000, resulting in a gain on the sale of $356,000.

NOTE 8. INCOME TAXES

     Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                                         December 31,
                                                                   --------------------------
                                                                      1998           1999
                                                                   -----------    -----------
Deferred Tax Assets:
  Nondeductible accruals for uncollectible receivables             $ 1,319,000    $ 1,265,000
  Tax basis in excess of book on resort property held
    for Vacation Ownership Interest sales                              215,000        183,000
  Deferred startup expenses for tax purposes                            60,500             --
  Intangible assets capitalized for tax purposes                        24,000         23,000
  Alternative minimum tax credit                                       369,000         88,000
  Net operating loss carryforwards                                   2,185,000      3,967,000
  Valuation allowance                                                       --     (1,190,000)
      Other                                                            231,500         13,000
                                                                   -----------    -----------
        Total deferred tax assets                                    4,404,000      4,349,000
                                                                   -----------    -----------
Deferred Tax Liabilities:
  Installment receivable gross profit deferred for tax purposes     (4,076,000)    (4,682,000)
  Tax amortization of loan fees in excess of book                      (59,000)       (43,000)
                                                                   -----------    -----------
        Total deferred tax liabilities                              (4,135,000)    (4,725,000)
                                                                   -----------    -----------
  Net deferred tax asset (liability)                               $   269,000    $  (376,000)
                                                                   ===========    ===========

     The provision for income taxes consists of the following:

                                                                   December 31,
                                                    ----------------------------------------
                                                       1997           1998          1999
                                                    -----------    -----------   -----------
     Current                                        $        --    $        --   $        --
     Deferred                                         1,145,000         45,500       473,570
                                                    -----------    -----------   -----------
     Total                                          $ 1,145,000    $    45,500   $   473,570
                                                    ===========    ===========   ===========

     A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                            Year Ended December 31,
                                                    ----------------------------------------
                                                       1997           1998          1999
                                                    -----------    -----------   -----------
Federal, computed on income before minority
  interest and income taxes                         $ 1,017,000    $    35,528   $   409,281
Minority interest                                       (60,000)            --        (9,197)
State, computed on income after minority interest
  and before income taxes                               169,000          6,500        39,724
Benefits of NOL carryforward                                 --             --    (1,156,485)
Change in valuation allowance                                --             --     1,190,247
Other                                                    19,000          3,472            --
                                                    -----------    -----------   -----------
Income tax expense                                  $ 1,145,000    $    45,500   $   473,570
                                                    ===========    ===========   ===========

     The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes. Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests, until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 1999.

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

     During 1999, the Company determined to provide a valuation allowance against the benefit of the net operating loss carryforwards in an amount approximately equal to 30% of this deferred asset. This determination was made due to the continuing tax loss that the Company has incurred.

     At December 31, 1999, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $9,756,440, which expire in 2001 through 2013. At December 31, 1999, Genesis had federal NOL carryforwards of approximately $1,350,000 which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

NOTE 9. NOTES PAYABLE

     Notes payable consist of the following:

                                                            December 31,
                                                    ---------------------------
                                                       1998            1999
                                                    -----------     -----------
Note payable, collateralized by consumer notes
  receivable, interest at prime plus 1.5% (10%
  at December 31, 1999) due through 2007            $ 3,870,383     $11,392,412
Construction note payable, collateralized by
  deed of trust on VCA-Tucson, interest at 12%
  plus $100 per annual VCA-Tucson Vacation
  Ownership Interest sold, due through 2001           5,843,506       5,104,422
Note payable, collateralized by deed of trust on
  Los Abrigados, the Inn at Los Abrigados and ILX
  Premiere Vacation Club, interest at prime plus
  2.5% (11% at December 31, 1999), due through 2005     333,889       1,937,067
Note payable, collateralized by deed of trust,
  interest at 10%, due through 2003                   1,500,000       1,378,087
Obligations under capital leases with interest
  at 8.5% to 17.1% (Note 18)                          1,514,146       1,319,313
Note payable, collateralized by deed of trust
  on Los Abrigados, interest at prime plus 2.5%
  (11% at December 31, 1999), due through 2003          991,483         962,245
Construction note payable, collateralized by
  deed of trust on Kohl's Ranch Lodge, interest
  at prime plus 2.5% (11% at December 31, 1999),
  due through 2003                                           --         900,390
Lines of credit aggregating $2,000,000, interest
  at prime plus 1.5% to prime plus 2.0% (10% to
  10.5% at December 31, 1999), collateralized by
  10% partnership interest in Los Abrigados
  Partners Limited Partnership ("LAP"), due
  through 2000                                        1,200,000         700,000
Note payable, collateralized by consumer notes
  receivable, interest at prime plus 3% (11.5%
  at December 31, 1999), due through 2001             1,038,296         595,857
Note payable, collateralized by LAP partnership
  interest, interest at 8%, due through 2002            621,011         579,320
Note payable by Employee Stock Ownership Plan
  and guaranteed by the Company, collateralized
  by Company stock purchased by the Plan, interest
  at prime plus 2.5% (11% at December 31, 1999),
  due through 2001                                           --         500,000
Note payable, collateralized by consumer notes
  receivable and an assignment of the Company's
  general partnership interest in LAP, interest
  at 10%, due through 2003                              500,000         400,000
Note payable, collateralized by deed of trust,
  interest at 8.5%, due through 2002                    420,318         396,511
Note payable, collateralized by LAP partnership
  interest, interest at prime plus 1.5% (10%
  at December 31, 1999), due through 2002               400,080         300,000
Note payable, collateralized by deed of trust,
  interest at 8.5%, due through 2003                    246,301         231,913
Note payable, collateralized by furniture,
  fixtures and equipment at VCA - South Bend,
  interest at 9.5%, due through 2001                    270,973         184,956
Other                                                   143,928         138,454
Notes payable repaid or extinguished in 1999          3,213,130              --
                                                    -----------     -----------
                                                    $22,107,444     $27,020,947
                                                    ===========     ===========

     At December 31, 1999, approximately $22.3 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 1999 are as follows:

     2000                                                 4,296,128
     2001                                                 7,033,967
     2002                                                 2,614,467
     2003                                                 4,145,964
     2004                                                 2,280,605
     Thereafter                                           6,649,816
                                                        -----------
                                                        $27,020,947
                                                        ===========

     In February 2000, the Company borrowed $600,000 with the intent to use such funds to purchase treasury stock. The note payable bears interest at 12% and is due through 2002.

NOTE 10. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following:

                                                             December 31,
                                                        ------------------------
                                                           1998         1999
                                                        ----------    ----------
Note payable, collateralized by LAP partnership
  interest, interest at 10%, due through 2003           $  894,078    $  700,000

Notes payable, collateralized by LAP partnership
  interest, interest at 8%, due through 2002                    --       400,000
                                                        ----------    ----------
                                                        $  894,078    $1,100,000
                                                        ==========    ==========

Future maturities of notes payable to affiliates at December 31, 1999 are as follows:

     2000                                               $  100,000
     2001                                                  100,000
     2002                                                  200,000
     2003                                                  700,000
                                                        ----------
                                                        $1,100,000
                                                        ==========

     Total interest expense on notes payable to affiliates for the years ended December 31, 1997, 1998 and 1999 was approximately $147,000, $132,000 and
$89,000, respectively. Interest payable to affiliates at December 31, 1998 and 1999 was approximately $36,000 and $26,000, respectively.

NOTE 11. MINORITY INTERESTS

     Minority interests consisted primarily of the Company's interests in LAP, the Arizona limited partnership that owns and operates Los Abrigados. Through August 1997, the Company held a 78.5% interest in LAP and the 21.5% minority interest was held by Class B limited partners. In August 1997, the Company acquired the Class B Limited Partnership Interest in LAP for a purchase price of $2,920,000 consisting of $820,000 cash, the issuance of 20,000 shares of the Company's common stock valued at $6.25 per share, and the issuance of promissory notes in the amounts of $1,300,000 and $675,000.

     In June 1998, the Company acquired a 51% interest in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona, and while the Company anticipates the possibility of expanding these operations to additional vacation destinations, to date the operations of TRBI have not been material to the Company.

NOTE 12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Operating leases are used to lease office space, equipment and vehicles. Future minimum lease payments on noncancelable operating leases at December 31, 1999 are as follows:

     2000                                               $  446,000
     2001                                                  342,000
     2002                                                  147,000
     2003                                                   95,000
     2004                                                   79,000
                                                        ----------
                                                        $1,109,000
                                                        ==========

     Total rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $532,000, $499,000, and $498,000 respectively.

LEGAL PROCEEDINGS

     A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of VCA-Tucson. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at December 31, 1999.

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At December 31, 1999, approximately $46,000 of the $110,000 has been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for $32,904 in attorneys' fees plus taxable costs.

     In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in the discovery stage.

     Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

OTHER

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3%, with interest payable monthly and any unpaid principal balance due on December 31, 2000. At December 31, 1999, there had been no funds advanced under this agreement.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for Sedona Vacation Club, the proceeds of which will be used for renovations at Los Abrigados. Sedona Vacation Club intends to repay the interest and principal on the loan from proceeds it receives from a special assessment of its owners and from their reserve payments for the year 2000 and future years. The line of credit bears interest at prime plus 2.5% and is due through 2002.

NOTE 13. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     At December 31, 1998 and 1999, preferred stock includes 59,845 shares of the Company's Series A Preferred Stock carried at $598,450. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $47,894, $47,998 and $48,207 in 1997, 1998 and 1999, respectively. Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 1999, notes receivable in the amount of approximately $332,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

     At December 31, 1998 and 1999, preferred stock also includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for five shares of preferred stock.

     Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. Through September 1996, these shares could also have been exchanged for lodging certificates under certain conditions.

     At December 31, 1998 and 1999, preferred stock also includes 265,623 and 191,133 shares of the Company's Series C Convertible Preferred Stock carried at $731,441 and $525,848. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") could have been converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 1997, 1998 and 1999, the Company recorded the exchange of 11,334, 0 and 74,490 Series C Convertible shares for 3,778, 0 and 24,830 common shares, respectively. For the year ended December 31, 1997, 797 common shares were issued to exchanging shareholders for their 1997 dividend arrearage. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

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

     For the years ended December 31, 1997, 1998 and 1999, the Company issued 17,240, 28,100 and 89,850 shares of restricted common stock, or treasury stock, valued at $49,387, $81,227 and $94,926, respectively, to employees in exchange for services provided.

     During 1998 and 1999, the Company purchased 237,000 and 186,400 shares of its Common Stock for $622,700 and $368,383. During 1998, 420 of these shares were re-issued to employees and a consultant and valued at $1,444.

     In December 1999, the Company retired 526,040 shares of treasury stock valued at $1,642,226.

     In December 1999, the Company spun off its 80% ownership interest in SWI through a prorata distribution to the common shareholders of ILX of the 3,360,000 common shares of SWI held by the Company. The spin-off was recorded as a reduction in common stock of $406,635. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3% with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. At December 31, 1999, there had been no funds advanced under this agreement.

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

NOTE 15. EMPLOYEE STOCK OWNERSHIP PLAN

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for all eligible employees which aligns their interests with those of the Company. Generally, all employees who have completed one year of service, have attained the age of 21 and complete 1000 hours of service during the plan year are eligible to participate in the ESOP. During the twelve months ended December 31, 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP and recorded this amount as compensation expense.

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by stock purchased with the funds and guaranteed by the Company. The Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. As of December 31, 1999, the ESOP had borrowed $500,000 on the line. The debt is included in notes payable (Note 9).

     During the year ended December 31, 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market and, at December 31, 1999, held these 375,300 shares and $2,661 in cash. The 257,400 of these shares purchased with borrowed funds have neither been allocated to nor committed to be released to participant accounts as of December 31, 1999 and are collateral for the $500,000 borrowing. At December 31, 1999, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation. The fair market value of the unallocated shares at December 31, 1999 was approximately $386,100.

NOTE 16. EMPLOYEE STOCK OPTION PLANS

     The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 200,000 shares. The number of shares available for grant under the Plans at December 31, 1998 and December 31, 1999 were 46,800 and 54,300, respectively.

     Stock option transactions are summarized as follows:

     Outstanding at December 31, 1996                                    66,000
     Options canceled                                                    (5,600)
                                                                    -----------
     Outstanding at December 31, 1997                                    60,400
     Options granted                                                    100,000
     Options canceled                                                    (7,200)
                                                                    -----------
     Outstanding at December 31, 1998                                   153,200
     Options granted                                                     10,000
     Options canceled                                                   (17,500)
                                                                    -----------
     Outstanding at December 31, 1999                                   145,700
                                                                    ===========

     The exercise price for options granted in 1998 and 1999 were $6.75 and $3.25 per share, respectively. The exercise price for options outstanding at December 31, 1999 ranged from $3.25 to $8.125 per share. There were no changes in the exercise price of outstanding options during 1999. Options outstanding at December 31, 1999 have expiration dates as follows:

     Year Ending                                                     Options for
     December 31,                                                       Shares
     ------------                                                       ------

        2000                                                             10,000
        2001                                                                 --
        2002                                                            100,000
        2003                                                                 --
        2004                                                             35,700
                                                                      ---------
                                                                        145,700
                                                                      =========

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

                                                              December 31,
                                                        -----------------------
                                                          1998          1999
                                                        ---------     ---------
     Net Income (Loss)
       As reported                                      $  62,264     $ 703,149
       Proforma                                          (237,036)      702,783

     Primary and Diluted Loss per share
       As reported                                      $    0.00     $    0.16
       Proforma                                             (0.06)         0.16

     Weighted-Average Assumptions:
       Dividend yield                                   $    0.00     $    0.00
       Expected volatility                                   62.9%         64.5%
       Risk-free interest rate                                5.6%          5.0%
       Expected life of options, in years                       4             5

NOTE 17. PROFIT SHARING PLAN

     The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate. The Company contributes a discretionary amount to the plan as determined by the Board of Directors. The Company declared contributions of $100,000, $100,000 and $50,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

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

     In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leased the building through SWI for an initial one-year term, with four one-year options to renew through December 2000. Rent of $48,000 per year was paid in each of 1997, 1998 and 1999. Effective January 1, 2000, the Company entered into a new agreement between ILX and the affiliate to lease the building for a two-year term with three one-year options to renew at the rate of $48,000 per year.

     In September 1998, the Company entered into an agreement with an affiliate to pay off at a $200,000 discount a promissory note with a principal balance before the discount of $998,349. The $200,000 discount has been recorded as a capital transaction.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty vacation ownership interests for the price of $500,000, which is approximately equal to the affiliate's historical cost. The vacation ownership interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a note payable to affiliates (Note 10). The agreement also modified the terms of a previously existing note payable to a related affiliate.

NOTE 19. CAPITAL LEASES

     Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $2,451,075 and $2,768,636 (net of accumulated amortization of $936,929 and $1,449,323) at December 31, 1998 and 1999, respectively. The leases expire through 2002. Future minimum lease payments at December 31, 1999 are as follows:

     2000                                                           $  854,406
     2001                                                              475,254
     2002                                                              131,486
     2003                                                               24,754
     2004                                                               13,572
                                                                    ----------
     Total                                                           1,499,472
     Less: Amounts representing interest                              (180,159)
                                                                    ----------
     Net minimum lease payments                                     $1,319,313
                                                                    ==========

NOTE 20. CONCENTRATIONS OF RISK

CREDIT RISK

     The Company is exposed to on-balance sheet credit risk related to its notes receivable. The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

     The Company offers financing to the buyers of Vacation Ownership Interests at the Company's resorts. These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven-year period and are collateralized by a first mortgage on the Vacation Ownership Interest. The Company bears the risk of defaults on these promissory notes. The Company performs credit evaluations prior to Vacation Ownership Interest sales and the Vacation Ownership Interest deed of trust serves as collateral on the note receivable. If a buyer of a Vacation Ownership Interest defaults, the Company generally recovers the Vacation Ownership Interest by receiving a deed back from the owner or through foreclosure. The Company may resell the Vacation Ownership Interest; however, marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

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

NOTE 21. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                  1997
                                                            Three Months Ended
                                          ------------------------------------------------------
                                            March 31      June 30     September 30   December 31
                                          -----------   -----------   -----------    -----------
Revenues                                  $ 7,783,805   $ 8,942,588   $ 9,997,859    $ 9,686,494
Operating income                              714,647     1,271,352     1,335,128      1,399,022
Net income                                    106,204       422,823       457,019        681,827
Net income (loss) per share - basic               .03           .15           .16            .25
Net income (loss) per share - diluted             .03           .15           .16            .24

                                                                  1998
                                                            Three Months Ended
                                          ------------------------------------------------------
                                            March 31      June 30     September 30   December 31
                                          -----------   -----------   -----------    -----------
Revenues                                  $ 8,527,163   $ 9,241,602   $ 9,629,431    $ 9,459,387
Operating income                              894,340     1,122,728       413,771       (252,207)
Net income                                    232,825       432,110       (60,340)      (542,331)
Net income (loss) per share - basic               .08           .10          (.02)          (.14)
Net income (loss) per share - diluted             .08           .10          (.02)          (.13)

                                                                  1999
                                                            Three Months Ended
                                          ------------------------------------------------------
                                            March 31      June 30     September 30   December 31
                                          -----------   -----------   -----------    -----------
Revenues                                  $ 8,778,645    10,410,889   $11,005,069     10,244,297
Operating income                              687,948     1,360,225     1,080,611        911,033
Net income                                      4,877       392,677       224,276         81,319
Net income per share - basic                      .00           .10           .05            .02
Net income per share - diluted                    .00           .09           .05            .02

     The 1997, 1998 and 1999 net income (loss) per share does not equal the summation of the quarters due to rounding and the weighting of average shares.

NOTE 23. SIGNIFICANT FOURTH QUARTER ADJUSTMENT

     There were no material fourth quarter adjustments or accounting changes.

                                   EXHIBITS TO
                                 1999 FORM 10-K

                            ILX RESORTS INCORPORATED

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

3.(ii)      Amended  and  Restated  Bylaws  of   International       Incorporated  by  reference to
            Leisure  Enterprises  Incorporated,  dated October       1990 10-K
            26, 1987

4           Form of Common Stock Certificate                         Incorporated  by  reference to
                                                                     Form 8-A,  filed  February  4, 1998

10.1        1992 Stock Option Plan                                   Incorporated  by  reference to
                                                                     1992 10-K

10.2        1995 Stock Option Plan                                   Incorporated  by  reference to
                                                                     1995 10-K

Exhibit                                                                    Page Numbers or
Numbers                    Description                                     Method of Filing
-------                    -----------                                     ----------------
10.3        Agreement and Plan of Merger among ILE  Acquistion       Incorporated  by  reference to
            Corporation,   International  Leisure  Enterprises       1992 10-K
            Incorporated and Genesis  Investment Group,  Inc.,
            dated March 15, 1993

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

10.9        First  Amendment  to  Amended   Agreement  of  Los       Incorporated  by  reference to
            Abrigados  Partners  Limited  Partnership,   dated       1995 10-K
            February 9, 1996

10.10       Consulting  Agreement  between  Investor  Resource       Incorporated  by  reference to
            Services, Inc. and ILX Incorporated, dated January       1/7/97 8-K
            1, 1997

10.11       Consulting  Agreement between Universal Solutions,       Incorporated  by  reference to
            Inc. and ILX Incorporated                                1/7/97 8-K

10.12       Installment  Promissory  Note  ($1,300,000) by ILX       Incorporated  by  reference to
            Incorporated to Martori  Enterprises  Inc.,  dated       Form  8-K,  filed  August  22,
            August 8, 1997                                           1997

10.13       Security  Agreement  between ILX  Incorporated and       Incorporated  by  reference to
            Martori Enterprises Inc., dated August 8, 1997           Form  8-K,  filed  August  22,
                                                                     1997

10.14       Amended and Restated Promissory Note ($909,078) by       Incorporated  by  reference to
            ILX  Incorporated  to  Edward  J.  Martori,  dated       Registration Statement on Form
            January 1, 1996                                          S-1 No. 333-45403

10.15       Agreement   to   Modify   Amended   and   Restated       Incorporated  by  reference to
            Promissory   Note   ($909,078)   by  ILX   Resorts       9/30/99 10-Q
            Incorporated to Edward J. Martori dated January 1,
            1996   and  the   sale  by   Martori   Enterprises
            Incorporated  to ILX Resorts  Incorporated  and/or
            its   nominee   of  certain   vacation   ownership
            interests  in ILX Premiere  Vacation  Club and VCA
            South Bend Incorporated

10.16       Agreement  for  Transfer  of  Limited  Partnership       Incorporated  by  reference to
            Interest by ILX  Incorporated and Alan R. Mishkin,       Form  8-K,  filed  August  22,
            dated August 29, 1997                                    1997

10.17       Installment  Promissory  Note  ($675,000)  by  ILX       Incorporated  by  reference to
            Incorporated  to Alan R. Mishkin  dated  September       Form  8-K,  filed  August  22,
            24, 1997                                                 1997

10.18       Security    (Pledge)    Agreement    between   ILX       Incorporated  by  reference to
            Incorporated and Alan R. Mishkin,  dated September       Form  8-K,  filed  August  22,
            24, 1997 Incorporated by reference to 1992 10-K          1997

Exhibit                                                                    Page Numbers or
Numbers                    Description                                     Method of Filing
-------                    -----------                                     ----------------
10.19       Form of  Employment  Agreement  among ILX  Resorts       Incorporated  by  reference to
            Incorporated  and each of  Joseph  Martori,  Nancy       Registration Statement on Form
            Stone and Edward Zielinski                               S-1 No. 333-45403

10.20       Letter Agreement between Texas Capital  Securities       Incorporated  by  reference to
            and ILX Incorporated, dated January 7, 1997              Registration Statement on Form
                                                                     S-1 No. 333-45403

10.21       Assumption   Agreement  among  Investor   Resource       Incorporated  by  reference to
            Services,  Inc.,  ILX  Incorporated,  and  Martori       Form 8-K, filed May 20, 1997
            Enterprises Incorporated, dated January 1, 1997

10.22       Assumption    Agreement    among   Texas   Capital       Incorporated  by  reference to
            Securities,    ILX    Incorporated   and   Martori       Form 8-K, filed May 20, 1997
            Enterprises, Inc., dated January 7, 1997

10.23       Stock   Purchase    Agreement    between   Genesis       Incorporated  by  reference to
            Investment  Group,  Inc. and Goodyear 93,  L.L.C.,       Registration Statement on Form
            dated December 5, 1997                                   S-1 No. 333-45403

10.24       Option Agreement between Texas Capital  Securities       Incorporated  by  reference to
            and ILX Incorporated, dated January 7, 1997              Form  8-K,  filed  January  7,
                                                                     1997

10.25       Secured Line of Credit Lending  Agreement  between       Incorporated  by  reference to
            Litchfield  Financial  Corporation and ILX Resorts       6/30/98 10-Q
            Incorporated,   Los  Abrigados   Partners  Limited
            Partnership and Premiere Development  Incorporated
            dated as of June 12, 1998

10.26       Secured  Line of Credit  Promissory  Note  between       Incorporated  by  reference to
            Litchfield  Financial  Corporation and ILX Resorts       6/30/98 10-Q
            Incorporated,   Los  Abrigados   Partners  Limited
            Partnership and Premiere Development  Incorporated
            dated as of June 12, 1998

10.27       Business Agreement among ILX Resorts Incorporated,       Incorporated  by  reference to
            Premiere  Vacation  Club and Premiere  Development       6/30/98 10-Q
            Incorporated  and  Treasures of the Sea of Cortez,
            Promotura de Inversion  Turistica,  Immobiliaria y
            Hotelera  Los  Algodones  and  Immobiliaria  Cerro
            Pelon dated as of June 8, 1998

10.28       Amended  and  Restated   Secured  Line  of  Credit       Incorporated  by  reference to
            Lending     Agreement    between    ILX    Resorts       9/30/98 10-Q
            Incorporated,   Los  Abrigados   Partners  Limited
            Partnership,  ILE Sedona Incorporated,  VCA Tucson
            Incorporated,   VCA   South   Bend   Incorporated,
            Premiere  Development  Incorporated and Litchfield
            Financial  Corporation  dated as of September  17,
            1998

10.29       Agreement for Sale and Transfer of Promissory Note       Incorporated  by  reference to
            between  ILX  Resorts   Incorporated  and  Martori       9/30/98 10-Q
            Enterprises Incorporated dated as of September 29,
            1998

10.30       Contract  of Sale of  Timeshare  Receivables  with       Incorporated  by  reference to
            Recourse between Resort Funding, Inc. and Premiere       1998 10-K
            Development  Incorporated  dated as of  March  19,
            1999

10.31       Guaranty    Agreement    between    ILX    Resorts       Incorporated  by  reference to
            Incorporated and Resort Funding,  Inc. dated as of       1998 10-K
            March 19, 1999

Exhibit                                                                    Page Numbers or
Numbers                    Description                                     Method of Filing
-------                    -----------                                     ----------------
10.32       Rider to Contract between Resort Funding, Inc. and       Incorporated  by  reference to
            Premiere Development  Incorporated dated March 24,       1998 10-K
            1999  to  supplement   the  Contract  of  Sale  of
            Timeshare  Receivables  with Recourse  dated as of
            March 19, 1999

10.33       Credit Agreement between Patrick J. McGroder, III,       Incorporated  by  reference to
            Nancy J. Stone,  and James W. Myers,  Trustees for       9/30/99 10-Q
            the  ILX  Resorts   Incorporated   Employee  Stock
            Ownership Plan and Trust and Litchfield  Financial
            Corporation dated as of August 12, 1999

10.34       Sedona Worldwide Incorporated Form 10-SB                 Incorporated  by  reference to
                                                                     SWI's   Form   10-SB  on  Form
                                                                     10SB12G No.  000-25025,  filed
                                                                     November 4, 1998

10.35       Sedona Worldwide  Incorporated  Amendment No. 1 to       Incorporated  by  reference to
            Form 10-SB                                               SWI's  Amendment No. 1 to Form
                                                                     10-SB  on  Form  10-12G/A  No.
                                                                     000-25025, filed July 2, 1999

10.36       Sedona Worldwide  Incorporated  Amendment No. 2 to       Incorporated  by  reference to
            Form 10-SB                                               SWI's  Amendment No. 2 to Form
                                                                     10-SB  on Form  10SB12G/A  No.
                                                                     000-25025,  filed November 12,
                                                                     1999

10.37       Sedona Worldwide  Incorporated  Amendment No. 3 to       Incorporated  by  reference to
            Form 10-SB                                               SWI's  Amendment No. 3 to Form
                                                                     10-SB  on  Form   1012G/A  No.
                                                                     000-25025,  filed  December 8,
                                                                     1999

10.38       Letter  Agreement,  dated as of October 28,  1999,       Filed herewith
            among  ILX   Resorts   Incorporated   and   Sedona
            Worldwide Incorporated

10.39       Schedule  14C  Definitive   Information  Statement       Incorporated  by  reference to
            pursuant  to  Section  14(c)  of  the   Securities       Schedule  14C on Form No.  DEF
            Exchange   Act  of  1934  for   Sedona   Worldwide       14C   No.   001-13855,   filed
            Incorporated                                             January 3, 2000

10.40       Promissory   Note   ($600,000)   by  ILX   Resorts       Filed herewith
            Incorporated to The Steele Foundation,  Inc. dated
            February 23, 2000

10.41       Lease  Agreement  between  Edward John Martori and       Filed herewith
            ILX Resorts Incorporated dated January 1, 2000

10.42       Installment  Promissory  Note  ($500,000)  by  ILX       Filed herewith
            Resorts   Incorporated   to  Martori   Enterprises
            Incorporated dated August 1, 1999 Filed herewith

21          List of Subsidiaries of ILX Resorts Incorporated         Filed herewith

27.1        Financial  Data Schedule - Year Ended December 31,       Filed herewith
            1999