Form 10-Q
period 2000-03-31
ILX RESORTS INC
filed 2000-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2000            Commission File Number 001-13855

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                  Outstanding at March 31, 2000
-------------------------------                    -----------------------------
Common Stock, without par value                           3,783,573 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  December 31,       March 31,
                                                      1999             2000
                                                  ------------     ------------
                                                                    (Unaudited)
                                     ASSETS
Cash and cash equivalents                         $  2,971,365     $  2,845,105
Notes receivable, net                               23,145,383       23,619,339
Resort property held for Vacation
  Ownership Interest sales                          21,742,875       21,310,275
Resort property under development                      346,786          405,952
Land held for sale                                   1,596,759        1,602,597
Deferred assets                                        227,933          172,781
Property and equipment, net                          4,212,470        4,348,289
Other assets                                         3,144,951        2,312,385
                                                  ------------     ------------

  TOTAL ASSETS                                    $ 57,388,522     $ 56,616,723
                                                  ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                $    923,016     $    654,702
  Accrued and other liabilities                      2,679,107        2,908,711
  Due to affiliates                                     26,282               --
  Notes payable                                     27,020,947       25,929,838
  Notes payable to affiliates                        1,100,000        1,100,000
  Income taxes payable                                 376,223          655,709
                                                  ------------     ------------

    Total liabilities                               32,125,575       31,248,960
                                                  ------------     ------------

MINORITY INTERESTS                                      23,778           88,055
                                                  ------------     ------------
SHAREHOLDERS' EQUITY

  Preferred stock, $10 par value; 10,000,000
    shares authorized; and 305,978 shares
    issued and outstanding; liquidation
    preference of $3,059,780                         1,179,298        1,179,298
  Common stock, no par value; 30,000,000
    shares authorized; 3,921,173 and
    3,956,773 shares issued                         18,069,840       18,099,515
  Treasury stock, at cost, 0 and 173,200
    shares, respectively                                    --         (341,757)
  Additional paid in capital                           279,450          250,975
  Guaranteed ESOP Obligation                          (500,000)        (375,000)
  Retained earnings                                  6,210,581        6,466,677
                                                  ------------     ------------

    Total shareholders' equity                      25,239,169       25,279,708
                                                  ------------     ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 57,388,522     $ 56,616,723
                                                  ============     ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1999             2000
                                                   -----------     ------------
Timeshare revenues:
  Sales of Vacation Ownership Interests            $ 5,151,509     $  5,946,856
  Resort operating revenue                           2,863,003        3,124,210
  Interest income                                      764,133          939,955
                                                   -----------     ------------

      Total timeshare revenues                       8,778,645       10,011,021
                                                   -----------     ------------

Cost of sales and operating expenses:
  Cost of Vacation Ownership Interests sold            693,474          816,391
  Cost of resort operations                          2,813,041        2,995,581
  Sales and marketing                                3,408,966        3,580,485
  General and administrative                           930,560        1,081,632
  Provision for doubtful accounts                      150,846          223,481
  Depreciation and amortization                        112,702          136,535
                                                   -----------     ------------
      Total cost of sales and
        operating expenses                           8,109,589        8,834,105
                                                   -----------     ------------

Timeshare operating income                             669,056        1,176,916

Income from land and other, net                         18,892            2,460
                                                   -----------     ------------

Total operating income                                 687,948        1,179,376

Interest expense                                      (672,281)        (689,003)
                                                   -----------     ------------
Income before income taxes and
  minority interests                                    15,667          490,373

Income tax expense                                      (4,000)        (170,000)
                                                   -----------     ------------

Income before minority interests                        11,667          320,373

Minority interests                                      (6,790)         (64,277)
                                                   -----------     ------------

Net income                                         $     4,877     $    256,096
                                                   ===========     ============
Net income per share

     Basic                                         $      0.00     $       0.06
                                                   ===========     ============

     Diluted                                       $      0.00     $       0.06
                                                   ===========     ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                    ---------------------------
                                                       1999             2000
                                                    -----------     -----------
Cash flows from operating activities:
  Net income                                        $     4,877     $   256,096
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Undistributed minority interest                       6,790          64,277
    Deferred income taxes                                 4,000              --
    Provision for doubtful accounts                     150,846         223,481
    Depreciation and amortization                       112,702         136,535
    Amortization of guarantee fees                        2,900             700
    Change in assets and liabilities:
      Decrease in resort property held for
        Vacation Ownership Interest sales               712,547         432,600
      Increase in resort property under
        development                                    (139,689)        (59,166)
      Increase in land held for sale                     (8,607)         (5,838)
      Decrease (increase) in other assets              (517,823)        928,591
      Decrease in accounts payable                     (248,709)       (268,314)
      Increase in accrued and other liabilities         235,406         259,279
      Decrease in due to affiliates                          --         (26,282)
      Increase in income taxes payable                       --         279,486
                                                    -----------     -----------

Net cash provided by operating activities               315,240       2,221,445
                                                    -----------     -----------
Cash flows from investing activities:
    Notes receivable, net                            (1,436,622)       (697,437)
    Decrease (increase) in deferred assets               (6,746)         54,452
    Purchases of plant and equipment, net              (497,453)       (271,854)

Net cash used in investing activities                (1,940,821)       (914,839)
                                                    -----------     -----------
Cash flows from financing activities:
    Proceeds from notes payable                       7,352,450       2,563,387
    Principal payments on notes payable              (4,805,922)     (3,654,496)
    Acquisition of treasury stock and other             (53,975)       (341,757)
                                                    -----------     -----------
Net cash (used in) provided by financing
  activities                                          2,492,553      (1,432,866)
                                                    -----------     -----------
(Decrease) Increase in cash and cash
  equivalents                                           866,972        (126,260)

Cash and cash equivalents at beginning
  of period                                           3,196,710       2,971,365
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 4,063,682     $ 2,845,105
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Until December 31, 1999, the Company's operations also included marketing of skin and hair care products through its then majority owned subsidiary Sedona Worldwide Incorporated ("SWI"). This activity was not considered significant to resort operations.

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

                                       Three Months Ended March 31,
                                       ----------------------------
                                         1999                2000
                                       --------            --------
Interest paid                          $629,000            $706,000
Income taxes paid                            --                  --
Capitalized interest                         --                  --

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in 1997. There were no significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the three months ended March 31, 1999 or 2000.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the three months ended March 31, 1999 or 2000.

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

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                    1999               2000
                                                 ----------         -----------
Net income                                       $     4,877        $   256,096
Less: Series A preferred
  stock dividends                                    (11,969)           (11,969)
Net income available to common
  stockholders - basic                           $    (7,092)       $   244,127
                                                 ===========        ===========
Weighted average shares of common
  stock outstanding - basic                        4,028,421          3,884,086
                                                 ===========        ===========
Basic net income per share                       $      0.00        $      0.06
                                                 ===========        ===========

                          DILUTED NET INCOME PER SHARE

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1999              2000
                                                  -----------       -----------
Net income                                        $     4,877       $   256,096
Less: Series A preferred
  stock dividends                                     (11,969)          (11,969)
                                                  -----------       -----------
Net income available to
  common stockholders - diluted                   $    (7,092)      $   244,127
                                                  ===========       ===========
Weighted average shares of commo
  stock outstanding                                 4,028,421         3,884,086
Add: Convertible preferred stock
  (Series B and C) dilutive effect                    110,541            85,711
                                                  -----------       -----------
Weighted average shares of common
  stock outstanding - diluted                       4,138,962         3,969,797
                                                  ===========       ===========
Diluted net income per share                      $      0.00       $      0.06
                                                  ===========       ===========

     Stock options to purchase 145,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at March 31, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2000 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

     During the first quarter of 2000, the Company issued 35,600 shares of restricted common stock, valued at $29,675, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. Also during the first quarter of 2000, the Company purchased 173,200 shares of its common stock for $341,757.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Costs associated with the acquisition and development of Vacation Ownership Interests, including carrying costs such as interest and taxes, are capitalized and amortized to cost of sales as the respective revenue is recognized.

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999            2000
                                                      ---------      ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                    58.7%          59.4%
  Resort operating revenue                                 32.6%          31.2%
  Interest income                                           8.7%           9.4%
                                                      ---------      ---------
  Total timeshare revenues                                100.0%         100.0%
                                                      =========      =========
As a percentage of sales of Vacation
  Ownership Interests:
  Cost of Vacation Ownership Interests sold                13.5%          13.7%
  Sales and marketing                                      66.2%          60.2%
  Provision for doubtful accounts                           2.9%           3.8%
  Contribution margin percentage from sale
   of Vacation Ownership Interests (1)                     17.4%          22.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                98.3%          95.9%

As a percentage of total timeshare revenues:
  General and administrative                               10.6%          10.8%
  Depreciation and amortization                             1.3%           1.4%
  Timeshare operating income                                7.6%          11.8%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                 332            371
  Average sales price per Vacation Ownership
    Interest sold (excluding revenues from
    Upgrades) (2)                                     $  13,563      $  13,828
  Average sales price per Vacation Ownership
    Interest sold (including revenues from
    Upgrades) (2)                                     $  15,517      $  15,421

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 503 and 589 biennial and annual Vacation Ownership Interests for the three months ended March 31, 1999 and 2000, respectively.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 2000

     Sales of Vacation Ownership Interests increased 15.4% or $795,347 in 2000 to $5,946,856 from $5,151,509 in 1999 reflecting an increase in sales from the Sedona sales office, net of decreases in sales from the VCA-South Bend and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is a result of both an increase in the number of tours and an improved closing rate (sales as a percentage of tours). The decrease in sales from the VCA-South Bend sales office reflects the reduction from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

due to a decrease in tour flow in part as a result of reducing the operation from seven days to five days a week to gain certain operating efficiencies. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 2.0% or $265 in 2000 to $13,828 from $13,563 in 1999, reflecting the higher per unit sales prices achieved for sales of ILX Premiere Vacation Club Vacation Ownership Interests.

     The number of Vacation Ownership Interests sold increased 11.7% from 332 in 1999 to 371 in 2000 largely due to greater tour flow and a higher closing rate at the Sedona sales office. Sales of Vacation Ownership Interests in 2000 included 436 biennial Vacation Ownership Interests (counted as 218 annual Vacation Ownership Interests) compared to 342 biennial Vacation Ownership Interests (counted as 171 annual Vacation Ownership Interests) in 1999.

     Upgrade revenue, included in Vacation Ownership Interest sales, decreased 8.9% from $648,442 in 1999 to $590,865 in 2000. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased from $15,517 in 1999 to $15,421 in 2000 as a result of the reduced Upgrade revenue, offset in part by increased sales of ILX Premiere Vacation Club Ownership Interests, which sell for higher prices than Vacation Ownership Interests in individual ILX resorts.

     Resort operating revenues increased 9.1% or $261,207 in 2000 to $3,124,210 from $2,863,003 in 1999, reflecting net increased occupancy and average receipts, including the growth of business at VCA-Tucson, which opened in the third quarter of 1998. Cost of resort operations improved from 98.3% in 1999 to 95.9% in 2000 as a result of net increases in operating efficiencies, including VCA-Tucson.

     The 23.0% increase in interest income from $764,133 in 1999 to $939,955 in 2000 is a result of the increased Customer Notes retained by the Company and increases in interest rates charged by the Company on its Customer Notes, consistent with its strategy to retain and borrow against, rather than sell, a greater portion of its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, thereby benefiting from the interest spread between the customer rate and the lower Company borrowing rate.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased slightly from 13.5% in 1999 to 13.7% in 2000 due to product mix in ILX Premiere Vacation Club.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 60.2% in 2000 from 66.2% in 1999 reflecting the impact of sales and marketing changes made in the first quarter of 1999, which resulted in a greater number of tours and increased closing rates at the Sedona sales office, net of high costs of marketing to the VCA-South Bend sales office in the first half of 1999. Those marketing efforts that were not cost effective in generating tours to the South Bend sales office were eliminated beginning in the third quarter of 1999, and the sales operation correspondingly reduced.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 3.8% of sales of Vacation Ownership Interests in 2000, compared to 2.9% in 1999, reflecting the Company's decision to increase the provision on new sales effective in the third quarter of 1999.

     General and administrative expenses increased 16.2% to $1,081,632 in 2000 from $930,560 in 1999. General and administrative expenses increased slightly to 10.8% as a percentage of total timeshare revenues in 2000 compared to 10.6% in 1999. The increase reflects recognition in 2000 of ESOP contributions and increased property tax recognition on VCA-South Bend and VCA-Tucson. The ESOP Plan was adopted in the second quarter of 1999.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The 2.5% increase in interest expense from $672,281 in 1999 to $689,003 in 2000 reflects an increase in borrowings against customer notes receivable as the Company retains and borrows against more of its consumer paper and an increase in interest rates, net of fluctuations in the balances of borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the three months ended March 31, 1999 and 2000, cash provided by operations was $315,240 and $2,221,445, respectively. The increase is due to increased income and resultant income taxes payable as well as decreased other assets. The decrease in other assets is related to advances made to Sedona Vacation Club Homeowners' Association for renovations as of December 31, 1999, which were reimbursed in the first quarter of 2000 and to timing of collections of homeowners' dues. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

     At December 31, 1999, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $9.8 million, which expire in 2001 through 2012. At December 31, 1999, Genesis had federal NOL carryforwards of approximately $1.4 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the three months ended March 31, 1999 and 2000 was $1,940,821 and $914,839, respectively. The decrease is due to a reduction in the increase of notes receivable from prior year end to the end of the respective first quarters. The Company began hypothecating rather than selling a greater portion of notes receivable in first quarter 1999. The Company continued this strategy in 2000; therefore, there was a larger increase in the notes receivable balance from December 31, 1998 to March 31, 1999, as compared to the increase from December 31, 1999 to March 31, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. During 2000, the Company advanced funds toward the cost of construction of the San Carlos Vacation Ownership Interests. The Company funded such advances with proceeds from a financing commitment established for this purpose. In 2000, the Company is building twelve additional cabins at Kohl's Ranch, for which a financing commitment equal to the construction cost is in place.

     Customer defaults have a significant impact on cash available to the Company from financing customer notes receivables in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by the Company's stock purchased with the funds and guaranteed by the Company. The Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. As of December 31, 1999, the ESOP had borrowed the full $500,000 on the line. In January 2000, the Company contributed $125,000 to the ESOP, which the ESOP used to repay principal on the line, reducing the borrowing to $375,000 at March 31, 2000.

     During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market, including 257,400 with borrowed funds and, at March 31, 2000, held the 375,300 shares and $2,610 in cash. The shares purchased with borrowed funds had not been allocated to participant accounts as of March 31, 2000 and are collateral for the borrowing. The fair market value of the unallocated shares at March 31, 2000 was approximately $482,625.

     The leveraged and unallocated shares will be released at the end of the current Plan year (December 31, 2000) based on the amount of principal and interest payments made during the year. During the quarter ended March 31, 2000, the Company paid and recognized as an expense contributions of $10,213 for interest and $125,000 for principal.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At March 31, 2000, $30.7 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At March 31, 2000, approximately $27.6 million is available under these commitments.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     At March 31, 1999 and 2000, the Company had approximately $19.1 million and $18.8 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3%, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. At March 31, 2000, there had been no funds advanced under this agreement.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. The note is collateralized by cash or stock, bears interest at 12% and is due through 2002. As of March 31, 2000, the Company purchased 114,600 shares of stock at a cost of $240,000 with funds provided by this note. The remaining $360,000 is classified as restricted cash and is included in "Other Assets" on the balance sheet.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 2000. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of VCA-Tucson. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at December 31, 1999 and March 31, 2000.

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At March 31, 2000, approximately $46,000 of the $110,000 has been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for $32,904 in attorneys' fees plus taxable costs.

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



                      ILX RESORTS INCORPORATED (Registrant)


                              /s/ Joseph P. Martori
                      -------------------------------------
                                Joseph P. Martori
                             Chief Executive Officer


                               /s/ Nancy J. Stone
                      -------------------------------------
                                 Nancy J. Stone
                                    President


                             /s/ Margaret M. Eardley
                      -------------------------------------
                               Margaret M. Eardley
                            Executive Vice President
                             Chief Financial Officer


                              /s/ Stephen W. Morgan
                      -------------------------------------
                              Senior Vice President
                              Corporate Controller


Date: As of May 11, 2000