Form 10-Q
period 2000-06-30
ILX RESORTS INC
filed 2000-08-09
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2000             Commission File Number 001-13855
                      -------------                                    ---------


                            ILX RESORTS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            ARIZONA                                      86-0564171
-------------------------------             ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2000
-------------------------------                     ----------------------------
Common Stock, without par value                           3,970,498 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      December 31,    June 30,
                                                         1999           2000
                                                     -----------    -----------
                         ASSETS                                     (Unaudited)

Cash and cash equivalents                            $ 2,971,365    $ 2,807,570
Notes receivable, net                                 23,145,383     24,540,731
Resort property held for Vacation Ownership
 Interest sales                                       21,742,875     20,684,633
Resort property under development                        346,786        803,932
Land held for sale                                     1,596,759      1,602,597
Deferred assets                                          227,933        146,385
Property and equipment, net                            4,212,470      4,307,126
Other assets                                           3,144,951      1,997,641
                                                     -----------    -----------

    TOTAL ASSETS                                     $57,388,522    $56,890,615
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                   $   923,016    $ 1,145,017
  Accrued and other liabilities                        2,679,107      2,692,447
  Due to affiliates                                       26,282             --
  Notes payable                                       27,020,947     25,164,422
  Notes payable to affiliates                          1,100,000      1,100,000
  Income taxes payable                                   376,223      1,082,104
                                                     -----------    -----------

    Total liabilities                                 32,125,575     31,183,990
                                                     -----------    -----------

MINORITY INTERESTS                                        23,778             --
                                                     -----------    -----------
SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000 shares
   authorized; 305,978 and 293,635 shares issued and
   outstanding; liquidation preference of $3,059,780
   and $2,936,350                                      1,179,298      1,144,312
  Common stock, no par value; 30,000,000 shares
   authorized; 3,921,173 and 3,970,498 shares issued  18,069,840     18,148,852
  Treasury stock, at cost, 0 and 305,600 shares,
   respectively                                               --       (614,894)
  Additional paid in capital                             279,450        225,742
  Guaranteed ESOP Obligation                            (500,000)      (250,000)
  Retained earnings                                    6,210,581      7,052,613
                                                     -----------    -----------

    Total shareholders' equity                        25,239,169     25,706,625
                                                     -----------    -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $57,388,522    $56,890,615
                                                     ===========    ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three months ended June 30,    Six months ended June 30,
                                             --------------------------     -------------------------
                                                1999            2000            1999          2000
                                             -----------    -----------     -----------   -----------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests      $ 6,168,570    $ 6,646,704     $11,320,079   $12,593,560
  Resort operating revenue                     3,357,742      3,558,870       6,220,745     6,683,080
  Interest income                                884,577        801,853       1,648,710     1,741,808
                                             -----------    -----------     -----------   -----------

      Total timeshare revenues                10,410,889     11,007,427      19,189,534    21,018,448
                                             -----------    -----------     -----------   -----------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold      921,111        913,443       1,614,585     1,729,834
  Cost of resort operations                    3,045,256      3,183,597       5,858,297     6,179,178
  Sales and marketing                          3,730,893      3,561,039       7,139,859     7,141,524
  General and administrative                   1,101,582      1,150,576       2,032,142     2,232,208
  Provision for doubtful accounts                176,453        293,275         327,299       516,756
  Depreciation and amortization                  112,874        142,606         225,576       279,141
                                             -----------    -----------     -----------   -----------
      Total cost of sales and operating
        expenses                               9,088,169      9,244,536      17,197,758    18,078,641
                                             -----------    -----------     -----------   -----------

Timeshare operating income                     1,322,720      1,762,891       1,991,776     2,939,807
Income from land and other, net                   37,505          2,922          56,397         5,382
                                             -----------    -----------     -----------   -----------

Total operating income                         1,360,225      1,765,813       2,048,173     2,945,189
Interest expense                                 698,094        699,360       1,370,375     1,388,363
                                             -----------    -----------     -----------   -----------
Income before income taxes and minority
  interests                                      662,131      1,066,453         677,798     1,556,826
Income tax expense                               264,000        426,746         268,000       596,746
                                             -----------    -----------     -----------   -----------

Income before minority interests                 398,131        639,707         409,798       960,080
Minority interests                                 5,454          6,145          12,244        70,422
                                             -----------    -----------     -----------   -----------

NET INCOME                                   $   392,677    $   633,562     $   397,554   $   889,658
                                             ===========    ===========     ===========   ===========
NET INCOME PER SHARE
     Basic                                   $      0.10    $      0.17     $      0.09   $      0.23
                                             ===========    ===========     ===========   ===========
     Diluted                                 $      0.09    $      0.16     $      0.09   $      0.22
                                             ===========    ===========     ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     Six months ended June 30,
                                                   --------------- ------------
                                                       1999             2000
                                                   ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $    397,554     $   889,658
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Undistributed minority interest                        12,244         (23,778)
  Deferred income taxes                                 283,984              --
  Provision for doubtful accounts                       327,299         516,756
  Depreciation and amortization                         225,576         279,141
  Amortization of guarantee fees                          4,200          (1,150)
  Change in assets and liabilities:
   Decrease (increase) in resort property held
     for Vacation Ownership Interest sales              (93,793)      1,058,242
   Increase in resort property under development       (139,689)       (457,146)
   Increase in land held for sale                        (8,607)         (5,838)
   Decrease (increase) in other assets                 (956,472)      1,355,448
   Increase (decrease) in accounts payable             (421,222)        222,001
   Increase in accrued and other liabilities            521,934          44,765
   Decrease in due to affiliates                             --         (26,282)
   Increase in income taxes payable                          --         705,881
                                                   ------------     -----------
Net cash provided by operating activities               153,008       4,557,698

CASH FLOWS FROM INVESTING ACTIVITIES:
 Notes receivable, net                               (2,657,654)     (1,912,104)
 Decrease (increase) in deferred assets                 (30,572)         82,698
 Purchases of plant and equipment, net                 (850,968)       (372,797)
                                                   ------------     -----------
Net cash used in investing activities                (3,539,194)     (2,202,203)
                                                   ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                         10,963,477       5,392,362
 Principal payments on notes payable                 (8,952,022)     (7,248,887)
 Preferred stock dividend payments                      (47,876)        (47,626)
 Acquisition of treasury stock and other               (213,775)       (614,894)
 Redemption of preferred stock                               --            (245)
                                                   ------------     -----------
Net cash (used in) provided by financing
 activities                                           1,749,804      (2,519,290)
                                                   ------------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                (1,636,382)       (163,795)
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,196,710       2,971,365
                                                   ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  1,560,328     $ 2,807,570
                                                   ============     ===========

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

         The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Indiana and Mexico. Until December 31, 1999, the Company's operations also included marketing of skin and hair care products through its then majority owned subsidiary Sedona Worldwide Incorporated ("SWI"). This activity was not considered significant to resort operations.

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

                              Three Months Ended        Six Months Ended
                                   June 30,                  June 30,
                            ---------------------   -------------------------
                               1999        2000        1999          2000
                            ---------   ---------   -----------   -----------
     Interest paid           $703,000    $687,411   $1,332,000    $1,393,411
     Income taxes paid       $     --    $     --   $       --    $       --
     Capitalized interest    $     --    $     --   $       --    $       --

ACCOUNTING MATTERS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in 1997. There were no

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


significant effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the six months ended June 30, 1999 or 2000.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the six months ended June 30, 1999 or 2000.

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

NOTE 2. NET INCOME PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                    Three Months Ended June 30,   Six Months Ended June 30,
                                    --------------------------    --------------------------
                                        1999          2000            1999          2000
                                    -----------    -----------    -----------    -----------
Net income                          $   392,677    $   633,562    $   397,554    $   889,658
Less: Series A preferred
 stock dividends                        (11,969)       (11,969)       (23,938)       (23,938)
Net income available to common
 stockholders - basic               $   380,708    $   621,593    $   373,616    $   865,720
                                    ===========    ===========    ===========    ===========
Weighted average shares of common
 stock outstanding - basic            3,991,089      3,726,730      4,009,652      3,809,234
                                    ===========    ===========    ===========    ===========
Basic net income per share          $      0.10    $      0.17    $      0.09    $      0.23
                                    ===========    ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                    Three Months Ended June 30,   Six Months Ended June 30,
                                    --------------------------    --------------------------
                                        1999           2000           1999           2000
                                    -----------    -----------    -----------    -----------
Net income                          $   392,677    $   633,562    $   397,554    $   889,658
Less: Series A preferred stock
  dividends                             (11,969)       (11,969)       (23,938)       (23,938)
                                    -----------    -----------    -----------    -----------
Net income available to common
  stockholders - diluted            $   380,708    $   621,593    $   373,616    $   865,720
                                    ===========    ===========    ===========    ===========
Weighted average shares of common
  stock outstanding                   3,991,089      3,726,730      4,009,652      3,809,324
Add: Convertible preferred stock
  (Series B and C) dilutive effect      110,268         85,711        110,404         83,730
                                    -----------    -----------    -----------    -----------
Weighted average shares of common
  stock outstanding - dilutive        4,101,357      3,812,441      4,120,056      3,892,964
                                    ===========    ===========    ===========    ===========
Diluted net income per share        $      0.09    $      0.16    $      0.09    $      0.22
                                    ===========    ===========    ===========    ===========

         Stock options to purchase 145,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at June 30, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2000 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

         During the six months ended June 30, 2000, the Company issued 37,600 shares of restricted common stock, valued at $31,425, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. Also during the six months ended June 30, 2000, the Company purchased 305,600 shares of its common stock for $614,894.

         During the six months ended June 30, 2000, the Company contributed $250,000 to its ESOP and such funds were used by the ESOP to repay debt incurred in 1999 to acquire common stock (see "Uses of Cash"). In accordance with SOP 93-6, Employer's Accounting for Employee Stock Option Plan, the difference of $40,862 between the fair market value of the leveraged shares at the time of the debt repayment in 2000 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES


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

RESULTS OF OPERATIONS

         The following  table sets forth certain  operating  information for the
Company:

                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                ------------------      ------------------
                                                 1999        2000        1999        2000
                                                ------      ------      ------      ------
As a percentage of total timeshare revenues:
 Sales of Vacation Ownership Interests            59.3%       60.4%       59.0%       59.9%
 Resort operating revenue                         32.3%       32.3%       32.4%       31.8%
 Interest income                                   8.4%        7.3%        8.6%        8.3%
                                                ------      ------      ------      ------
 Total timeshare revenues                        100.0%      100.0%      100.0%      100.0%
                                                ======      ======      ======      ======
As a percentage of sales of Vacation
  Ownership Interests:
 Cost of Vacation Ownership Interests sold        14.9%       13.7%       14.3%       13.7%
 Sales and marketing                              60.5%       53.6%       63.1%       56.7%
 Provision for doubtful accounts                   2.9%        4.4%        2.9%        4.1%
 Contribution margin percentage from sale
   of Vacation Ownership Interests (1)            21.7%       28.3%       19.7%       25.5%
As a percentage of resort operating revenue:
 Cost of resort operations                        90.7%       89.5%       94.2%       92.5%
As a percentage of total timeshare revenues:
 General and administrative                       10.6%       10.5%       10.6%       10.6%
 Depreciation and amortization                     1.1%        1.3%        1.2%        1.3%
 Timeshare operating income                       12.7%       16.0%       10.4%       14.0%

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                               ------------------      -------------------
                                                 1999        2000        1999        2000
                                               -------     -------     -------     -------
Selected operating data:
Vacation Ownership Interests sold (2) (3)          413         429         745         800
Average sales price per Vacation Ownership
  Interest sold (excluding revenues from
  Upgrades) (2)                                $13,513     $13,937     $13,536     $13,887
Average sales price per Vacation Ownership
  Interest sold (including revenues from
  Upgrades) (2)                                $14,647     $15,116     $15,035     $15,257

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Vacation Ownership Interests consist of 192 annual and 441 biennial for the three months ended June 30, 1999 and 183 annual and 492 biennial for the three months ended June 30, 2000, and 353 annual and 783 biennial for the six months ended June 30, 1999 and 336 annual and 928 biennial for the six months ended June 30, 2000.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

         Sales of Vacation Ownership Interests increased 7.8% or $478,134 to $6,646,704 for the three months ended June 30, 2000, from $6,168,570 for the same period in 1999 and increased 11.2% or $1,273,481 to $12,593,560 for the six months ended June 30, 2000 from $11,320,079 for the same period in 1999. The increases largely reflect increased sales from the Sedona sales office and the addition of the Phoenix sales office, net of decreases in sales from the VCA-South Bend and VCA-Tucson sales offices. The increased sales from the Sedona sales office are a result of both an increase in the number of tours and improved closing rates (sales as a percentage of tours). The lower sales from the VCA-South Bend sales office reflect the reduction from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tour flow, in part as a result of reducing the operation from seven days to five days a week to gain certain operating efficiencies. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 3.1% or $424 in 2000 to $13,937 for the three months ended June 30, 2000 from $13,513 for the same period in 1999 and increased 2.6% or $351 to $13,887 for the six months ended June 30, 2000 from $13,536 for the same period in 1999, reflecting a greater percentage of sales of biennial interests, which are sold for greater than one half of the price of an annual interest.

         The number of Vacation Ownership Interests sold increased 3.9% from 413 in the three months ended June 30, 1999 to 429 for the same period in 2000 due to a higher closing rate at the Sedona sales office, and increased 7.4% from 745 in the six months ended June 30, 1999 to 800 for the same period in 2000 due to both greater tour flow and a higher closing rate at the Sedona sales office, the addition of the Phoenix sales office, net of reduced sales in the VCA--South Bend and VCA--Tucson sales offices as described above. Sales of Vacation Ownership Interests in the three and six months ended June 30, 2000 included 492 and 928 biennial Vacation Ownership Interests (counted as 246 and 464 annual Vacation Ownership Interests) compared to 441 and 803 biennial Vacation Ownership Interests (counted as 205.5 and 401.5 annual Vacation Ownership Interests) in the same periods in 1999, respectively.

         Upgrade revenue, included in Vacation Ownership Interest sales, decreased 26.7% to $505,634 for the three months ended June 30, 2000 from $689,812 for the same period in 1999 and decreased 1.8% to $1,096,499 for the six months ended June 30, 2000 from $1,116,305 for the same period in 1999.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 3.2% or $469 to $15,116 for the three months ended June 30, 2000 from $14,647 in 1999 and increased 1.5% or $222 to $15,257 for the six months ended June 30, 2000 from $15,035 for the same period in 1999, as a result of the greater percentage of biennial sales, which sell for more than one half the price of an annual interest, net of lower Upgrades.

         Resort operating revenues increased 6.0% and 7.4% or $201,128 and $462,335 to $3,558,870 and $6,683,080 for the three and six months ended
June 30, 2000, respectively, reflecting net increased occupancy and average receipts, including the growth of business at VCA-Tucson, which opened in the third quarter of 1998. Cost of resort operations improved to 89.5% from 90.7% and to 92.5% from 94.2% for the second quarter and six months of 2000, respectively, as a result of net increases in operating efficiencies, including VCA-Tucson.

         Interest income decreased 9.4% to $801,853 for the three months ended June 30, 2000 from $884,577 for the same period in 1999 and increased 5.6% to $1,741,808 for the six months ended June 30, 2000 from $1,648,710 for the same period in 1999. The decrease in the quarter is caused by an increased number of early payoffs of Customer Notes. The year-to-date increase is a result of the increased Customer Notes retained by the Company and increases in interest rates charged by the Company on its Customer Notes, consistent with its strategy to retain and borrow against, rather than sell, a greater portion of its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, and earns the interest spread between the customer rate and the lower Company borrowing rate.

         Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.9% for the three months ended June 30, 1999 to 13.7% for the same period in 2000 and from 14.3% for the six months ended June 30, 1999 to 13.7% for the same period in 2000, reflecting the increase in average sales price in 2000.

         Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 53.6% for the three months ended June 30, 2000 from 60.5% for the same period in 1999 and to 56.7% for the six months ended June 30, 2000 from 63.1% for the same period in 1999. The improvements reflect changes in sales and marketing approaches that commenced in the first quarter of 1999, and are continuing, including generation of a greater number of tours and increased closing rates at the Sedona sales office, reduction of less efficient tour generation methods to the VCA--South Bend sales office in the third quarter of 1999 and to the Kohl's Ranch sales office in the first quarter of 2000.

         The  provision  for  doubtful  accounts  as a  percentage  of  Vacation
Ownership Interest sales increased to 4.4% and 4.1% of sales of Vacation Ownership Interests in the three and six month periods ended June 30, 2000, respectively, from 2.9% for the same periods in 1999, reflecting the Company's decision to increase the provision on new sales effective both in the third quarter of 1999 and the second quarter of 2000.

         General and administrative expenses increased 4.4% to $1,150,576 in the three months ended June 30, 2000 from $1,101,582 for the same period in 1999 and 9.8% to $2,232,208 in the six months ended June 30, 2000 from $2,032,142 for the same period in 1999. General and administrative expenses remained consistent at 10.5% and 10.6% as a percentage of total timeshare revenues in the three and six months ended June 30, 2000, respectively, compared to 10.6% for the same periods in 1999.

         The 0.2% and 1.3% increases in interest expense to $699,360 and $1,388,363 for the three and six months ended June 30, 2000 from $698,094 and $1,370,375 for the same periods in 1999, respectively, reflect an increase in borrowings against customer notes receivable as the Company retains and borrows against more of its consumer paper and an increase in interest rates, net of fluctuations in the balances of borrowings outstanding.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

         The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the six months ended June 30, 1999 and 2000, cash provided by operations was $153,008 and $4,557,698, respectively. The increase is due to increased income and resultant income taxes payable as well as decreased other assets and resort property held for Vacation Ownership Interest sales. The decrease in other assets is related to advances made to the Sedona Vacation Club Homeowners' Association for renovations as of December 31, 1999, which were reimbursed in the first quarter of 2000, and to timing of collections of homeowners' dues. The decrease in resort property held for Vacation Ownership Interest sales reflects the increase in sales of Vacation Ownership Interests in 2000 and the annexation of weeks from the Sea of Cortez Beach Club to ILX Premiere Vacation Club in the first half of 1999. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

USES OF CASH

         Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the six months ended June 30, 1999 and 2000 was $3,539,194 and $2,202,203, respectively. The decrease is due mainly to a reduction in the increase of notes receivable from prior year end to the end of the respective first quarters. The Company began hypothecating rather than selling a greater portion of notes receivable in the first quarter of 1999. The Company continued this strategy in 2000; therefore, there was a larger increase in the notes receivable balance from December 31, 1998 to June 30, 1999, as compared to the increase from

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

December 31, 1999 to June 30, 2000. Also contributing to the decrease is a reduction in the purchase of equipment.

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

         On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by the Company's stock purchased with the funds and guaranteed by the Company. The Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. As of December 31, 1999, the ESOP had borrowed the full $500,000 on the line. In both January and April 2000, the Company contributed $125,000 to the ESOP, which the ESOP used to repay principal on the line, reducing the borrowing to $250,000 at June 30, 2000.

         During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market, including 257,400 with borrowed funds and, at June 30, 2000, held the 375,300 shares and $2,646 in cash. The shares purchased with borrowed funds had not been allocated to participant accounts as of June 30, 2000 and are collateral for the borrowing. The fair market value of the unallocated shares at June 30, 2000 was approximately $609,435.

         The leveraged and unallocated shares will be released at the end of the current Plan year (December 31, 2000) based on the amount of principal and interest payments made during the year. During the six months ended June 30, 2000, the Company paid and recognized as an expense contributions of $18,906 for interest and $250,000 for principal.

         The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

         The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At June 30, 2000, $27.9 million of the $40 million commitment was available to the Company.

         The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

expire in 2001 and 2002, respectively. At June 30, 2000, approximately $25.6 million is available under these commitments.

         At June 30, 1999 and 2000, the Company had approximately $16.7 million and $18.6 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

         In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3%, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. At June 30, 2000, there had been no funds advanced under this agreement.

         In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. The note is collateralized by cash or stock, bears interest at 12% and is due through 2002. As of June 30, 2000, the Company purchased 247,000 shares of stock at a cost of $513,137 with funds provided by this note. The remaining $86,049 is classified as restricted cash and is included in "Other Assets" on the balance sheet.

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

INFLATION

         Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the six months ended June 30, 2000. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA Tucson Incorporated, with respect to amounts owed for the construction of VCA-Tucson. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at December 31, 1999 and June 30, 2000.

         A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At June 30, 2000, approximately $46,000 of the $110,000 has been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for $32,904 in attorneys' fees plus taxable costs. Bowne has filed an appeal with the Arizona Court of Appeals.

         In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in the discovery stage.

         In June 2000, the Company brought suit in The Superior Court of the State of Arizona against Ronald R. Rostan, a former employee, seeking compensation and punitive damages for breach of contract, negligence, breach of fiduciary duties, embezzlement, conversion, fraud, deceit, concealment and non-disclosure. This litigation is in the discovery stage.

         In June 2000, the Company entered into a settlement agreement and mutual release of certain claims with Dean Phelan ("Phelan"), a former employee, and minority interest shareholder in the Company's subsidiary Timeshare Resale Brokers, Inc. ("TRBI"). The agreement dismisses litigation that had arisen between the parties, grants the Company a judgment for $190,000 against Phelan that the Company will not exercise unless Phelan breaches the agreement and awards to the Company Phelan's minority interest in TRBI.

         Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                                     PART II
                                   (CONTINUED)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 21, 2000, the Company held its Annual Meeting of Shareholders. At this Annual Meeting the shareholders were asked to vote on the following proposal:

         To elect seven (7) directors to serve until the next annual meeting of shareholders of the Company, or until their successors are duly elected and qualified.

         The voting results were as follows:

         Nominees recommended in the Proxy Statement:

                                                    Votes Against
                                      Votes For      or Withheld       Non-votes
                                      ---------      -----------       ---------

         Steven R. Chanen              3,310,198           0            141,635
         Joseph P. Martori             3,364,330           0             87,503
         Joseph P. Martori, II         3,363,970           0             87,863
         Patrick J. McGroder III       3,362,961           0             88,872
         James W. Myers                3,310,210           0            141,623
         Nancy J. Stone                3,366,210           0             85,623
         Edward S. Zielinski           3,365,170           0             86,663

         As a result of the vote, the following seven directors will serve until the next annual meeting or until his or her successor is elected and qualified:

         Steven R. Chanen      Joseph P. Martori           Joseph P. Martori, II
         James W. Myers        Patrick J. McGroder III     Nancy J. Stone
         Edward S. Zielinski

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (i) Exhibits

             Exhibit No.     Description
             -----------     -----------

                 27          Financial Data Schedule (filed herewith)

         (ii) Reports on Form 8-K

              None

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

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


                            ILX RESORTS INCORPORATED
                                  (Registrant)


                              /s/ Joseph P. Martori
                           ---------------------------
                                Joseph P. Martori
                             Chief Executive Officer


                               /s/ Nancy J. Stone
                           ---------------------------
                                 Nancy J. Stone
                                    President


                             /s/ Margaret M. Eardley
                           ---------------------------
                               Margaret M. Eardley
                            Executive Vice President
                             Chief Financial Officer


Date: As of August 7, 2000