Form 10-Q
period 2000-09-30
ILX RESORTS INC
filed 2000-11-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2000        Commission File Number 001-13855
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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

           Class                               Outstanding at September 30, 2000
-------------------------------                ---------------------------------
Common Stock, without par value                         3,598,180 shares

                                     PART I

ITEM I. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31,        September 30,
                                                                            1999                 2000
                                                                        ------------         ------------
                                                                                             (Unaudited)
                                     ASSETS
Cash and cash equivalents                                               $  2,971,365         $  3,000,830
Notes receivable, net                                                     23,145,383           25,683,827
Resort property held for Vacation Ownership Interest sales                21,742,875           19,793,228
Resort property under development                                            346,786            1,806,444
Land held for sale                                                         1,596,759            1,596,650
Deferred assets                                                              227,933              146,185
Property and equipment, net                                                4,212,470            4,331,877
Other assets                                                               3,144,951            2,323,551
                                                                        ------------         ------------

    TOTAL ASSETS                                                        $ 57,388,522         $ 58,682,592
                                                                        ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
 Accounts payable                                                       $    923,016         $  1,163,779
 Accrued and other liabilities                                             2,679,107            3,074,380
 Due to affiliates                                                            26,282                   --
 Notes payable                                                            27,020,947           26,131,959
 Notes payable to affiliates                                               1,100,000            1,100,000
 Deferred income taxes                                                       376,223            1,338,723
                                                                        ------------         ------------

    Total liabilities                                                     32,125,575           32,808,841
                                                                        ------------         ------------

MINORITY INTERESTS                                                            23,778                   --
                                                                        ------------         ------------
SHAREHOLDERS' EQUITY
 Preferred stock, $10 par value;  10,000,000 shares authorized;
  305,978 and 293,089 shares issued and outstanding; liquidation
  preference of $3,059,780 and $2,930,890                                  1,179,298            1,142,805
 Common stock, no par value; 30,000,000 shares authorized;
  3,921,173 and 4,089,680 shares issued                                   18,069,840           18,314,015
 Treasury stock, at cost, 0 and 491,500 shares                                    --             (994,283)
 Additional paid in capital                                                  279,450              225,742
 Guaranteed ESOP Obligation                                                 (500,000)            (250,000)
 Retained earnings                                                         6,210,581            7,435,472
                                                                        ------------         ------------

    Total shareholders' equity                                            25,239,169           25,873,751
                                                                        ------------         ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 57,388,522         $ 58,682,592
                                                                        ============         ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended September 30,    Nine months ended September 30,
                                                   --------------------------------    -------------------------------
                                                       1999                2000            1999               2000
                                                   ------------        ------------    ------------       ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests            $  6,642,223        $  6,652,826    $ 17,962,302       $ 19,246,386
  Resort operating revenue                            3,475,879           3,402,251       9,696,624         10,085,331
  Interest income                                       886,967             764,072       2,535,677          2,505,880
                                                   ------------        ------------    ------------       ------------

      Total timeshare revenues                       11,005,069          10,819,149      30,194,603         31,837,597
                                                   ------------        ------------    ------------       ------------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold             923,577             963,072       2,538,162          2,692,906
  Cost of resort operations                           3,315,927           3,284,223       9,174,224          9,463,401
  Sales and marketing                                 4,284,034           3,674,672      11,423,893         10,816,196
  General and administrative                          1,036,372           1,124,466       3,068,514          3,356,674
  Provision for doubtful accounts                       250,129             295,359         577,428            812,115
  Depreciation and amortization                         122,848             164,292         348,424            443,433
                                                   ------------        ------------    ------------       ------------
      Total cost of sales and operating expenses      9,932,887           9,506,084      27,130,645         27,584,725
                                                   ------------        ------------    ------------       ------------

Timeshare operating income                            1,072,182           1,313,065       3,063,958          4,252,872

Income from land and other, net                           8,429              (2,232)         64,826              3,150
                                                   ------------        ------------    ------------       ------------

Total operating income                                1,080,611           1,310,833       3,128,784          4,256,022

Interest expense                                        697,407             671,366       2,067,782          2,059,729
                                                   ------------        ------------    ------------       ------------
Income before income taxes and minority interests       383,204             639,467       1,061,002          2,196,293

Income tax expense                                      150,000             256,618         418,000            853,364
                                                   ------------        ------------    ------------       ------------

Income before minority interests                        233,204             382,849         643,002          1,342,929

Minority interests                                        8,928                  --          21,172             70,422
                                                   ------------        ------------    ------------       ------------

NET INCOME                                         $    224,276        $    382,849    $    621,830       $  1,272,507
                                                   ============        ============    ============       ============
NET INCOME PER SHARE
 Basic                                             $       0.05        $       0.10    $       0.15       $       0.33
                                                   ============        ============    ============       ============
 Diluted                                           $       0.05        $       0.10    $       0.14       $       0.32
                                                   ============        ============    ============       ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine months ended September 30,
                                                                --------------------------------
                                                                    1999                2000
                                                                ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    621,830        $  1,272,507
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Undistributed minority interest                                    21,172             (23,778)
   Deferred income taxes                                             433,984             962,500
   Provision for doubtful accounts                                   577,428             812,115
   Depreciation and amortization                                     348,424             443,433
   Amortization of guarantee fees                                      5,300               1,350
   Contribution of common stock to ESOP Plan                              --             146,094
   Common stock issued to employees for services                      94,926              48,988
   Change in assets and liabilities:
    Decrease (increase) in resort property held for Vacation
     Ownership Interest sales                                       (544,086)          1,949,647
    Increase in resort property under development                   (139,689)         (1,459,658)
    Decrease (increase) in land held for sale                         (8,607)                109
    Decrease (increase) in other assets                           (1,240,851)            803,257
    Increase (decrease) in accounts payable                         (416,790)            240,763
    Increase in accrued and other liabilities                        951,012             604,411
    Decrease in due to affiliates                                         --             (26,282)
                                                                ------------        ------------
Net cash provided by operating activities                            704,053           5,775,456

CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable, net                                           (3,688,988)         (3,350,559)
  Decrease (increase) in deferred assets                              (5,851)             80,398
  Purchases of plant and equipment, net                           (1,093,767)           (544,697)
                                                                ------------        ------------
Net cash used in investing activities                             (4,788,606)         (3,814,858)
                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                     15,165,666          10,310,410
  Principal payments on notes payable                            (11,204,199)        (11,199,398)
  Principal payments on notes payable to affiliates                 (194,078)                 --
  Preferred stock dividend payments                                  (48,048)            (47,616)
  Acquisition of treasury stock and other                           (213,775)           (994,284)
  Redemption of preferred stock                                           --                (245)
  Unearned ESOP contribution                                        (400,000)                 --
                                                                ------------        ------------
Net cash (used in) provided by financing activities                3,105,566          (1,931,133)
                                                                ------------        ------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (978,987)             29,465
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   3,196,710           2,971,365
                                                                ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  2,217,723        $  3,000,830
                                                                ============        ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BUSINESS ACTIVITIES

     The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly owned and majority-owned subsidiaries ("ILX" or the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest.

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                --------------------    ------------------------
                                  1999        2000         1999          2000
                                --------    --------    ----------    ----------
Interest paid                   $651,000    $710,000    $1,983,000    $2,016,000
Income taxes paid               $     --    $     --    $       --    $       --
Capitalized interest            $     --    $     --    $       --    $       --

ACCOUNTING MATTERS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which was effective for financial statements for periods ending after December 15, 1997 and establishes standards for disclosing information about an entity's capital structure. The Company adopted SFAS 129 in 1997. There were no significant

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

effects on the Company's disclosures about its capital structure, as that term is defined in SFAS 129, in the nine months ended September 30, 1999 or 2000.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the nine months ended September 30, 1999 or 2000.

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

RECLASSIFICATIONS

     The financial statements for December 31, 1999 have been reclassified to be consistent with the current period financial statement presentation.

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                               Three Months Ended             Nine Months Ended
                                                  September 30,                 September 30,
                                            -------------------------     -------------------------
                                               1999           2000           1999           2000
                                            ----------     ----------     ----------     ----------
Net income                                  $  224,276     $  382,849     $  621,830     $1,272,507
Less: Series A preferred stock dividends       (11,969)       (11,969)       (35,907)       (35,907)
                                            ----------     ----------     ----------     ----------
Net income available to common
 stockholders - basic                       $  212,307     $  370,880     $  585,923     $1,236,600
                                            ==========     ==========     ==========     ==========
Weighted average shares of common stock
 outstanding - basic                         3,991,846      3,632,076      4,003,651      3,749,751
                                            ==========     ==========     ==========     ==========
Basic net income per share                  $     0.05     $     0.10     $     0.15     $     0.33
                                            ==========     ==========     ==========     ==========

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                          DILUTED NET INCOME PER SHARE

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            -------------------------     -------------------------
                                               1999           2000           1999           2000
                                            ----------     ----------     ----------     ----------
Net income                                  $  224,276     $  382,849     $  621,830     $1,272,507
Less: Series A preferred stock dividends       (11,969)       (11,969)       (35,907)       (35,907)
                                            ----------     ----------     ----------     ----------
Net income available to common
 stockholders - diluted                     $  212,307     $  370,880     $  585,923     $1,236,600
                                            ==========     ==========     ==========     ==========
Weighted average shares of common
 stock outstanding                           3,991,846      3,632,076      4,003,651      3,749,751
Add: Convertible preferred stock
 (Series B and C) dilutive effect               85,711         81,578        102,083         83,008
                                            ----------     ----------     ----------     ----------
Weighted average shares of common stock
 outstanding - dilutive                      4,077,557      3,713,654      4,105,734      3,832,759
                                            ==========     ==========     ==========     ==========
Diluted net income per share                $     0.05     $     0.10     $     0.14     $     0.32
                                            ==========     ==========     ==========     ==========

     Stock options to purchase 135,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at September 30, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2000, the Company issued 56,600 shares of restricted common stock, valued at $48,988, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. Also during the nine months ended September 30, 2000, the Company purchased 491,500 shares of its common stock for $994,283.

     During the nine months ended September 30, 2000, the Company contributed $250,000 to its ESOP and such funds were used by the ESOP to repay debt incurred in 1999 to acquire common stock (see "Uses of Cash"). In accordance with SOP 93-6, Employer's Accounting for Employee Stock Option Plan, the difference of $40,862 between the fair market value of the leveraged shares at the time of the debt repayment in 2000 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital. During the quarter ending September 30, 2000 the Company issued to the ESOP 100,000 shares of restricted common stock valued at $146,093.

NOTE 4. OTHER

     In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a 44-acre parcel in Las Vegas, Nevada near the "Las Vegas Strip" and the University of Nevada - Las Vegas. If acquired, the Company intends to develop the property into a mixed use development including construction of a Varsity Clubs of America, operation of a vacation ownership sales office, as well as subletting portions of the parcel for traditional hotel, restaurant, golf and other ancillary uses. Earnest money in the amount of $100,000 was deposited with an escrow agent at the signing of the agreement. The Company has a six-month period in which to secure financing, extend the lease term, receive government approvals, complete its due diligence and make a determination whether to proceed with the acquisition.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

     In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2010. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2010 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2010. The lessor is required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company has renamed the property "The Los Abrigados Lodge." The property will be used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Sedona sales office. In conjunction with the lease, the Company loaned $100,000 to the lessor for improvements to be made to the property. The loan is recorded as a note receivable on the balance sheet and bears interest at 1.5% over the prime rate.

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

OVERVIEW

     ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns four resorts in Arizona, one in Indiana and one in Colorado, and has material interests in resorts in Pinetop, Arizona and San Carlos, Mexico.

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

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                            Three Months Ended    Nine Months Ended
                                                              September 30,         September 30,
                                                             ---------------       ---------------
                                                              1999      2000        1999      2000
                                                             -----     -----       -----     -----
As a percentage of total timeshare revenues:
Sales of Vacation Ownership Interests                         60.4%     61.5%       59.5%     60.5%
Resort operating revenue                                      31.6%     31.4%       32.1%     31.7%
Interest income                                                8.0%      7.1%        8.4%      7.8%
                                                             -----     -----       -----     -----
Total timeshare revenues                                     100.0%    100.0%      100.0%    100.0%
                                                             =====     =====       =====     =====
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold                     13.9%     14.5%       14.1%     14.0%
Sales and marketing                                           64.5%     55.2%       63.6%     56.2%
Provision for doubtful accounts                                3.8%      4.4%        3.2%      4.2%
Contribution margin percentage from sale of Vacation
 Ownership Interests (1)                                      17.8%     25.9%       19.1%     25.6%
As a percentage of resort operating revenue:
Cost of resort operations                                     95.4%     96.5%       94.6%     93.8%

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                         -------------------       -------------------
                                                           1999        2000         1999         2000
                                                         -------     -------       -------     -------
As a percentage of total timeshare revenues:
General and administrative                                   9.4%       10.4%         10.2%       10.5%
Depreciation and amortization                                1.1%        1.5%          1.2%        1.4%
Timeshare operating income                                   9.7%       12.1%         10.1%       13.4%
Selected operating data:
Vacation Ownership Interests sold (2) (3)                    437         423         1,182       1,223
Average sales price per Vacation Ownership Interest
 sold (excluding revenues from Upgrades) (2)             $13,960     $13,993       $13,693     $13,924
Average sales price per Vacation Ownership Interest
 sold (including revenues from Upgrades) (2)             $15,050     $15,748       $15,040     $15,427

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Vacation Ownership Interests consist of 184 annual and 506 biennial for the three months ended September 30, 1999 and 190 annual and 466 biennial for the three months ended September 30, 2000, and 537 annual and 1,289 biennial for the nine months ended September 30, 1999 and 526 annual and 1,394 biennial for the nine months ended September 30, 2000.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Sales of Vacation Ownership Interests of $6,652,826 for the three months ended September 30, 2000 were comparable to sales of $6,642,223 for the same period in 1999 and increased 7.1% or $1,284,084 to $19,246,386 for the nine months ended September 30, 2000 from $17,962,302 for the same period in 1999. The year-to-date increases largely reflect greater sales from the Sedona sales office and the addition of the Phoenix sales office, net of decreases in sales from the VCA-South Bend and VCA-Tucson sales offices. The increased sales from the Sedona sales office are a result of both an increase in the number of tours and the office's average sales price. The lower sales from the VCA-South Bend sales office reflect the reduction from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tour flow, in part as a result of reducing the operation from seven days to five days a week to gain certain operating efficiencies. The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) of $13,993 for the three months ended September 30, 2000 was comparable to $13,960 for the same period in 1999 and increased 1.7% or $231 to $13,924 for the nine months ended September 30, 2000 from $13,693 for the same period in 1999, reflecting in part a greater percentage of sales of biennial interests, which are sold for greater than one half of the price of an annual interest.

     The number of Vacation Ownership Interests sold decreased 3.2% from 437 in the three months ended September 30, 1999 to 423 for the same period in 2000 due to reduced sales operations at VCA-South Bend and VCA-Tucson, and increased 3.5% from 1,182 in the nine months ended September 30, 1999 to 1,223 for the same period in 2000, due to both greater tour flow to the Sedona sales office and the addition of the Phoenix sales office, net of reduced sales in the

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


VCA-South Bend and VCA-Tucson sales offices as described above. Sales of Vacation Ownership Interests in the three and nine months ended September 30, 2000 included 466 and 1,394 biennial Vacation Ownership Interests (counted as 233 and 697 annual Vacation Ownership Interests) compared to 506 and 1,289 biennial Vacation Ownership Interests (counted as 253 and 644.5 annual Vacation Ownership Interests) in the same periods in 1999, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 55.9% to $742,048 for the three months ended September 30, 2000 from $476,124 for the same period in 1999 and increased 15.5% to $1,838,546 for the nine months ended September 30, 2000 from $1,592,429 for the same period in 1999. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 4.6% or $698 to $15,748 for the three months ended September 30, 2000 from $15,050 in 1999 as a result of the substantial increase in Upgrade revenue for the period and increased 2.6% or $387 to $15,427 for the nine months ended September 30, 2000 from $15,040 for the same period in 1999, as a result of both the increase in Upgrade revenue and the greater percentage of biennial sales, which sell for more than one half the price of an annual interest.

     Resort operating revenues decreased 2.1% or $73,628 to $3,402,251 for the three months ended September 30, 2000 and increased 4.0% or $388,707 to $10,085,331 for the nine months ended September 30, 2000. The changes reflect net increased occupancy and average receipts, including the growth of business at VCA-Tucson, which opened in the third quarter of 1998, offset by increased occupancy by vacation ownership members whose nightly rate is less than hotel guest rates. Cost of resort operations as a percentage of resort operating revenues was comparable between years at 96.5% and 93.8% in the three and nine months ended September 30, 2000, respectively, compared to 95.4% and 94.6% for the same periods in 1999, respectively.

     Interest income decreased 13.9% to $764,072 for the three months ended September 30, 2000 from $886,967 for the same period in 1999 and decreased 1.2% to $2,505,880 for the nine months ended September 30, 2000 from $2,535,677 for the same period in 1999, reflecting greater early payoffs of Customer Notes in 2000.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.9% for the three months ended September 30, 1999 to 14.5% for the same period in 2000, reflecting fluctuations in product mix for the quarters, and were comparable between the nine month periods ended September 30, 1999 and 2000 at 14.1% and 14.0%, respectively.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 55.2% for the three months ended September 30, 2000 from 64.5% for the same period in 1999 and to 56.2% for the nine months ended September 30, 2000 from 63.6% for the same period in 1999. The improvements reflect changes in sales and marketing approaches that commenced in the first quarter of 1999, and are continuing, including generation of a greater number of tours and increased closing rates at the Sedona sales office, reduction of less efficient tour generation methods to the VCA-South Bend sales office in the third quarter of 1999 and to the Kohl's Ranch sales office in the first quarter of 2000.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 4.4% and 4.2% of sales of Vacation Ownership Interests in the three and nine month periods ended September 30, 2000 from 3.8% and 3.2% for the same periods in 1999, respectively, reflecting the Company's decision to increase the provision on new sales effective both in the third quarter of 1999 and the second quarter of 2000.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     General and administrative expenses increased 8.5% to $1,124,466 in the three months ended September 30, 2000 from $1,036,372 for the same period in 1999 and 9.4% to $3,356,674 in the nine months ended September 30, 2000 from $3,068,514 for the same period in 1999. General and administrative expenses increased to 10.4% as a percentage of total timeshare revenues in the three months ended September 30, 2000 from 9.4% for the same period in 1999 due to increased legal fees related to the Las Vegas and Sedona purchases and from increases in property taxes. General and administrative expenses are comparable between periods as a percentage of total timeshare revenues at 10.5% for the nine months ended September 30, 2000, and 10.2% for the same period in 1999.

     Interest expense was comparable between the three and nine month periods ended September 30, 2000 and 1999 at $671,366 and $2,059,729 in 2000, and at
$697,407 and $2,067,782 in 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of customer notes from such sales and resort operations. During the nine months ended September 30, 1999 and 2000, cash provided by operations was $704,053 and $5,775,456, respectively. The increase is due to increased income and resultant deferred income taxes as well as decreased other assets and resort property held for Vacation Ownership Interest sales. The decrease in other assets is related to advances made to the Sedona Vacation Club Homeowners' Association for renovations as of December 31, 1999, which were reimbursed in the first quarter of 2000, and to timing of collections of homeowners' dues. The decrease in resort property held for Vacation Ownership Interest sales reflects primarily the annexation of weeks from the Sea of Cortez Beach Club to ILX Premiere Vacation Club in the first half of 1999. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the customer notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

     For regular federal income tax purposes, the Company reports substantially all of its non-factored financed Vacation Ownership Interest sales under the installment method. Under the installment method, the Company recognizes income on sales of Vacation Ownership Interests only when cash is received by the Company in the form of a down payment, as installment payments or from proceeds from the sale of the customer note. The deferral of income tax liability conserves cash resources on a current basis. Interest may be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed because the interest is based on the amount of tax paid in that year. The condensed consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable.

     At December 31, 1999, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $8.0 million, which expire in 2001 through 2012. At December 31, 1999, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the nine months ended September 30, 1999 and 2000 was $4,788,606 and $3,814,858,
respectively. The decrease is due to greater purchases of plant and equipment in 1999, including investments related to the centralization of reservations and owner services operations, and due to a reduction in the increase of notes receivable from prior year end to the end of the respective quarters. The Company began hypothecating rather than selling a greater portion of notes receivable in the first quarter of 1999. The Company continued this strategy in 2000; therefore, there was a larger increase in the notes receivable balance from December 31, 1998 to September 30, 1999, as compared to the increase from December 31, 1999 to September 30, 2000.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by the Company's stock purchased with the funds and guaranteed by the Company. The Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. As of December 31, 1999, the ESOP had borrowed the full $500,000 on the line. In both January and April 2000, the Company contributed $125,000 to the ESOP, which the ESOP used to repay principal on the line, reducing the borrowing to $250,000 at September 30, 2000.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)


     During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market, including 257,400 with borrowed funds and, at September 30, 2000, held the 375,300 shares and $2,682 in cash. The shares purchased with borrowed funds had not been allocated to participant accounts as of September 30, 2000 and are collateral for the borrowing. The fair market value of the unallocated shares at September 30, 2000 was approximately $418,275. During the quarter ending September 30, 2000 the Company contributed 100,000 of new shares to the ESOP valued at $146,093.

     The leveraged and unallocated shares will be released at the end of the current Plan year (December 31, 2000) based on the amount of principal and interest payments made during the year. During the nine months ended September 30, 2000, the Company paid and recognized as an expense contributions of $26,467 for interest and $250,000 for principal.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     The Company has an agreement with a financial institution for a $40 million financing commitment under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At September 30, 2000, $25.7 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At September 30, 2000, approximately $23.1 million is available under these commitments.

     At September 30, 1999 and 2000, the Company had approximately $18.8 million and $18.6 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. All amounts borrowed by SWI will bear interest at the prime rate plus 3%, with interest payable monthly. The entire unpaid principal will be due on December 31, 2000. At September 30, 2000, $35,000 had been advanced under this agreement.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase Company treasury stock. The note is collateralized by cash or stock, bears interest at 12% and is due through 2002. As of September 30, 2000, the Company had purchased 288,000 shares of stock at a cost of $593,800 with funds provided by this note. The remaining $6,200 are fees associated with the loan. In the first nine months of 2000 the Company had purchased a total of 491,500 treasury shares, inclusive of the 288,000 shares. The Company may purchase additional treasury shares from time to time in open market transactions depending on price, availability, market conditions, cash flow and other factors. At September 30, 2000, Board approval exists to repurchase approximately 300,000 more shares if conditions so warrant.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the nine months ended September 30, 2000. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its customer notes.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                                     PART II


ITEM I. LEGAL PROCEEDINGS

     A dispute had arisen between the general contractor, Summit Builders, and the Company's wholly owned subsidiary, VCA-Tucson Incorporated, with respect to amounts owed for the construction of VCA-Tucson. In May 1999, the dispute was settled for an amount of $1.3 million. Such cost is included in resort property held for sale at December 31, 1999 and September 30, 2000.

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At September 30, 2000, approximately $46,000 of the $110,000 has been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for $32,904 in attorneys' fees plus taxable costs. Bowne has filed an appeal with the Arizona Court of Appeals.

     In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in the discovery stage.

     In June 2000, the Company brought suit in The Superior Court of the State of Arizona against a former employee seeking compensation and punitive damages for breach of contract, negligence, breach of fiduciary duties, embezzlement, conversion, fraud, deceit, concealment and non-disclosure. In October 2000, the Company agreed to the defendant's offer of settlement.

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

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.                  Description
          -----------                  -----------

             10.1 PURCHASE AND SALE AGREEMENT between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000

             10.2 LEASE OF CANYON PORTAL, L.L.C. between Canyon Portal, L.L.C. and ILX Resorts Incorporated, commencing October 1, 2000 and dated September 26, 2000

             10.3 PROMISSORY NOTE ($100,000) by Canyon Portal, L.L.C. to ILX Resorts Incorporated, dated September 26, 2000

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


                            ILX RESORTS INCORPORATED
                                  (Registrant)



                              /s/ Joseph P. Martori
                              ---------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /s/ Nancy J. Stone
                               ------------------
                                 Nancy J. Stone
                                    President



                              /s/ Michael E. Miller
                              ---------------------
                                Michael E. Miller
                            Executive Vice President
                             Chief Financial Officer



                            /s/ Taryn L. Chmielewski
                            ------------------------
                              Taryn L. Chmielewski
                              Corporate Controller


Date: As of November 6, 2000