Form 10-K405
period 2000-12-31
ILX RESORTS INC
filed 2001-04-02
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Act of 1934

    For the transition period from _______________ to _______________

                        Commission File Number 001-13855


                            ILX RESORTS INCORPORATED

           ARIZONA                                       86-0564171
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2111 East Highland Avenue, Suite 210, Phoenix, AZ 85016

        Registrant's telephone number, including area code (602) 957-2777

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each Exchange
         Title of Class                                 on which registered
- -------------------------------                    -----------------------------
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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            Class                                  Outstanding at March 21, 2001
- -------------------------------                    -----------------------------
Common Stock, without par value                           3,319,201 shares

At March 21, 2001, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing price at such date, was approximately $4.8 million.

Portions of Registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                            ILX RESORTS INCORPORATED

                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I .....................................................................   3

   Items 1 and 2.  Business and Properties .................................   3

   Item 3. Legal Proceedings ...............................................  21

   Item 4. Submission of Matters to a Vote of Security Holders .............  21


PART II ....................................................................  21

   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  21

   Item 6. Selected Financial Data .........................................  22

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  22

   Item 8. Financial Statements and Supplementary Data .....................  29

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  29

PART III ...................................................................  29

   Item 10. Directors and Executive Officers of the Registrant .............  29

   Item 11. Executive Compensation .........................................  29

   Item 12. Security Ownership of Certain Beneficial Owners
            and Management..................................................  29

   Item 13. Certain Relationships and Related Transactions .................  29


PART IV ....................................................................  30

   Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.....................................................  30

                                     PART I

     This Form 10-K contains certain "forward-looking statements," including statements regarding, among other items, the Company's growth strategy, industry and demographic trends, the Company's ability to finance its operations and anticipated trends in its business. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company's need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company's public filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved. The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one currently under construction in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). Two of the resorts in Arizona are not at this time registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests, and one of the two resorts is operated under a long-term lease arrangement.

     At December 31, 2000, the ILX Resorts represented an aggregate of 404 units and 22,568 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Treasures of the Sea of Cortez Beach Club Vacation Ownership Interests currently under construction in San Carlos, Mexico and 103 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, which have been annexed to ILX Premiere Vacation Club. The 22,568 sold and unsold Vacation Ownership Interests exclude the two Arizona resorts not currently registered or marketed as Vacation Ownership Interests. The Company also markets additional interests, which consisted, at December 31, 2000, of an aggregate of approximately 72 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, Florida, California and elsewhere (collectively, the "Additional Interests").

     The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 2000, the Company increased the number of ILX Resorts from two to nine (excluding the Roundhouse Resort and including the Treasures of the Sea of Cortez Beach Club currently under construction), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 22,640 weeks (including the Treasures of the Sea of Cortez Beach Club Vacation Ownership Interests and the Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $43.1 million in 2000. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX Resorts and the marketing and sale of Vacation Ownership Interests in these resorts. The Company believes it was able to purchase the ILX Resorts and the

Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona,
Arizona (175 units), the Kohl's Ranch Lodge in Payson, Arizona (64 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (currently 95 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona, and the 1,500 Vacation Ownership Interests currently under construction in San Carlos, Mexico.

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

     The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty and located within convenient and inexpensive travelling distance from major population centers (currently Phoenix, Tucson and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs. As of December 31, 2000, the Company operated eight resorts consisting of 519 units and held 7,817 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in ILX Premiere Vacation Club. A third party operates the San Carlos Plaza Resort. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX Resorts and, commencing in the first quarter of 2000, an offsite sales office in Phoenix, Arizona.

     Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX Resorts. Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded ILX Premiere Vacation Club. ILX Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the ILX Resorts included in ILX Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts. Vacation Ownership Interests in individual ILX Resorts and in ILX Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as Resort Condominiums International ("RCI") and Interval International ("II"). The majority of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in ILX Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company designed ILX Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities and food and beverage discounts at its participating ILX Resorts).

     In addition to marketing through ILX Premiere Vacation Club, the Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept. The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States. The Company completed construction and commenced operations of its prototype Varsity Clubs property, VCA-South Bend, located near the University of Notre Dame, in 1995 and its second Varsity Clubs, VCA-Tucson, located near the University of Arizona in Tucson, Arizona, in July 1998. The Company intends to develop its Varsity Clubs properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company. In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban "city club" experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network. The Company believes that Varsity Clubs offer features common to a "city club", including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room. In addition, the Varsity Clubs concept enables the Company to enlarge the Company's target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company's target base of potential purchasers. Varsity Clubs offer a flexible ownership structure that permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for "city club" use. The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events. The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.

     In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a 44-acre parcel in Las Vegas, Nevada near the "Las Vegas Strip" and the University of Nevada - Las Vegas. If acquired, the Company intends to develop the property into a mixed use development including construction of a Varsity Clubs of America, operation of a vacation ownership sales office, as well as subletting portions of the parcel for traditional hotel, restaurant, golf and other ancillary uses. Earnest money in the amount of $100,000 was deposited with an escrow agent at the signing of the agreement. The Company had an original eight-month period, which has since been extended through April 23, 2001, in which to secure financing, extend the lease term, receive government approvals, complete its due diligence and make a determination whether to proceed with the acquisition.

     During 2000, the Company sold 2,632 annual and biennial Vacation Ownership Interests at the ILX Resorts, compared to 2,387 and 2,303 during 1999 and 1998, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $12,049 for an annual interest and $7,218 for a biennial interest, resulting in a weighted average price of $13,377 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2000 and $12,886 for an annual interest and $6,965 for a biennial interest, resulting in a weighted average price of $13,453 during the year ended December 31, 1999. Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX Resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX Resort; or for ILX Premiere Vacation Club; for which the customer pays an additional fee. At December 31, 2000, the Company had an existing inventory of 7,817 unsold Vacation Ownership Interests (including the Additional Interests, the 1,500 Treasures of the Sea of Cortez Beach Club Vacation Ownership Interests and the 624 Kohl's Ranch Lodge Vacation Ownership Interests that will not be offered for sale until they are registered with the Arizona Department of Real Estate) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to 8,838 additional Vacation Ownership Interests through 2001 and thereafter at the existing ILX Resorts, including conversion of the 95 units at the Bell Rock Inn to 4,264 Vacation Ownership Interests.

THE RESORTS

     The table below sets forth certain information, as of December 31, 2000, with respect to the ILX Resorts. The information set forth below does not include the Company's planned expansion of the ILX Resorts or development of additional Varsity Clubs and CARs. As described in Note 8 of the Notes to Consolidated Financial Statements, all of the Company's resorts except the Historic Crag's Lodge at the Golden Eagle Resort and the Los Abrigados Lodge(6) are encumbered by one or more deeds of trust.

                                                 SIZE OF
                                                 UNITS(3)                                RESORT AMENITIES
                                             ---------------   ----------------------------------------------------------------
                                                               RESTAURANT/  WHIRLPOOL/                    FITNESS      LOCAL
RESORTS (1) (2)                LOCATION       S    1BR   2BR     LOUNGE        SPA       SWIMMING POOL    CENTER    AMENITIES(4)
- ---------------                --------      ---   ---   ---   ----------   ---------    -------------    ------    ------------
CONVENIENT ACCESS RESORTS
Los Abrigados Resort & Spa    Sedona, AZ           158    17      4/1           Y             Y-2            Y       B,BB,BL,D,F,
                                                                                                                     FW,G,H,MT,Sh,
                                                                                                                     T,TH,V
The Inn at Los Abrigados      Sedona, AZ       9           1      4/1           Y             Y-2            Y       B,BB,BL,D,F,
                                                                                                                     FW,G,H,MT,Sh,
                                                                                                                     T,TH,V
Kohl's Ranch Lodge            Payson, AZ      42     4    18      1/2           Y             Y              Y       B,BB,C,D,F,FW,
                                                                                                                     G,H,Sh,TH,V
The Historic Crag's Lodge     Estes Park, CO   9    21     3      1/1           Y             Y              N       BL,D,F,FW,G,H,
 at the Golden Eagle Resort                  ---   ---   ---                                                         MT,Sh,TH

 TOTAL CARs CURRENTLY BEING MARKETED
  AS VACATION OWNERSHIP INTERESTS             60   183    39


Bell Rock Inn (5)             Village of      93     2            1/1           Y             Y-2            N       B,BB,BL,D,F,
                              Oak Creek, AZ                                                                          FW,G,H,MT,Sh,
                                                                                                                     T,TH,V
Los Abrigados Lodge (5)(6)    Sedona, AZ      20                  1/0           N             Y              N       B,BB,BL,D,F,
                                             ---   ---   ---                                                         FW,G,H,MT,Sh,
     TOTAL CARs                              173   185    39                                                         T,TH,V

VARSITY CLUBS OF AMERICA
VCA-South Bend                South Bend, IN    3   54     5      1/1           Y             Y              Y       B,BB,BL,D,G,
                                                                                                                     M,MT,Sh,UC
VCA-Tucson                    Tucson, AZ        4   44    12      1/1           Y             Y              Y       BL,D,G,M,MT,
                                             ---   ---   ---                                                         Sh,T,TH,UC
    TOTAL VARSITY CLUBS (7)                    7    98    17
                                             ---   ---   ---
Total                                        180   283    56
                                             ===   ===   ===

- ----------
(1) Information regarding the 1,500 Treasures of the Sea of Cortez Beach Club Vacation Ownership Interests in San Carlos, Mexico (of which approximately 27% are studio, 20% one-bedroom and 53% two-bedroom units) has not been included in the following chart because such Vacation Ownership Interests are currently under construction. Until construction is complete, which is scheduled for the first half of 2001, ILX Premiere Vacation Club members may utilize the accommodations and amenities at the full-service resort adjacent to the property. Following construction, ILX Premiere Vacation Club members will continue to be able to utilize the adjacent resort amenities, as well as the amenities of the new construction, which include three full-service restaurants and a lounge, two swimming pools, a whirlpool spa and the fitness center. The following amenities are also available locally: (4) BO, D, F, G, H, Sh, T and W.
(2) Information regarding the Additional Interests has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.
(3) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(4) B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T
     - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.
(5) The Bell Rock Inn and Los Abrigados Lodge are not currently registered nor marketed for sale as Vacation Ownership Interests. The Company intends to convert the existing 95 units in the Bell Rock Inn to 82 suites, including 67 studios or small one-bedroom units, 13 larger one-bedroom units and two two-bedroom units.
(6) Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.
(7) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

DESCRIPTION OF ILX RESORTS

     CONVENIENT ACCESS RESORTS

     LOS ABRIGADOS RESORT & SPA. Los Abrigados Resort & Spa ("Los Abrigados") is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of 175 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges. Los Abrigados offers one- and two-bedroom units, each with a separate living area, bedroom, mini-kitchen and balcony or patio. Twenty suites offer a fireplace and whirlpool spa as well. Nine units feature full kitchenettes. Los Abrigados is designed in southwestern decor and is surrounded by the dramatic red rocks of Oak Creek Canyon. This resort has an on-site sales office.

     Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball courts, simulated golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is both an RCI Gold Crown and II Five-Star resort.

     As of December 31, 2000, Los Abrigados contained 9,100 Vacation Ownership Interests, of which 895 remained available for sale (excluding 1,581 Vacation Ownership Interests owned by ILX Premiere Vacation Club). The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados including 20 units on the present site (representing 1,040 Vacation Ownership Interests). The Company is currently exploring this and other expansion possibilities in conjunction with opportunities of an adjacent site; however, no contracts, rights or commitments exist with respect to any of such opportunities.

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

     As of December 31, 2000, the Inn at Los Abrigados contained 520 Vacation Ownership Interests, of which 176 remained available for sale (excluding 265 Vacation Ownership Interests owned by ILX Premiere Vacation Club).

     KOHL'S RANCH LODGE. Kohl's Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world. Kohl's Ranch consists of 64 units, including twelve units completed in late 2000. Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom cabins along Tonto Creek, and three units are part of a triplex cabin. The twelve new units have not yet been registered for sale as Vacation Ownership Interests. This resort also has an on-site sales office.

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

     As of December 31, 2000, Kohl's Ranch contained 3,328 Vacation Ownership Interests, of which approximately 425 were available for sale (excluding both 1,566 Vacation Ownership Interests owned by ILX Premiere Vacation Club and 624 Vacation Ownership Interests that the Company intends to offer for sale following registration with the Arizona Department of Real Estate). The Company completed construction of twelve two-bedroom creekside cabins in 2000 (624 one-week Vacation Ownership Interests) and plans to add an additional two units, which would yield 104 Vacation Ownership Interests, in 2001.

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

     During 2000, the Company entered into an agreement with the Roundhouse Homeowners' Association ("RHA") to deed the property containing the existing 59 units and certain common area amenities to the RHA, for which the RHA will be solely responsible for the ownership, operation and financing. The Company has sole ownership of the remaining property and accordingly, may develop such property without the constraints that would exist without this separation.

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

     As of December 31, 2000, the Company holds 148 Vacation Ownership Interests in the Roundhouse Resort, 103 of which are held by ILX Premiere Vacation Club and 45 of which are Additional Interests that the Company plans to annex to ILX Premiere Vacation Club in the future.

     THE HISTORIC CRAG'S LODGE AT THE GOLDEN EAGLE RESORT. The Historic Crag's Lodge at the Golden Eagle Resort ("Golden Eagle") is a four-acre property located in the town of Estes Park, Colorado, within three miles of Rocky Mountain National Park and approximately 70 miles from Denver, Colorado. This resort consists of 33 units and is bounded generally by undeveloped forested mountainside land, which provides excellent mountain views from the resort.

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

     As of December 31, 2000, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 338 were available for sale (excluding 565 Vacation Ownership Interests owned by ILX Premiere Vacation Club). In addition, the Company owns one unit in a residential duplex adjacent to the property, which is not currently available for sales of Vacation Ownership Interests. The Company intends to construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

     BELL ROCK INN. In December 2000, the Company acquired the Bell Rock Inn, an existing resort in the Village of Oak Creek, Arizona. The property is located approximately six miles south of Los Abrigados Resort & Spa and consists of 95 lodging units, most of which include a fireplace and mini-kitchen facilities. The Bell Rock Inn has a full service restaurant and lounge, with a large outdoor dining patio, two heated pools, two whirlpool spas, outdoor fireplaces and banquet/meeting space. The Company is currently operating the property as a traditional resort, including providing accommodations for customers invited to attend a vacation ownership presentation at the Company's Sedona sales office. The Company intends to perform minimal remodeling and to register and market a total of 82 studio, one- and two-bedroom Vacation Ownership Interests in the Bell Rock Inn through ILX Premiere Vacation Club.

     LOS ABRIGADOS LODGE. In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2010. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2010 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2010. The lessor is required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company has renamed the property the "Los Abrigados Lodge." The property is used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Company's Sedona sales office. As of December 31, 2000, twenty units have been remodeled, and the remaining twenty additional units are expected to be remodeled or constructed during 2001. These units are not offered for sale as Vacation Ownership Interests.

     VARSITY CLUBS OF AMERICA

     VCA-SOUTH BEND. The Company's first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA-South Bend offers 62 units, consisting of studio, one- and two-bedroom suites. This resort has a small on-site sales operation.

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

     As of December 31, 2000, this resort contained 3,224 one-week Vacation Ownership Interests, of which approximately 492 were available for sale (excluding 695 Vacation Ownership Interests owned by ILX Premiere Vacation
Club). Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests). Construction of such additional units is not currently scheduled.

     VCA-TUCSON. The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA-Tucson offers 60 units, consisting of studio, one- and two-bedroom suites. This resort has an on-site sales office.

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

     At December 31, 2000, this resort contained 3,120 one-week Vacation Ownership Interests, of which 1,072 were available for sale (excluding 1,725 Vacation Ownership Interests owned by ILX Premiere Vacation Club).

     TREASURES OF THE SEA OF CORTEZ BEACH CLUB

     Treasures of the Sea of Cortez Beach Club is an ocean front property currently under construction adjacent to the San Carlos Plaza Resort on the Sea of Cortez in San Carlos, Mexico. The Company, through ILX Premiere Vacation Club, has acquired 1,500 25-year right-to-use Vacation Ownership Interests in 30 studio, one- and two- bedroom units in the Treasures of the Sea of Cortez Beach Club upon completion of construction, which is expected to be in the first half of 2001. The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement. The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date. The Company intends to market such Vacation Ownership Interests exclusively through ILX Premiere Vacation Club. Until construction is complete, ILX Premiere Vacation Club members wishing to visit San Carlos may utilize units in the San Carlos Plaza Resort as well as all the resort amenities. The resort amenities will continue to be available to owners of Vacation Ownership Interests in the Treasures of the Sea of Cortez Beach Club (including ILX Premiere Vacation Club owners as discussed more fully below) following completion of construction. Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, several lounges, gift shops and water sports equipment. Each unit in the Treasures of the Sea of Cortez Beach Club will have a separate living area, bedroom(s), full kitchen and balcony or patio. During 1999, the Company annexed the 1,500 San Carlos Vacation Ownership Interests into ILX Premiere Vacation Club. Treasures of the Sea of Cortez Beach Club will be an RCI Resort and has been awarded Gold Crown status. Operation of a small on-site sales office is planned following completion of construction of the units and will offer Vacation Ownership Interests in ILX Premiere Vacation Club.

     ILX PREMIERE VACATION CLUB

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary ILX Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in the ILX Premiere Vacation Club. During 1999, the Company annexed additional units and as of December 31, 2000, ILX Premiere Vacation Club included a total of 8,000 Vacation Ownership Interests. The 8,000 Vacation Ownership Interests annexed into the Club consist of 1,581 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in the

Inn at Los Abrigados, 1,566 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Treasures of the Sea of Cortez Beach Club, 695 Vacation Ownership Interests in VCA-South Bend, 1,725 Vacation Ownership Interests in VCA-Tucson and 103 Vacation Ownership Interests in the Roundhouse Resort.

     At December 31, 2000, 3,794 of the 8,000 ILX Premiere Vacation Club Vacation Ownership Interests were available for sale. ILX Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company's sales offices.

     ADDITIONAL INTERESTS

     In addition to the ILX Resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 2000, the Company owned, in addition to the 103 Vacation Ownership Interests in the Roundhouse Resort that have been annexed into ILX Premiere Vacation Club as disclosed above, an additional 45 deeded Vacation Ownership Interests in the Roundhouse Resort, which it intends to annex into ILX Premiere Vacation Club in the future, and eleven deeded Vacation Ownership Interests in the Ventura Resort in Boca Raton, Florida, six deeded Vacation Ownership Interests in a resort in Palm Springs, California and one to two Vacation Ownership Interests in each of a number of additional resorts that it holds for resale.

     PHOENIX SALES OFFICE

     In January 2000, the Company opened an approximately 2,833 square foot offsite sales office in Phoenix, Arizona, in the same building in which its corporate offices are located. This office offers interests in ILX Premiere Vacation Club primarily to prospective customers who reside in the Phoenix metropolitan area.

     SEDONA STATION

     In December 2000, the Company acquired the Sedona Station, a recently constructed 5,200 square foot art gallery, situated immediately adjacent to the entrance of Los Abrigados Resort & Spa in Sedona, Arizona. In January 2001, the Company completed renovation of Sedona Station into a sales center. The acquisition and conversion of this property enables the Company to both increase the size of the Sedona sales operation and to construct additional lodging units at Los Abrigados Resort in the space previously utilized for the Sedona sales center.

     LAS VEGAS LEASEHOLD INTEREST

     In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a 44-acre parcel in Las Vegas, Nevada near the "Las Vegas Strip" and the University of Nevada - Las Vegas. If acquired, the Company intends to develop the property into a mixed use development including construction of a Varsity Clubs of America, operation of a vacation ownership sales office, as well as subletting portions of the parcel for traditional hotel, restaurant, golf and other ancillary uses. Earnest money in the amount of $100,000 was deposited with an escrow agent at the signing of the agreement. The Company had an original eight-month period, which has since been extended through April 23, 2001, in which to secure financing, extend the lease term, receive government approvals, complete its due diligence and make a determination whether to proceed with the acquisition.

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

     ENHANCED AMENITIES. Each of the ILX Resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests and has a limited service restaurant) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high-quality resorts, such as horseback riding, golf, swimming pools and exercise facilities. The Company believes that most resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities. As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities. See "- The Resorts."

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

     STANDARD DESIGN, LOWER CONSTRUCTION AND OPERATING COSTS OF VARSITY CLUBS. The Company's Varsity Clubs concept is based upon its VCA-South Bend prototype. While each Varsity Clubs may have aspects uniquely tailored to its targeted customer base, the Company believes that its standard architectural and interior designs for Varsity Clubs will significantly reduce associated development and construction costs. Standardization will also allow the Company to rapidly develop new Varsity Clubs and integrate new resorts in response to demand. The Company anticipates that new Varsity Clubs can be constructed within one year from acquisition of the underlying real property.

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

ILX PREMIERE VACATION CLUB

     Sales of Vacation Ownership Interests in ILX Premiere Vacation Club commenced in June 1998. Purchasers are offered deeded membership interests that may be used each use year in their entirety at one time or may be divided into shorter stays at one or a variety of the Company's resorts or may be exchanged through a participating exchange network. The Company's ILX Premiere Vacation Club emphasizes CARs (i) that facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX Resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) that facilitate flexible use options. The Company believes that its proprietary branded ILX Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX Resorts. In addition, membership interests in the ILX Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX Resort. The Company also markets membership interests in its ILX Premiere Vacation Club to existing ILX owners, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

     Initially, the Company's ILX Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX Resorts. New resorts are expected to be added through the Company's pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 25-year right-to-use Vacation Ownership Interests in Treasures of the Sea of Cortez Beach Club in San Carlos, Mexico. By marketing its inventory of Vacation Ownership Interests through ILX Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in ILX Premiere Vacation Club. With its existing and planned resorts in Arizona, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets to support the initial introduction of the ILX Premiere Vacation Club concept. The Company believes that the geographic and cultural diversity of Arizona make that state particularly appropriate for this expansion. Thereafter, the Company intends to develop networks of CARs proximate to other major metropolitan areas in the western United States. Further capitalizing on the flexibility of ILX Premiere Vacation Club, in 1999, the Company entered into an agreement with a Scottsdale, Arizona resort whereby Maricopa County-based ILX Premiere Vacation Club members may utilize the resort's facilities on a day use basis, thereby enhancing the benefits of ownership in ILX Premiere Vacation Club.

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

     The prototype VCA-South Bend facility is an all-suite, 62-unit lodging facility that features amenities such as The Stadium (a sports-themed atrium lounge serving a variety of food and beverages and featuring a theater-wall television), a private Member's Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers. The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

     The first Varsity Clubs facility was completed in August 1995, and is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 2000, approximately 492 one-week intervals were available for sale (excluding 695 Vacation Ownership Interests owned by ILX Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests). To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

     The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Clubs was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals. At December 31, 2000, approximately 1,072 one-week intervals were available for sale (excluding 1,725 Vacation Ownership Interests owned by ILX Premiere
Vacation Club). VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 750,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 180,000 people. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. The VCA-Tucson on-site sales office offers customers both ILX Premiere Vacation Club and VCA-Tucson Vacation Ownership Interests. ILX Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in ILX Premiere Vacation Club, as well as a variety of additional benefits.

     The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years. Management believes there exist numerous sites in the western United States that are attractive for the development of additional Varsity Clubs. The Company intends to expand its Varsity Clubs concept to up to three of these areas in the next five years, based upon the VCA-South Bend prototype, with certain modifications and improvements. The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered, each with a consistent design and selection of amenities. Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise. Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas, such as Tempe, Arizona; Boulder, Colorado; Las Vegas, Nevada; Palo Alto, California; Salt Lake City - Provo, Utah; and Seattle, Washington. In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a site near the University of Nevada - Las Vegas. See - Description of ILX Resorts. If acquired, the Company intends to develop a Varsity Clubs of America on the site. The Company may seek to broaden the affinity marketing base of its future Varsity Clubs by situating them proximate to more than one prominent college or university, where appropriate. The Varsity Clubs concept also seeks to capitalize on affinity marketing strategies through the perceived affiliation with a nationally recognized university and the "city club" experience with which the Company seeks to associate the Varsity Clubs of America brand name. The Company intends to provide purchasers of Vacation Ownership Interests in one Varsity Clubs certain benefits at other Varsity Clubs in order to enhance their appeal to consumers.

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

     MARKETING.  The Company's marketing activities are devoted primarily toward
(i) hotel guests at the ILX Resorts, (ii) RCI and II exchange program participants staying at the ILX Resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX Resorts and in the metropolitan areas within driving distances of the ILX Resorts and (iv) direct mail, telemarketing and other contact with residents of metropolitan areas within driving distance of the ILX Resorts. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at ILX Resorts and from an offsite sales office in Phoenix, Arizona. For its on-site sales offices, the Company primarily targets customers who live within driving distance of the ILX Resort or who are vacationing at or near the ILX Resort. This practice allows the Company to invite potential purchasers to experience the ILX Resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX Resort and/or a greater likelihood to take vacations. The Company targets local residents to its Phoenix offsite sales office by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation. The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX Resorts to their homes, and because of their interest in travel.

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

     SALES. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 110 employees at December 31, 2000, including approximately 75 sales agents at the sales offices located at selected ILX Resorts and the Phoenix sales office. Prospective first-time purchasers at the ILX Resorts sales office participate in a tour of the facilities as well as its related amenities, guided by a salesperson. In the Phoenix offsite sales office, the "tour" of the facilities consists of a photo tour of the ILX Resorts and viewing of a video on vacation ownership. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts substantial credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history. After final approval of a purchase, which includes verification of employment, the Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

     In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners. Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered by the ILX Resorts. Sales to ILX owners accounted for 10.6% of Vacation Ownership Interest sales by the Company during 2000. During 1999 and 1998, sales to ILX owners accounted for 9.2% and 13.7% of the Company's total sales, respectively.

     Prior to June 1998, the Company's inventory of Vacation Ownership Interests had historically consisted of a one-week interval that could be used on an annual or an alternate-year basis in a specified ILX Resort during a specified range of dates. ILX owners could also participate in exchange networks such as RCI and II. Commencing in June 1998, the Company began offering deeded membership interests in its ILX Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX Resorts for up to one week on an annual or alternate-year basis. ILX Premiere Vacation Club members may divide their stays into shorter vacations at any time between a specified period of time, enjoy unlimited day use and discounted goods and services at any ILX Resort, as well as a variety of other benefits. The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

CUSTOMER FINANCING

     The Company currently provides financing for approximately 80% to 85% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment. The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 15.9% to 17.9% per annum. At December 31, 2000, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $27.7 million, of which $20.8 million were serviced by an outside vendor and had a weighted average yield of 15.10% per annum, which compared favorably to the Company's weighted average cost of borrowings for such Customer Notes of 11.0% per annum.

     The Company believes that providing available financing is essential to the successful sales and marketing of its Vacation Ownership Interest inventory. However, the Company seeks to minimize the risks associated with its financing activities by emphasizing the credit pre-approval process. In addition, the Company expends significant resources negotiating alternative repayment programs for past due accounts, so as to minimize its actual losses. Collection activities with respect to Customer Notes that the Company has hypothecated are managed internally and serviced by a third party on behalf of the lenders and the Company. In addition, the Company may utilize third party collection agencies for difficult accounts.

     Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2000, the Company retained Customer Notes in an aggregate principal amount of $27.7 million as compared to $7.9 million at December 31, 1995.

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

     At December 31, 2000, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2000, $23.8 million of the $40 million commitment was available to the Company. The Company has been informed that this financial institution is ceasing the portion of its activities that includes financing of Customer Notes. The Company has not yet assessed how it will be affected by this change. The Company also has financing commitments in the aggregate amount of $43.5 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral. These borrowings bear interest at prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million), have draw periods which expire in 2001 and 2002, and maturity dates of 2006 and 2007, respectively. At December 31, 2000, $28.2 million was available to the Company under these commitments. The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 1998, 1999 and 2000, the aggregate amount of these reserves was $3.5 million, $3.3 million and $4.3 million, respectively. During 1998, the Company's provision for doubtful accounts exceeded actual write-offs by $0.5 million. During 1999, actual write-offs exceeded the Company's provision for doubtful accounts by $0.2 million. In 2000, the Company's provision for doubtful accounts exceeded actual write-offs by $1 million. The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible. The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

OTHER OPERATIONS

     RESORT OPERATIONS. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX Resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX Resorts. During 2000, the Company received $13.8 million in net revenues from these operations, consisting of $7.7 million in room rental revenue, $4.2 million in food and beverage revenue and $1.9 million in other revenue. Of these amounts, Los Abrigados contributed $9.1 million, or 66% of the Company's total resort operations revenues in 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Historically, the Company's resort operation activities have not generated a material portion of the Company's net profits on a consolidated business. Revenues from resort operations typically vary significantly from one ILX Resort to another. In addition, changes in revenue received from these operations have not typically correlated with fluctuations in the Company's revenues from sales of Vacation Ownership Interests. Management expects this trend to continue in the future as resort occupancy by owners of Vacation Ownership Interests, who pay a lower rate through their dues than the rate charged traditional resort guests, increases; the Company acquires or builds new resorts that are in different phases of the sales life cycle and therefore have different use patterns between vacation owners and resort guests than the existing portfolio of resorts; and because future resorts may have different rate structures, reflective of their location and amenities, than existing resorts. The Company believes that its resort management activities directly complement the Company's efforts with respect to the marketing and sales of Vacation Ownership Interests.

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

     The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX Resorts. Commencing in the second quarter of 1998, these products were marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line were implemented. Sedona Spa products have, and continue to be, utilized at the ILX Resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. SWI uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Sales of Sedona Spa products are included in "Income from land and other, net" on the Company's financial statements and have not resulted in a material amount of net revenues or profits to the Company. The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets through 2001. Pursuant to an agreement to provide SWI financing to fund working capital shortfalls through November 30, 2000, the Company had advanced SWI $200,000 as of December 31, 2000. The advances bear interest at the prime plus 3%, with interest payable monthly, and mature on December 31, 2001. SWI uses certain services of ILX post spin-off, for which SWI pays the Company.

     LAND SALES. Since l993, the Company has also received revenues from the sale of primarily unimproved real property. These operations originated as a result of the Company's acquisition of its wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), in November 1993. The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations. Typically, the Company has sold these assets as subdivided lots or large unimproved parcels. The Company intends to sell substantially all of the remaining assets during the next twenty-four months, although there can be no assurance that it will be able to sell these assets at attractive prices, if at all, during this time. Following the sale of these assets, management does not expect to engage in the sale of real property.

     RESALE OPERATIONS. In June 1998, the Company acquired a 51% interest and in June 2000, the 49% remaining minority interest, in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona, and while the Company anticipates the possibility of expanding these operations to additional vacation destinations, there are no short-term plans to do so. To date, the operations of TRBI have not been material to the Company.

PARTICIPATION IN EXCHANGE NETWORKS

     The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the American Resort Development Association, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 85% of the Vacation Ownership Interests at the ILX Resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. ILX also offers certain interested purchasers enrollment in a cruise exchange program in which the customer may exchange his Vacation Ownership Interest for or receive discounts on cruises worldwide. Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations. In addition, ILX's Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

     The Vacation Ownership Interest industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide Inc. and Promus Hotel Corporation. In addition, other publicly traded companies such as Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc., and Bluegreen Corporation currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

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

     The Company does not always conduct Phase I environmental assessments at the ILX Resorts, properties under development and properties subject to acquisition. Because many of the Company's resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations. Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report. However, when appropriate, the Company has in the past and will in the future obtain Phase I reports. To date, the Company has obtained environmental reports with respect to three of the ILX Resorts. In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests. To date, the Company's investigations of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

EMPLOYEES

     As of December 31, 2000, the Company had approximately 838 employees, of which approximately 714 were employed on a full-time basis (including approximately 124 employed on a full-time equivalent basis of 20 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions.

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

CORPORATE HEADQUARTERS

     The Company leases 5,444 square feet for its corporate offices in Phoenix, Arizona, under a lease that expires on January 31, 2002. The Company leases an additional 2,833 square feet through December 31, 2004 in the same building that houses its corporate offices, which it utilizes for its Phoenix offsite sales office.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock, after giving retroactive effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998. The information is as reported by the Nasdaq SmallCap Market or the American Stock Exchange. Since February 11, 1998, the Common Stock has been listed on the American Stock Exchange. Prior to February 11, 1998, it had been traded on the Nasdaq SmallCap Market. As of December 31, 2000, the Common Stock was held by approximately 1,083 holders of record. No dividends on the Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. Dividends on Common Stock are subordinate to dividends payable on the Company's Series A and Series C Preferred Stock.

                                                        COMMON STOCK
                                                      ----------------
                                                      HIGH         LOW
                                                      ----         ---
        YEAR ENDED DECEMBER 31, 1999
          First Quarter                              $2.44        $1.25
          Second Quarter                              2.50         1.50
          Third Quarter                               2.25         1.75
          Fourth Quarter                              2.00         1.37
        YEAR ENDED DECEMBER 31, 2000
          First Quarter                               2.38         1.38
          Second Quarter                              2.44         1.50
          Third Quarter                               2.25         1.63
          Fourth Quarter                              2.13         1.63

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated historical financial information set forth below for the five years ended December 31, 2000 has been derived from the consolidated financial statements of the Company, which have been restated to give effect to the Reverse Stock Split.

     The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 DECEMBER 31,
                                          -----------------------------------------------------------
                                           1996         1997         1998         1999        2000
                                          -------    ---------     --------     --------    ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Revenues                             $31,581      $36,411      $36,858      $40,439      $43,053
     Net income                             1,051        1,668           62          703        1,533
     Net income per share - basic             .38          .60          .00          .16          .40
     Net income per share - diluted           .37          .59          .00          .16          .39
     Total assets                          41,275       43,722       51,997       57,389       65,545
     Notes payable                         16,434       22,051       23,002       28,121       33,851
     Shareholders' equity                  15,175       16,621       25,764       25,239       25,835

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

OVERVIEW

     ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX Resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns six resorts in Arizona, developable land adjacent to an existing resort in Arizona, one resort in Indiana, one resort in Colorado and 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------
                                                                        1998         1999         2000
                                                                       -------      -------      -------
     As a percentage of total timeshare revenues:
       Sales of Vacation Ownership Interests                              61.3%        58.6%        60.8%
       Resort operating revenue                                           33.1%        33.0%        32.0%
       Interest income                                                     5.6%         8.4%         7.2%
                                                                       -------      -------      -------

       Total timeshare revenues                                          100.0%       100.0%       100.0%
                                                                       =======      =======      =======
     As a percentage of sales of Vacation Ownership Interests:
       Cost of Vacation Ownership Interests sold                          13.8%        13.3%        14.6%
       Sales and marketing                                                67.7%        65.1%        56.3%
       Provision for doubtful accounts                                     2.9%         3.4%         4.3%
       Contribution margin percentage from sale of Vacation
         Ownership Interests (1)                                          15.6%        18.3%        24.8%

     As a percentage of resort operating revenue:
       Cost of resort operations                                          97.3%        93.7%        93.0%

     As a percentage of total timeshare revenues:
       General and administrative                                          9.2%        10.8%        10.8%
       Depreciation and amortization                                       1.0%         1.3%         1.4%
       Timeshare operating income                                          5.9%         9.0%        12.3%

     Selected operating data:
       Vacation Ownership Interests sold (2)(3)                          1,485        1,545        1,724
       Average sales price per Vacation Ownership Interest sold
         (excluding revenues from Upgrades) (2)                        $13,013      $13,453      $13,377
       Average sales price per Vacation Ownership Interest sold
         (including revenues from Upgrades) (2)                        $15,137      $15,183      $14,901

- ----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,303, 2,387 and 2,632 biennial and annual Vacation Ownership Interests for the years ended December 31, 1998, 1999 and 2000, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 2000

     Sales of Vacation Ownership Interests increased 10.4% or $2.5 million in 2000 to $26.2 million from $23.7 million in 1999, reflecting an increase in sales from the Sedona sales office, addition of the Phoenix offsite sales office and increased Upgrades, net of a decrease in sales from both the VCA-South Bend and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is a result of an increase in the number of tours and an improved closing rate (sales as a percentage of tours). The decrease in sales from the VCA-South Bend sales office reflects the reduction in the third quarter of 1999 from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tour flow, in part as a result of reducing the operation from seven days to five days a week to gain certain operating efficiencies. Upgrade revenue increased 18.2% to $2.6 million in 2000 from $2.2 million in 1999, reflecting expansion of marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) was comparable between years at $13,377 in 2000 and $13,453 in 1999. The average sales price per Vacation Ownership Interest sold including Upgrades declined slightly between years to $14,901 in 2000 from $15,183 in 1999, in spite of the increase in Upgrade revenue, because of the greater number of sales (excluding Upgrades) in 2000.

     The number of Vacation Ownership Interests sold increased 11.6% to 1,724 in 2000 from 1,545 in 1999. Sales of Vacation Ownership Interests in 2000 included 1,816 biennial Vacation Ownership Interests (counted as 908 annual Vacation Ownership Interests) and 816 annual Vacation Ownership Interests compared to 1,685 biennial Vacation Ownership Interests (counted as 843 annual Vacation Ownership Interests) and 702 annual Vacation Ownership Interests in 1999.

     Resort operating revenues increased 3.3% or $0.4 million from $13.4 million in 1999 to $13.8 million in 2000, reflecting a slight increase in both revenue from vacation interval owners and hotel room rentals. While the cost of resort operations increased 2.5% or $0.3 million to $12.8 million in 2000 from $12.5 million in 1999, due primarily to inflation, cost of resort operations as a percentage of resort operating revenue improved modestly to 93.0% in 2000 from 93.7% in 1999.

     Interest income decreased by 8.6% to $3.1 million in 2000 from $3.4 million in 1999, reflecting greater early pay-offs of Customer Notes in 2000.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased to 14.6% in 2000 from 13.3% in 1999, reflecting variations in product mix, an increase in cost of sales recognized on Upgrades, and improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 56.3% in 2000 compared to 65.1% in 1999, reflecting generation of a greater number of tours and increased closing rates at the Sedona sales office in 2000, and reduction of less efficient tour generation methods to the VCA-South Bend sales office beginning in the third quarter of 1999 and to the Kohl's Ranch sales office beginning in the first quarter of 2000.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 4.3% of sales of Vacation Ownership Interests in 2000 from 3.4% in 1999, reflecting the Company's decision to increase the provision on new sales in the second quarter of 2000.

     General and administrative expenses increased 5.7% to $4.6 million in 2000 from $4.4 million in 1999, corresponding to revenue growth between years. General and administrative expenses were comparable between years as a percentage of total timeshare revenues at 10.8% in both 1999 and 2000.

     Interest expense decreased 5.1% from $2.8 million in 1999 to $2.7 million in 2000, reflecting the combined net effect of greater borrowings in 2000 and lower borrowing rates. During 2000, the Company continued to retain and borrow against, rather than sell, more of its Customer Notes. The Company borrows against such notes at variable rates tied to prime and, accordingly, during 2000 a greater percentage of the Company's indebtedness is at lower, variable rates and a lesser percentage at higher fixed rates than in prior years. The increase in Notes Payable at December 31, 2000 compared to December 31, 1999 includes the assumption of $4,472,900 in indebtedness to acquire the Bell Rock Inn in late December 2000, for which minimal interest was incurred during 2000.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1999

     Sales of Vacation Ownership Interests increased 5.0% or $1.1 million in 1999 to $23.7 million from $22.6 million in 1998, reflecting an increase in sales from the Sedona sales office, net of a decrease in sales from the VCA-South Bend sales office and reduced Upgrades. The increase in sales from the Sedona sales office is a result of both an increase in the number of tours and an improved closing rate (sales as a percentage of tours). The decrease in sales from the VCA-South Bend sales office reflects the reduction from a full scale sales office in 1998 to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales in the third quarter of 1999. Upgrade revenue decreased 29.0% from $3.1 million in 1998 to $2.2 million in 1999 because 1998 sales reflected the introduction of ILX Premiere Vacation Club late in the second quarter of 1998. The Company made special offers to introduce the program to its existing owners, which generated significant upgrade activity in 1998. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 3.4% to $13,453 in 1999 from $13,013 in 1998 as a result of increased sales prices. The increase in average sales price per Vacation Ownership Interest sold including Upgrades increased 0.3% reflecting the increased prices on new sales, net of fewer Upgrades.

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

     Resort operating revenues increased 9.8% or $1.2 million from $12.2 million in 1998 to $13.4 million in 1999 as a result of a full year of operations of VCA-Tucson, which opened in the third quarter of 1998. The cost of resort operations increased 5.3% or $0.6 million from $11.9 million in 1998 to $12.5 million in 1999, again reflecting the full year of activity of VCA-Tucson. Cost of resort operations as a percentage of resort operating revenue improved from 97.3% in 1998 to 93.7% in 1999 as a result of the non-recurrence of the 1998 opening and start-up costs and the increased occupancy at VCA-Tucson.

     The 64.1% increase in interest income from $2.1 million in 1998 to $3.4 million in 1999 is a result of the increase in Customer Notes retained by the Company, consistent with its strategy to retain and borrow against, rather than sell, a greater portion of its Customer Notes. The Company has sought to increase the percentage of Customer Notes it retains (hypothecates) and borrows against, rather than sells, thereby benefiting from the interest spread between the customer rate and the lower Company borrowing rate.

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

     General and administrative expenses increased 29.7% to $4.4 million in 1999 from $3.4 million in 1998, and to 10.8% as a percentage of total timeshare revenues in 1999 from 9.2% in 1998. The increases in 1999 reflect recognition of ESOP contributions, increased professional fees, including fees to reissue the audit reports of previous years, and costs related to development and implementation of centralized reservations, owner services and reporting systems to support ILX Premiere Vacation Club and to provide for expected future growth. In addition, 1998 general and administrative expense was reduced by successful appeals of property tax assessments and the reduction of unused legal reserves.

     The 36.7% increase in interest expense from $2.1 million in 1998 to $2.8 million in 1999 reflects increased borrowings against Customer Notes receivable as the Company retains and borrows against more of such Notes, net of decreases in interest rates and fluctuations in the balances of borrowings outstanding.

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

     The fluctuations in cash provided by financing activities from $3.7 million in 1999 and $9.8 million in 1998 to cash used in financing activities of $0.1 million in 2000, reflect increased principal payments on notes payable in 2000, and the increase in treasury stock purchases during 2000 as compared to 1999 and 1998. In addition, 1998 net cash provided by financing activities included the proceeds, net of offering costs, of the follow-on offering of 1.6 million shares of common stock, net of repayment of indebtedness with a portion of the proceeds of the offering.

     For regular Federal income tax purposes, the Company reports substantially all of its non-factored financed Vacation Ownership Interest sales under the installment method. Under the installment method, the Company recognizes income on sales of Vacation Ownership Interests only when the Company receives cash either in the form of a down payment, as an installment payment or from proceeds from the sale of the Customer Note. The deferral of income tax liability conserves cash resources on a current basis. Interest may be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable.

     At December 31, 2000, the Company, excluding its Genesis subsidiary, had net operating loss ("NOL") carryforwards of approximately $4.6 million, which expire in 2001 through 2013. At December 31, 2000, Genesis had federal NOL carryforwards of approximately $1.4 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

     In addition, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three-year period. Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes. See Note 7 of Notes to Consolidated Financial Statements.

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities both in 1998 and 1999 was $5.3 million and in 2000 was $6.6 million. The increase in cash used in investing activities in 2000 reflects the cash portion of the purchase of the Bell Rock Inn and of Sedona Station in 2000.

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. Cash provided by operating activities was $6.2 million in 2000 as compared to $1.3 million in 1999 and as compared to cash used in operating activities of $4.6 million in 1998. The increased cash provided by operating activities in 2000 reflects greater net income, and the greater associated deferred income taxes and provision for doubtful accounts. Variations between years also reflect that during 1998 and 1999, the Company advanced funds toward the cost of construction of the San Carlos Vacation Ownership Interests, a portion of which was repaid to the Company during 2000. The decrease in other assets in 2000 was due to timing differences in collection of receivables from the ILX Resorts Homeowner Associations.

     Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by the Company's stock purchased with the funds and guaranteed by the Company. During 2000, the Company contributed $250,000 to the ESOP and such funds were used by the ESOP to repay the line of credit.

     During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market and during 2000, the Company issued to the ESOP 100,000 shares of restricted common stock. At December 31, 2000, 257,400 of the shares owned by the ESOP and purchased with borrowed funds remained collateral for the $250,000 principal outstanding on the ESOP line of credit. These shares had not been released to participant accounts, although 128,700 of these shares were committed to be released at that date and were released in early 2001. At December 31, 2000, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation. The fair market value of the unallocated shares at December 31, 2000 was approximately $482,625, inclusive of the shares committed to be released.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At December 31, 2000, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At December 31, 2000, $23.8 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At December 31, 2000, approximately $28.2 million is available under these commitments.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty Vacation Ownership Interests for the price of $500,000. The Vacation Ownership Interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a Note payable to affiliates. The agreement also modified the terms of a previously existing Note payable to a related affiliate. As of December 31, 2000, the balance on this note is $300,000.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000 at an interest rate of prime plus 3%, with interest payable monthly, and a maturity date of December 31, 2000. During 2000, the Company advanced the full $200,000 and in December 2000 the parties modified the terms of the agreement to include securing the note with inventory and other assets of SWI and extending the maturity date to December 31, 2001.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for the Sedona Vacation Club, the owners' association of the members who own Vacation Ownership Interests in Los Abrigados. Sedona Vacation Club used the proceeds for renovations at Los Abrigados and is repaying the principal and interest from collections it receives from a special assessment of its owners for this purpose and from current and future year owner reserve payments. The line of credit bears interest at prime plus 2.5% and is due through 2002. As of December 31, 2000, approximately $423,000 was outstanding on this line.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. The note payable bears interest at 12% and is due through 2002. At December 31, 2000, approximately $420,000 was outstanding on the note. During 2000, the Company purchased 657,400 shares of its Common Stock for $1,308,655.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which is secured by the property and bears interest at a fixed rate of 8.625%. The debt is payable in equal monthly payments of principal and interest over a ten-year term, ending April 2011.

     In December 2000, the Company acquired the Bell Rock Inn in the Village of Oak Creek, Arizona, for a purchase price of $4,972,997, including assumption of the existing mortgage balance of $4,472,997. The mortgage bears interest at 7.49%, and is payable in equal monthly payments of principal and interest through 2023. The Company intends to lease the restaurant and lounge facilities to an outside operator and in conjunction with such lease may advance up to $50,000 to the operator for improvements to the facilities.

     In January 2001, the Company refinanced the construction note payable on VCA-Tucson. The new terms include extension of the maturity date to April 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $100,000 minimum monthly principal payment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Consolidated Financial Statements               Page or Method of Filing
                                                        ------------------------

         (i)  Report of Hansen, Barnett & Maxwell, a      Page F-2
              professional corporation

         (ii) Consolidated  Financial Statements and      Pages F-3 through F-21
              Notes to  Consolidated  Statements  of
              the Registrant, including Consolidated
              Balance Sheets as of December 31, 2000
              and 1999 and  Consolidated  Statements
              of  Operations,  Shareholders'  Equity
              and Cash  Flows  for each of the three
              years ended  December 31,  2000,  1999
              and 1998.

(a) (2)  Consolidated Financial Statement Schedules

         Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)  Exhibits

         The Exhibit Index attached to this report is hereby incorporated by reference.

(b)      Reports on Form 8-K

         None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2001.

                                   ILX Resorts Incorporated,
                                   an Arizona corporation
                                   (Registrant)


                                   By: /s/ Joseph P. Martori
                                       -----------------------------------------
                                       Joseph P. Martori
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signatures                           Title                      Date
      ----------                           -----                      ----

/s/ Joseph P. Martori            Chairman of the Board and        March 23, 2001
- ---------------------------      Chief Executive Officer
Joseph P. Martori                (principal executive officer)


/s/ Nancy J. Stone               President, Chief Operating       March 23, 2001
- ---------------------------      Officer and Director
Nancy J. Stone


/s/ Michael E. Miller            Executive Vice President and     March 23, 2001
- ---------------------------      Chief Financial Officer
Michael E. Miller                (principal financial officer)


/s/ Taryn L. Chmielewski         Vice President and Chief         March 23, 2001
- ---------------------------      Accounting Officer
Taryn L. Chmielewski


/s/ Edward S. Zielinski          Executive Vice President and     March 23, 2001
- ---------------------------      Director
Edward S. Zielinski


/s/ Joseph P. Martori, II        Senior Vice President and        March 23, 2001
- ---------------------------      Director
Joseph P. Martori, II


/s/ Steven R. Chanen             Director                         March 23, 2001
- ---------------------------
Steven R. Chanen


/s/ James W. Myers               Director                         March 23, 2001
- ---------------------------
James W. Myers


/s/ Patrick J. McGroder III      Director                         March 23, 2001
- ---------------------------
Patrick J. McGroder III

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements:

  Consolidated Balance Sheets at December 31, 1999 and 2000                  F-3

  Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000                                           F-4

  Consolidated Statements of Shareholders' Equity for the years
  ended December 31, 1998, 1999 and 2000                                     F-5

  Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000                                           F-6

  Notes to Consolidated Financial Statements                                 F-7

                   [LETTERHEAD OF HANSEN, BARNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 6, 2001

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                      ---------------------------------
                                                                          1999                 2000
                                                                      ------------         ------------
                                     ASSETS

Cash and cash equivalents                                             $  2,971,365         $  2,518,122
Notes receivable, net (Notes 2, 5 and 8)                                23,145,383           26,619,853
Resort property held for Vacation Ownership Interest sales
  (Notes 2, 3, 8 and 17)                                                21,742,875           21,663,793
Resort property under development                                          346,786              254,441
Land held for sale                                                       1,596,759            1,667,298
Deferred assets (Note 5)                                                   227,933              170,440
Property and equipment, net (Notes 6, 8 and 17)                          4,212,470           10,150,674
Other assets                                                             3,144,951            2,500,155
                                                                      ------------         ------------

        TOTAL ASSETS                                                  $ 57,388,522         $ 65,544,776
                                                                      ============         ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                    $    923,016         $  1,220,787
  Accrued and other liabilities                                          2,679,107            3,126,940
  Due to affiliates (Note 9)                                                26,282                   --
  Notes payable (Note 8)                                                27,020,947           32,851,068
  Notes payable to affiliates (Notes 9 and 17)                           1,100,000            1,000,000
  Deferred income taxes (Note 7)                                           376,223            1,510,535
                                                                      ------------         ------------

        Total liabilities                                               32,125,575           39,709,330
                                                                      ------------         ------------

MINORITY INTERESTS (Note 10)                                                23,778                   --
                                                                      ------------         ------------
COMMITMENTS AND CONTINGENCIES (Notes 11 and 18)

SHAREHOLDERS' EQUITY (Notes 12, 13, 14 and 15):
  Preferred stock, $10 par value; 10,000,000 shares authorized;
   305,978 and 291,553 shares issued and outstanding;
   liquidation preference of $3,059,780 and $2,915,530                   1,179,298            1,138,566
  Common stock,  no par value; 30,000,000 shares authorized;
   3,921,173 and 4,105,192 shares issued (Note 1)                       18,069,840           18,333,333
  Treasury stock, at cost, 0 and 657,500 shares, respectively                   --           (1,308,655)
  Additional paid in capital                                               279,450              225,742
  Guaranteed ESOP obligation (Note 14)                                    (500,000)            (250,000)
  Retained earnings                                                      6,210,581            7,696,460
                                                                      ------------         ------------
        Total shareholders' equity                                      25,239,169           25,835,446
                                                                      ------------         ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 57,388,522         $ 65,544,776
                                                                      ============         ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended December 31,
                                                        --------------------------------------------------
                                                            1998               1999               2000
                                                        ------------       ------------       ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests                 $ 22,582,605       $ 23,708,616       $ 26,169,022
  Resort operating revenue                                12,215,791         13,350,658         13,797,418
  Interest income                                          2,059,187          3,379,626          3,087,403
                                                        ------------       ------------       ------------
        Total timeshare revenues                          36,857,583         40,438,900         43,053,843
                                                        ------------       ------------       ------------

COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold                3,112,550          3,148,840          3,810,323
  Cost of resort operations                               11,884,115         12,512,259         12,825,576
  Sales and marketing                                     15,285,515         15,431,476         14,741,036
  General and administrative                               3,377,937          4,381,522          4,630,201
  Provision for doubtful accounts                            663,666            796,548          1,116,813
  Depreciation and amortization                              369,155            532,114            614,882
                                                        ------------       ------------       ------------

        Total cost of sales and operating expenses        34,692,938         36,802,759         37,738,831
                                                        ------------       ------------       ------------
Timeshare operating income                                 2,164,645          3,636,141          5,315,012
Income from land and other net                                13,987            403,676              6,340
                                                        ------------       ------------       ------------

Total operating income                                     2,178,632          4,039,817          5,321,352
Interest expense (Notes 8 and 9)                          (2,074,139)        (2,836,049)        (2,692,516)
                                                        ------------       ------------       ------------

Income before income taxes and minority interests            104,493          1,203,768          2,628,836
Income tax expense (Note 7)                                  (45,500)          (473,570)        (1,025,176)
                                                        ------------       ------------       ------------

Income before minority interests                              58,993            730,198          1,603,660
Minority interests (Note 10)                                   3,271            (27,049)           (70,422)
                                                        ------------       ------------       ------------

NET INCOME                                              $     62,264       $    703,149       $  1,533,238
                                                        ============       ============       ============
NET INCOME PER SHARE (Notes 1 and 4):

  Basic                                                 $       0.00       $       0.16       $       0.40
                                                        ============       ============       ============
  Diluted                                               $       0.00       $       0.16       $       0.39
                                                        ============       ============       ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Preferred Stock               Common Stock                Treasury Stock
                                            -------------------------    --------------------------    -----------------------
                                              Shares        Amount         Shares         Amount        Shares       Amount
                                            ----------    -----------    ----------    ------------    --------    -----------
BALANCES, DECEMBER 31, 1997                    380,468    $ 1,384,891     2,692,433    $ 10,267,667    (103,060)   $ (652,587)
Net income
Issuance of common stock                                                  1,640,100       9,550,516
Payment of dividends
Acquisition of treasury shares,
 net of reissuances                                                                                    (236,580)     (621,256)
Gain on extinguishment of note
 payable to affiliate
                                            ----------    -----------    ----------    ------------    --------    -----------
BALANCES, DECEMBER 31, 1998                    380,468      1,384,891     4,332,533      19,818,183    (339,640)    (1,273,843)
Net income
Issuance of common stock                                                     89,850          94,926
Exchange of preferred stock for
 common stock                                  (74,490)      (205,592)       24,830         205,592
Payment of dividends
Acquisition of treasury shares                                                                         (186,400)      (368,383)
Retirement of outstanding treasury shares                                  (526,040)     (1,642,226)    526,040      1,642,226
Distribution of Sedona Worldwide
 Incorporated                                                                              (406,635)
Guaranteed ESOP obligation
                                            ----------    -----------    ----------    ------------    --------    -----------
BALANCES, DECEMBER 31, 1999                    305,978      1,179,298     3,921,173      18,069,840
Net income
Issuance of common stock                                                     71,600          64,066
Contribution of common stock to
 ESOP Plan                                                                  100,000         146,094
Issuance of cumulation shares for
 dividend arrearage                                                           7,653          13,871
Exchange of preferred stock for
 common stock                                  (14,298)       (39,462)        4,766          39,462
Exchange of preferred stock for
 lodging certificates                             (127)        (1,270)
Acquisition of treasury shares                                                                         (657,500)    (1,308,655)
Payment of dividends
Reduction in guaranteed ESOP contribution
Cost of ESOP shares released
                                            ----------    -----------    ----------    ------------    --------    -----------

BALANCES, DECEMBER 31, 2000                    291,553    $ 1,138,566     4,105,192    $ 18,333,333    (657,500)   $(1,308,655)
                                            ==========    ===========    ==========    ============    ========    ===========


                                            Additional    Guaranteed
                                              Paid In        ESOP         Retained
                                              Capital     Obligation      Earnings       Total
                                            ----------   ------------    -----------   -----------
BALANCES, DECEMBER 31, 1997                 $   79,450   $       0    $ 5,541,372    $16,620,793
Net income                                                                 62,264         62,264
Issuance of common stock                                                               9,550,516
Payment of dividends                                                      (47,997)       (47,997)
Acquisition of treasury shares,
 net of reissuances                                                                     (621,256)
Gain on extinguishment of note
 payable to affiliate                           200,000                                  200,000
                                             ----------   ---------    -----------   -----------
BALANCES, DECEMBER 31, 1998                     279,450                  5,555,639    25,764,320
Net income                                                                 703,149       703,149
Issuance of common stock                                                                  94,926
Exchange of preferred stock for
 common stock
Payment of dividends                                                       (48,207)      (48,207)
Acquisition of treasury shares                                                          (368,383)
Retirement of outstanding treasury shares
Distribution of Sedona Worldwide
 Incorporated                                                                           (406,635)
Guaranteed ESOP obligation                                 (500,000)                    (500,000)
                                             ----------   ---------    -----------   -----------
BALANCES, DECEMBER 31, 1999                     279,450    (500,000)     6,210,581    25,239,169
Net income                                                               1,533,238     1,533,238
Issuance of common stock                                                                  64,066
Contribution of common stock to
 ESOP Plan                                                                               146,094
Issuance of cumulation shares for
 dividend arrearage                             (13,871)
Exchange of preferred stock for
 common stock
Exchange of preferred stock for
 lodging certificates                             1,025                                     (245)
Acquisition of treasury shares                                                        (1,308,655)
Payment of dividends                                                       (47,359)      (47,359)
Reduction in guaranteed ESOP contribution                   250,000                      250,000
Cost of ESOP shares released                    (40,862)                                 (40,862)
                                             ----------   ---------    -----------   -----------

BALANCES, DECEMBER 31, 2000                  $  225,742   $(250,000)   $ 7,696,460   $25,835,446
                                             ==========   =========    ===========   ===========

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                   --------------------------------------------------
                                                                       1998               1999               2000
                                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $     62,264       $    703,149       $  1,533,238
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Undistributed minority interest                                       (3,271)            27,049            (23,778)
   Deferred income taxes                                                 35,659            644,994          1,134,312
   Provision for doubtful accounts                                      663,666            796,548          1,116,813
   Depreciation and amortization                                        369,155            532,114            614,882
   Amortization of guarantee fees                                        40,915              6,700              1,750
   Contribution of common stock to ESOP Plan                                 --                 --            146,094
   Common stock issued to employees for services                         81,227             94,926             64,066
   Change in assets and liabilities:
     Decrease (increase) in resort property held for Vacation
      Ownership Interest sales                                       (6,167,567)          (408,650)            79,082
     Decrease (increase) in resort property under development         2,458,003            139,147             92,345
     Increase in land held for sale                                     (36,387)            (2,874)           (70,539)
     Decrease (increase) in other assets                               (406,005)        (1,624,447)           607,702
     Increase (decrease) in accounts payable                         (1,644,287)          (263,072)           297,771
     Increase (decrease) in accrued and other liabilities               (34,108)           693,364            656,971
     Decrease in due to affiliates                                      (21,259)           (10,131)           (26,282)
                                                                   ------------       ------------       ------------
Net cash provided by (used in) operating activities                  (4,601,995)         1,328,817          6,224,427
                                                                   ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable, net                                              (4,361,441)        (4,382,535)        (4,591,283)
  Decrease (increase) in deferred assets                                (14,783)           (94,792)            55,743
  Purchases of property and equipment, net                             (885,488)          (779,670)        (2,042,995)
                                                                   ------------       ------------       ------------

Net cash used in investing activities                                (5,261,712)        (5,256,997)        (6,578,535)
                                                                   ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                        15,019,952         17,544,988         16,994,924
  Principal payments on notes payable                               (12,796,987)       (13,131,485)       (15,637,800)
  Principal payments on notes payable to affiliates                  (1,113,622)          (294,078)          (100,000)
  Net proceeds from issuance of common stock                          9,394,289                 --                 --
  Acquisition of treasury stock and other                              (621,256)          (368,383)        (1,308,900)
  Preferred stock dividend payments                                     (47,997)           (48,207)           (47,359)
                                                                   ------------       ------------       ------------
Net cash (used in) provided by financing activities                   9,834,379          3,702,835            (99,135)
                                                                   ------------       ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (29,328)          (225,345)          (453,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        3,226,038          3,196,710          2,971,365
                                                                   ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  3,196,710       $  2,971,365       $  2,518,122
                                                                   ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Notes payable issued or assumed to purchase assets or
   minority interest                                                         --            500,000          4,472,997
  Notes payable to acquire shares for ESOP                                   --            500,000                 --

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

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana and Mexico. Until December 31, 1999, the Company's operations also included marketing of skin and hair care products through its then majority owned subsidiary Sedona Worldwide Incorporated ("SWI"). This activity was not considered significant to resort operations (Note 12).

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid, income taxes paid and capitalized interest to resort property under development:

                                            YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                      1998           1999           2000
                                   ----------     ----------     ----------
     Interest paid                 $2,121,000     $2,830,000     $2,726,000
     Income taxes paid                 12,000             --             --
     Capitalized interest             357,000             --         86,000

ACCOUNTING MATTERS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which was effective for financial statements for periods beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 in 1998. There were no items of other comprehensive income, as that term is defined in SFAS 130, in the years ended December 31, 1998, 1999 or 2000.

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

NOTE 2. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                           DECEMBER 31,
                                                    ---------------------------
                                                        1999           2000
                                                    ------------   ------------
     Vacation Ownership Interest notes receivable   $ 23,149,278   $ 27,692,023
     Holdbacks by financial institutions               3,206,705      3,153,871
     Other receivables                                   121,950        121,950
     Allowance for possible credit losses             (3,332,550)    (4,347,991)
                                                    ------------   ------------

                                                    $ 23,145,383   $ 26,619,853
                                                    ============   ============

     Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13% to 17% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

     At December 31, 2000, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2000, $23.8 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 1.5% ($40 million) and prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At December 31, 2000, approximately $28.2 million is available under these commitments.

     At December 31, 1999 and 2000, the Company had approximately $19 million and $18 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Varsity Clubs of America-South Bend ("VCA-South Bend") and Varsity Clubs of America-Tucson ("VCA-Tucson").

     For the twelve months ended December 31, 1998, 1999 and 2000, the Company sold with recourse approximately $6 million, $8 million and $10 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.

     At December 31, 2000, notes receivable in the amount of approximately $293,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 12).

     The following summarizes activity in the allowance for possible credit losses:

                                              YEAR ENDED DECEMBER 31,
                                       --------------------------------------
                                          1998          1999          2000
                                       ----------    ----------    ----------
     Beginning balance                 $2,951,028    $3,474,318    $3,332,550
     Provision for doubtful accounts      663,666       796,548     1,116,813
     Amounts written off                 (140,376)     (938,316)     (101,372)
                                       ----------    ----------    ----------
     Ending balance                    $3,474,318    $3,332,550    $4,347,991
                                       ==========    ==========    ==========

     The Company considers all notes receivable past due in excess of 90 days to be delinquent. Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company. During 1999, the Company deeded back in a bulk transaction Vacation Ownership Interests in Sedona Vacation Club of 146 delinquent owners. These accounts had become delinquent over a several year period. The Company subsequently annexed those recovered weeks to ILX Premiere Vacation Club. At December 31, 2000, $8.0 million in principal or $6.2 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 16.4% and 12.7%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

     At December 31, 1999 and 2000, the above allowance includes $375,000 and $360,000 respectively, for notes sold with recourse.

NOTE 3. RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

     Resort property held for Vacation Ownership Interest sales consists of the following:

                                                       DECEMBER 31,
                                              -----------------------------
                                                  1999              2000
                                              -----------       -----------
     ILX Premiere Vacation Club               $11,515,520       $ 9,751,062
     VCA-Tucson                                 3,574,644         3,526,100
     VCA-South Bend                             2,383,190         2,346,190
     Golden Eagle Resort                        1,433,740         1,443,990
     Los Abrigados                              1,134,201         1,170,430
     Roundhouse Resort                            748,755           748,755
     Kohl's Ranch Lodge                           518,458         2,266,514
     The Inn at Los Abrigados                     394,467           365,167
     Other                                         39,900            45,585
                                              -----------       -----------
                                              $21,742,875       $21,663,793
                                              ===========       ===========

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary ILX Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in ILX Premiere Vacation Club. During 1999, the Company annexed additional units and as of December 31, 2000, ILX Premiere Vacation Club included a total of 8,000 Vacation Ownership Interests. The 8,000 Vacation Ownership Interests annexed into the Club consisted of 1,581 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in the Inn at Los Abrigados, 1,566 Vacation Ownership Interests in Kohl's Ranch Lodge, 565 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Treasures of the Sea of Cortez Beach Club (consisting of 25-year right-to-use Vacation Ownership Interests being constructed on land adjacent to a full service resort in San Carlos, Mexico), 695 Vacation Ownership Interests in VCA-South Bend, 1,725 Vacation Ownership Interests in VCA-Tucson and 103 Vacation Ownership Interests in the Roundhouse Resort.

NOTE 4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                    1998              1999              2000
                                                                 -----------       -----------       -----------
Net income                                                       $    62,264       $   703,149       $ 1,533,238
Less: Series A preferred stock dividends                             (47,997)          (48,207)          (47,359)
      Series C convertible preferred stock cumulation share
        dividends                                                    (20,828)               --                --
                                                                 -----------       -----------       -----------
Net income available to common stockholders - basic              $    (6,561)      $   654,942       $ 1,485,879
                                                                 ===========       ===========       ===========
Weighted average shares of common stock outstanding - basic        3,717,835         3,996,206         3,692,536
                                                                 ===========       ===========       ===========
Basic net income per share                                       $      0.00       $      0.16       $      0.40
                                                                 ===========       ===========       ===========

                          DILUTED NET INCOME PER SHARE

                                                                              YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                    1998              1999              2000
                                                                 -----------       -----------       -----------
Net income                                                       $    62,264       $   703,149       $ 1,533,238
Less: Series A preferred stock dividends                             (47,997)          (47,876)          (47,359)
                                                                 -----------       -----------       -----------
Net income available to common stockholders-- diluted                 14,267       $   655,273       $ 1,485,879
                                                                 -----------       -----------       -----------
Weighted average shares of common stock outstanding                3,717,835         3,996,206         3,692,536
Add: Convertible preferred stock (Series B and Series C)
     dilutive effect                                                 110,541            97,956            82,551
                                                                 ===========       ===========       ===========
Weighted average shares of common stock outstanding-- diluted      3,828,376         4,094,162         3,775,087
                                                                 ===========       ===========       ===========
Diluted net income per share                                     $      0.00       $      0.16       $      0.39
                                                                 ===========       ===========       ===========

     Stock options to purchase 135,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at December 31, 2000 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2004.

     Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

NOTE 5. DEFERRED ASSETS

     As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee, which is amortized to expense at the rate of $100 per Los Abrigados Vacation Ownership Interest sold. At December 31, 1999 and 2000, deferred assets included $147,535 and $145,785, respectively, of guarantee fees, net of accumulated amortization.

NOTE 6. PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     1999              2000
                                                 ------------      ------------
     Land                                        $    379,704      $    406,680
     Buildings and improvements                     4,345,020        10,237,712
     Leasehold improvements                            11,923           136,602
     Furniture and fixtures                           637,426           787,522
     Office equipment                                 353,383           436,839
     Computer equipment                               508,190           719,791
     Vehicles                                         103,091           103,939
                                                 ------------      ------------
                                                    6,338,737        12,829,085
     Accumulated depreciation                      (2,126,267)       (2,678,411)
                                                 ------------      ------------
                                                 $  4,212,470      $ 10,150,674
                                                 ============      ============

     In December 2000, the Company acquired the Bell Rock Inn, an existing 95-unit resort in the Village of Oak Creek, approximately six miles from Los Abrigados and the Inn at Los Abrigados in Sedona, Arizona, for a cost of $4,972,997, including assumption of an existing mortgage of $4,472,997. While the Company may register and market Vacation Ownership Interests in this resort at a future date, as of December 31, 2000 the Company is operating the property as a traditional resort hotel and, accordingly, the resort is included in property and equipment at that date.

     In December 2000, the Company also acquired a 5,200 square foot art gallery adjacent to Los Abrigados, known as the Sedona Station, for a cost of $1,010,000. In January 2001, the Company completed renovation of Sedona Station into a sales center, thereby increasing the capacity of the Sedona sales office and making the previous Sedona sales office on the grounds of Los Abrigados available for construction of additional units.

NOTE 7. INCOME TAXES

     Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                                                  DECEMBER 31,
                                                                         -----------------------------
                                                                             1999              2000
                                                                         -----------       -----------
     Deferred Tax Assets:
       Nondeductible accruals for uncollectible receivables              $ 1,265,000       $ 1,650,000
       Tax basis in excess of book on resort property held
        for Vacation Ownership Interest sales                                183,000           161,000
       Intangible assets capitalized for tax purposes                         23,000                --
       Alternative minimum tax credit                                         88,000           222,000
       Net operating loss carryforwards                                    3,967,000         2,255,000
       Valuation allowance                                                (1,190,000)         (104,000)
       Other                                                                  13,000            80,000
                                                                         -----------       -----------
       Total deferred tax assets                                           4,349,000         4,264,000
                                                                         -----------       -----------
     Deferred Tax Liabilities:
       Installment receivable gross profit deferred for tax purposes      (4,682,000)       (5,775,000)
       Tax amortization of loan fees in excess of book                       (43,000)               --
                                                                         -----------       -----------
       Total deferred tax liabilities                                     (4,725,000)       (5,775,000)
                                                                         -----------       -----------
       Net deferred tax asset (liability)                                $  (376,000)      $ 1,511,000
                                                                         ===========       ===========

     The provision for income taxes consists of the following:

                                               DECEMBER 31,
                                  -----------------------------------------
                                   1998            1999             2000
                                  -------        --------        ----------
     Current                      $    --        $     --        $       --
     Deferred                      45,500         473,570         1,025,176
                                  -------        --------        ----------
     Total                        $45,500        $473,570        $1,025,176
                                  =======        ========        ==========

     A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                        1998            1999              2000
                                                        ----            ----              ----
     Federal, computed on income before minority
       interest and income taxes                       $35,528      $   409,281       $   869,854
     Minority interest                                      --           (9,197)               --
     State, computed on income after minority
       interest and before income taxes                  6,500           39,724            97,117
     Benefits of NOL carryforward                           --       (1,156,485)        1,100,637
     Change in valuation allowance                          --        1,190,247        (1,086,152)
     Other                                               3,472               --            43,720
                                                       -------      -----------       -----------
     Income tax expense                                $45,500      $   473,570       $ 1,025,176
                                                       =======      ===========       ===========

     The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes. Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests, until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2000.

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

     During 2000, the Company reevaluated its valuation allowance and concluded that based on future revenues, all NOLs, with the exception of the Genesis NOL, will be utilized before expiration. The Company has provided a 20% valuation allowance on the Genesis NOL. This determination was made due to the continuing tax loss that Genesis has incurred.

     At December 31, 2000, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $4.6 million, which expire in 2001 through 2013. At December 31, 2000, Genesis had federal NOL carryforwards of approximately $1.4 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

NOTE 8. NOTES PAYABLE

     Notes payable consist of the following:

                                                                                                      December 31,
                                                                                             -----------------------------
                                                                                                1999              2000
                                                                                             -----------       -----------
     Note payable,  collateralized  by consumer notes  receivable,  interest at prime
       plus 1.5% (11% at December 31, 2000) due through 2007                                 $11,392,412       $14,395,255
     Note  payable,  collateralized  by deed of trust on Bell Rock Inn,  interest  at
       7.49%, due through 2023                                                                        --         4,472,997
     Construction  note  payable,  collateralized  by deed of  trust  on  VCA-Tucson, interest at 12% plus $100 per annual  VCA-Tucson  Vacation  Ownership  Interest
       sold, due through 2001. Refinanced in January 2001                                      5,104,422         4,261,815
     Construction  note  payable,  collateralized  by deed of trust on  Kohl's  Ranch
       Lodge, interest at prime plus 2.5% (12% at December 31, 2000), due through 2003           900,390         2,090,320
     Lines of credit  aggregating  $2,000,000,  interest  at prime plus 1.5% to prime plus  1.75%  (11% to  11.25%  at  December  31,  2000),  collateralized  by 10%
       partnership interest in Los Abrigados Partners Limited Partnership ("LAP"), due
       through 2002                                                                              700,000         1,200,000
     Note payable,  collateralized  by deed of trust on VCA-South  Bend,  interest at
       10%, due through 2003                                                                   1,378,087         1,135,828
     Note  payable,  collateralized  by deed of trust on Los  Abrigados,  interest at
       prime plus 2.5% (12% at December 31, 2000), due through 2003                              962,245           944,716
     Note payable,  collateralized by deed of trust on Los Abrigados,  the Inn at Los
       Abrigados and ILX Premiere  Vacation Club,  interest at prime plus 2.5% (12% at
       December 31, 2000), due through 2005                                                    1,937,067           659,627
     Obligations under capital leases with interest at 8.5% to 17.1% (Note 18)                 1,319,313           592,760
     Note payable,  collateralized by LAP partnership  interest,  interest at 8%, due
       through 2002                                                                              579,320           525,666
     Note payable,  collateralized  by consumer notes  receivable,  interest at prime
       plus 3% (12.5% at December 31, 2000), due through 2006                                    595,857           440,022
     Note payable,  collateralized  by cash or stock of the Company purchased through
       Wedbush Morgan Securities, interest at 12%, due through 2002                                   --           419,539
     Note payable,  collateralized  by deed of trust,  interest at 8.5%,  due through
       2002                                                                                      396,511           377,757
     Note  payable,   collateralized  by  an  assignment  of  the  Company's  general
       partnership interest in LAP, interest at 10%, due through 2003                            400,000           300,000
     Note payable by Employee  Stock  Ownership  Plan and  guaranteed by the Company, collateralized  by Company stock purchased by the Plan,  interest at prime plus
       2.5% (12% at December 31, 2000), due through 2001                                         500,000           250,000
     Note payable,  collateralized  by deed of trust,  interest at 8.5%,  due through
       2003                                                                                      231,913           221,756
     Note payable, collateralized by LAP partnership interest, interest at prime plus
       1.5% (11% at December 31, 2000), due through 2002                                         300,000           200,000
     Note payable,  collateralized by computer and telephone  equipment,  interest at
       9%, due through 2005                                                                           --           198,814
     Note payable,  collateralized by furniture, fixtures and equipment at VCA-South
       Bend, interest at 9.5%, due through 2001                                                  184,956            82,439
     Other                                                                                       138,454            81,757
                                                                                             -----------       -----------
                                                                                             $27,020,947       $32,851,068
                                                                                             ===========       ===========

     At December 31, 2000, approximately $23.9 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 2000 are as follows:

                2001                            $ 4,067,122
                2002                              5,601,749
                2003                              5,627,571
                2004                              2,771,862
                2005                              1,962,240
                Thereafter                       12,820,524
                                                -----------
                                                $32,851,068
                                                ===========

     In January 2001, the construction note payable on VCA-Tucson was refinanced. The terms of the refinancing extend the maturity date to April 1, 2004 and modify both the interest rate, from 12% fixed to prime plus 1% (10% at the date of the refinancing), and the repayment terms. Future contractual maturities shown above include the December 31, 2000 balance under the revised repayment terms.

     In March 2001, the Company borrowed $808,000, which is secured by Sedona Station (Note 6), and bears interest at 8.625%. The debt is payable in monthly installments of principal and interest through April 2011.

NOTE 9. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following:

                                                               December 31,
                                                         -----------------------
                                                            1999         2000
                                                         ----------   ----------
     Note payable, collateralized by LAP partnership
      interest, interest at 10%, due through 2003        $  700,000   $  700,000
     Notes payable, collateralized by LAP partnership
      interest, interest at 8%, due through 2002            400,000      300,000
                                                         ----------   ----------
                                                         $1,100,000   $1,000,000
                                                         ==========   ==========

     Future maturities of notes payable to affiliates at December 31, 2000 are as follows:

                2001                                    $   100,000
                2002                                        200,000
                2003                                        700,000
                                                        -----------
                                                        $ 1,000,000
                                                        ===========

         Total interest expense on notes payable to affiliates for the years ended December 31, 1998, 1999 and 2000 was approximately $132,000, $89,000 and $107,000, respectively. Interest payable to affiliates at December 31, 1999 and 2000 was approximately $26,000 and $0, respectively.

NOTE 10. MINORITY INTERESTS

         In June 1998, the Company acquired a 51% interest and in June 2000 the remaining 49% minority interest in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona. To date the operations of TRBI have not been material to the Company.

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Operating leases are used to lease office space, equipment and vehicles. Future minimum lease payments on noncancelable operating leases at December 31, 2000 are as follows:

                2001                            $   814,000
                2002                                625,000
                2003                                557,000
                2004                                496,000
                2005                                337,000
                Thereafter                        1,472,000
                                                -----------
                                                $ 4,301,000
                                                ===========

     Total rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $499,000, $498,000 and $897,000 respectively.

LEGAL PROCEEDINGS

     A dispute had arisen between Bowne of Phoenix, Inc. ("Bowne"), and the Company regarding amounts owing for printing related to the Company's 1998 follow-on public offering. Bowne and the Company reached agreement on a payment of $110,000 for such services, which Bowne subsequently sought to change. Bowne filed suit in the Superior Court of Arizona seeking total payment of $154,720 plus interest and attorneys' fees. At December 31, 2000, approximately $46,000 of the $110,000 had been paid to Bowne on account and the remaining amount was fully accrued on the books of the Company. On September 15, 1999, the Superior Court granted the Company's motion for summary judgment on the issue of whether the parties had entered into a binding settlement agreement. In February 2000, the Superior Court also granted the Company's request for attorneys' fees plus taxable costs, which Bowne unsuccessfully appealed. In March 2001, following denial of Bowne's appeal and the granting by the Court to the Company of the Company's additional attorneys' fees, the Company paid the previously unpaid balance of $54,000 plus accrued interest, less the legal fees it was awarded.

     In June 1999, the Company brought suit in The Superior Court of the State of Arizona against Deloitte & Touche LLP seeking compensatory and punitive damages for breach of contract, breach of fiduciary duty and negligence. This litigation is in the discovery stage.

     In June 2000, the Company entered into a settlement agreement and mutual release of certain claims with Dean Phelan ("Phelan"), a former employee, and then minority interest shareholder in the Company's subsidiary Timeshare Resale Brokers, Inc. ("TRBI"). The agreement dismissed litigation that had arisen between the parties, granted the Company a judgment for $190,000 against Phelan that the Company will not exercise unless Phelan breaches the agreement and awarded to the Company Phelan's minority interest in TRBI.

     Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

OTHER

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000. During 2000, the Company advanced the full $200,000 at an interest rate of prime plus 3%, and in December 2000, the parties modified the terms of the agreement to include securing the note with inventory and other assets of SWI and extending the maturity date to December 31, 2001.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for Sedona Vacation Club, the proceeds of which were used for renovations at Los Abrigados. Sedona Vacation Club intends to repay the interest and principal on the loan from proceeds from a special assessment of its owners and from their reserve payments for the year 2000 and future years. The line of credit bears interest at prime plus 2.5% and is due through 2002. At December 31, 2000, approximately $423,000 was outstanding on the line.

     In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a 44-acre parcel in Las Vegas, Nevada near the "Las Vegas Strip" and the University of Nevada - Las Vegas. If acquired, the Company intends to develop the property into a mixed use development including construction of a Varsity Clubs of America, operation of a vacation ownership sales office, as well as subletting portions of the parcel for traditional hotel, restaurant, golf and other ancillary uses. Earnest money in the amount of $100,000 was deposited with an escrow agent at the signing of the agreement. The Company has until April 2001 in which to secure financing, extend the lease term, receive government approvals, complete its due diligence and make a determination whether to proceed with the acquisition.

     In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2010. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2010 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2010. The lessor is required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company has renamed the property the "Los Abrigados Lodge." The property will be used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Sedona sales office. In conjunction with the lease, the Company loaned $100,000 to the lessor for improvements to be made to the property. The loan is recorded as a note receivable on the balance sheet and bears interest at 1.5% over the prime rate. Lease payments for the Los Abrigados Lodge in the amount of $294,471 per year through 2010 are included in the above table of future minimum lease payments on noncancelable operating leases. These minimum payments will increase in the future as additional units are constructed.

NOTE 12. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     At December 31, 1999 and 2000, preferred stock includes 59,845 and 59,718 shares of the Company's Series A Preferred Stock carried at $598,450 and $597,180, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $47,997, $48,207 and $47,359 in 1998, 1999 and 2000, respectively. Commencing
January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 2000, notes receivable in the amount of approximately $293,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

     At December 31, 1999 and 2000, preferred stock also includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for five shares of preferred stock.

     Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. During 2000, Series A shares could also have been exchanged for lodging certificates under certain conditions, and 127 shares were exchanged under this program during the year.

     At December 31, 1999 and 2000, preferred stock also includes 191,133 and 176,835 shares of the Company's Series C Convertible Preferred Stock carried at $525,848 and $486,386. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") could have been converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 1998, 1999 and 2000, the Company recorded the exchange of 0, 74,490 and 14,298 Series C Convertible shares for 0, 24,830 and 4,766 common shares, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

COMMON STOCK

     In June 1997, the Company entered into an agreement with EVEREN Securities, Inc. ("ESI") for ESI to act as ILX's exclusive financial advisor, investment bankers and agent with respect to evaluation of alternatives to position ILX for long-term growth and to enhance shareholder value. In exchange for the services, ILX issued 12,000 shares of ILX common stock in August 1997 and issued an additional 12,000 shares in February 1998. The shares issued were valued at
$56,250 and $75,000, respectively, and in accordance with the terms of the agreement, ILX registered the shares with the Securities and Exchange Commission.

     For the years ended December 31, 1998, 1999 and 2000, the Company issued 28,100, 89,850 and 71,600 shares of restricted common stock, or treasury stock, valued at $81,227, $94,926 and $64,066, respectively, to employees in exchange for services provided.

     During 1998, 1999 and 2000, the Company purchased 237,000, 186,400 and 657,500 shares of its Common Stock for $622,700, $368,383 and $1,308,655. During
1998, 420 of these shares were re-issued to employees and a consultant and valued at $1,444.

     In December 1999, the Company retired 526,040 shares of treasury stock valued at $1,642,226.

     In December 1999, the Company spun off its 80% ownership interest in SWI through a prorata distribution to the common shareholders of ILX of the 3,360,000 common shares of SWI held by the Company. The spin-off was recorded as a reduction in common stock of $406,635. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2000 (see Note 12).

NOTE 13. COMMON STOCK OFFERING

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

NOTE 14. EMPLOYEE STOCK OWNERSHIP PLAN

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for all eligible employees which aligns their interests with those of the Company. Generally, all employees who have completed one year of service, have attained the age of 21 and complete 1,000 hours of service during the plan year are eligible to participate in the ESOP. During the twelve months ended December 31, 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP and recorded this amount as compensation expense.

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which is secured by stock purchased with the funds and guaranteed by the Company. The ESOP borrowed the full $500,000 in 1999 and the Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. In 2000, the Company also paid interest on the line of credit of $34,029. The debt is included in notes payable (Note 8).

     During the year ended December 31, 2000, the Company contributed $250,000 to the ESOP and such funds were used by the ESOP to repay the line of credit. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Option Plan, the difference of $40,862 between the fair market value of the leveraged shares at the time of the debt repayment in 2000 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital. During the year ended December 31, 2000, the Company also issued to the ESOP 100,000 shares of restricted common stock valued at $146,094.

     During the years ended December 31, 1999 and 2000, the ESOP purchased a total of 375,300 and 0 shares, respectively, of the Company's common stock in the open market. Inclusive of the 100,000 restricted shares of common stock issued by the Company to the ESOP in 2000, at December 31, 2000, the ESOP held 475,300 shares and $2,721 in cash. Of the 475,300 shares held by the ESOP, 257,400 were purchased with borrowed funds. Of the 257,400 shares purchased with borrowed funds, one half (or 128,700 shares) had been committed to be released to participant accounts as of December 31, 2000, and have subsequently been released. The unallocated shares are collateral for the outstanding principal on the line of credit. At December 31, 2000, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation. The fair market value of the unallocated shares at December 31, 2000 was approximately $482,625, inclusive of the shares committed to be released, and the outstanding principal on the line of credit was $250,000.

EMPLOYEE STOCK OPTION PLANS

     The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 200,000 shares. The number of shares available for grant under the Plans at December 31, 1999 and December 31, 2000 was 54,300 and 64,300, respectively.

     Stock option transactions are summarized as follows:

     Outstanding at December 31, 1997                               60,400
     Options granted                                               100,000
     Options canceled                                               (7,200)
                                                                  --------

     Outstanding at December 31, 1998                              153,200
     Options granted                                                10,000
     Options canceled                                              (17,500)
                                                                  --------

     Outstanding at December 31, 1999                              145,700
     Options canceled                                              (10,000)
                                                                  --------

     Outstanding at December 31, 2000                              135,700
                                                                  ========

     The exercise price for options granted in 1998 and 1999 were $6.75 and $3.25 per share, respectively. The exercise price for options outstanding at December 31, 2000 ranged from $3.25 to $8.125 per share. The exercise price of options for 100,000 shares were reduced to $4 per share from $6.75 during 2000, making these options variable options. This change has no effect currently because the new exercise price exceeds the fair market value of the Company's common shares. Should the fair market value of the Company's common shares become greater than the exercise price of the variable options, prior to the exercise or expiration of the options, the Company will recognize an expense equal to the difference between the fair market value and the exercise price of the options for 100,000 shares. Options outstanding at December 31, 2000 have expiration dates as follows:

                  YEAR ENDING                          OPTIONS FOR
                  DECEMBER 31,                            SHARES
                  ------------                            ------
                      2001                                     --
                      2002                                100,000
                      2003                                     --
                      2004                                 35,700
                                                          -------
                                                          135,700
                                                          =======

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

                                                      December 31,
                                               ---------------------------
                                                 1999             2000
                                               ---------       -----------
     Net Income
         As reported                           $ 703,149       $ 1,533,238
         Proforma                                702,783         1,533,238

     Basic and Diluted Income per share
         As reported                           $    0.16       $      0.40
         Proforma                                   0.16              0.39

     Weighted-Average Assumptions:
         Dividend yield                        $    0.00       $        --
         Expected volatility                        64.5%               --
         Risk-free interest rate                     5.0%               --
         Expected life of options, in years            5                --

NOTE 16. PROFIT SHARING PLAN

     The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate. The Company contributes a discretionary amount to the plan as determined by the Board of Directors. The Company declared contributions of $100,000, $50,000 and $50,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

NOTE 17. RELATED PARTY TRANSACTIONS

     In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

     In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leased the building through SWI for an initial one-year term, with four one-year options to renew through December 2000. Rent of $48,000 per year was paid in each of 1998, 1999 and 2000. Effective January 1, 2000, the Company entered into a new agreement between ILX and the affiliate to lease the building for a two-year term with three one-year options to renew at the rate of $48,000 per year.

     In September 1998, the Company entered into an agreement with an affiliate to pay off at a $200,000 discount a promissory note with a principal balance before the discount of $998,349. The $200,000 discount has been recorded as a capital transaction.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty Vacation Ownership Interests for the price of $500,000, which is approximately equal to the affiliate's historical cost. The Vacation Ownership Interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a note payable to affiliates (Note 9). The agreement also modified the terms of a previously existing note payable to a related affiliate.

NOTE 18. CAPITAL LEASES

     Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $2,768,636 and $2,768,636 (net of accumulated amortization of $1,449,323 and $2,175,876) at December 31, 1999 and 2000, respectively. The leases expire through 2004. Future minimum lease payments at December 31, 2000 are as follows:

              2001                                     $ 475,553
              2002                                       123,784
              2003                                        24,756
              2004                                        12,061
                                                       ---------
              Total                                      636,154
              Less:  Amounts representing interest       (43,394)
                                                       ---------
              Net minimum lease payments               $ 592,760
                                                       =========

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

GEOGRAPHIC CONCENTRATION

         The Company's notes receivable are primarily originated in Arizona. The risk inherent in such concentrations is dependent upon regional and general economic stability that affects property values and the financial stability of the borrowers. The Company's resort property held for Vacation Ownership Interest sales is also concentrated in Arizona. The risk inherent in such concentration is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable.

NOTE 20. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                                                                          1998
                                                                   THREE MONTHS ENDED
                                               ---------------------------------------------------------------
                                                 MARCH 31        JUNE 30       SEPTEMBER 30       DECEMBER 31
                                               -----------     -----------     ------------      -------------
     Revenues                                  $ 8,527,163     $ 9,241,602     $  9,629,431      $  9,459,387
     Operating income                              894,340       1,122,728          413,771          (252,207)
     Net income                                    232,825         432,110          (60,340)         (542,331)
     Net income (loss) per share - basic               .08             .10             (.02)             (.14)
     Net income (loss) per share - diluted             .08             .10             (.02)             (.13)

                                                                          1999
                                                                   THREE MONTHS ENDED
                                               ---------------------------------------------------------------
                                                 MARCH 31        JUNE 30       SEPTEMBER 30       DECEMBER 31
                                               -----------     -----------     ------------      -------------
     Revenues                                  $ 8,778,645      10,410,889     $ 11,005,069        10,244,297
     Operating income                              687,948       1,360,225        1,080,611           911,033
     Net income                                      4,877         392,677          224,276            81,319
     Net income per share - basic                      .00             .10              .05               .02
     Net income per share - diluted                    .00             .09              .05               .02

                                                                          2000
                                                                   THREE MONTHS ENDED
                                               ---------------------------------------------------------------
                                                 MARCH 31        JUNE 30       SEPTEMBER 30       DECEMBER 31
                                               -----------     -----------     ------------      -------------
     Revenues                                  $10,011,021     $11,007,427     $ 10,819,149      $ 11,216,246
     Operating income                            1,179,376       1,765,813        1,310,833         1,065,330
     Net income                                    256,096         633,562          382,849           260,731
     Net income per share - basic                      .06             .17              .10               .07
     Net income per share - diluted                    .06             .16              .10               .07

     The 1998 and 1999 net income (loss) per share does not equal the summation of the quarters due to rounding and the weighting of average shares.

NOTE 22. SIGNIFICANT FOURTH QUARTER ADJUSTMENT

     There were no material fourth quarter adjustments or accounting changes.

                                  EXHIBIT INDEX

EXHIBIT                                                                               PAGE NUMBERS OR
NUMBERS                      DESCRIPTION                                             METHOD OF FILING
- -------                      -----------                                             ----------------
  1       Form of Underwriting Agreement                                     Incorporated  by reference to Registration
                                                                             Statement on Form S-1 No. 333-45403

3(i).1    Articles   of   Incorporation   of   International   Leisure       Incorporated  by reference to Registration
          Enterprises Incorporated (filed October 8, 1986)                   Statement on Form S-1 No. 33-16122

3(i).2    Articles of Amendment to the  Articles of  Incorporation  of       Incorporated by reference to 1990 10-K
          International Leisure Enterprises Incorporated (filed August
          31, 1987)

3(i).3    Articles of Amendment to the  Articles of  Incorporation  of       Incorporated by reference to 1994 10-K/A-3
          International   Leisure   Enterprises   Incorporated  (filed
          October 19, 1987)

3(i).4    Articles of Amendment to the  Articles of  Incorporation  of       Incorporated by reference to 1994 10-K/A-3
          International Leisure Enterprises Incorporated (filed May 3,
          1990)

3(i).5    Articles of Amendment to the  Articles of  Incorporation  of       Incorporated by reference to 1993 10-K
          International Leisure Enterprises Incorporated (Name changed by this  Amendment  to ILX  Incorporated),  (filed  June 28,
          1993)

3(i).6    Certificate of Amendment to Articles of Incorporation, filed       Incorporated  by reference to Registration
          January 12, 1998                                                   Statement on Form S-1 No. 333-45403


3(i).7    Articles of  Correction,  filed January 12, 1998, to correct       Incorporated  by reference to Registration
          Certificate of Amendment to Articles of Incorporation, dated       Statement on Form S-1 No. 333-45403
          January 12, 1998

3(i).8    Certificate  of  Designation,   Preferences,   Rights,   and       Incorporated by reference to 1991 10-K
          Limitations of Series A Preferred Stock, $10.00 par value of
          International   Leisure  Enterprises   Incorporated,   filed
          September 5, 1991

3(i).9    Certificate  of  Designation,   Preferences,   Rights,   and       Incorporated by reference to 1991 10-K
          Limitations of Series B Preferred Stock, $10.00 par value of
          International   Leisure  Enterprises   Incorporated,   filed
          September 5, 1991

3(i).10   Certificate  of  Designation  of Series C  Preferred  Stock,       Incorporated by reference to 1993 10-K
          filed April 30, 1993

3.(ii)    Amended  and  Restated  Bylaws  of   International   Leisure       Incorporated by reference to 1990 10-K
          Enterprises Incorporated, dated October 26, 1987

  4       Form of Common Stock Certificate                                   Incorporated by reference to Form 8-A,
                                                                             filed February 4, 1998

10.1      1992 Stock Option Plan                                             Incorporated by reference to 1992 10-K

10.2      1995 Stock Option Plan                                             Incorporated by reference to 1995 10-K

EXHIBIT                                                                               PAGE NUMBERS OR
NUMBERS                      DESCRIPTION                                             METHOD OF FILING
- -------                      -----------                                             ----------------
10.3      Agreement   and  Plan  of  Merger   among  ILE   Acquisition       Incorporated by reference to 1992 10-K
          Corporation,  International Leisure Enterprises Incorporated
          and Genesis Investment Group, Inc., dated March 15, 1993

10.4      First  Amendment to Agreement and Plan of Merger between ILE       Incorporated by reference to 1993 10-K
          Acquisition  Corporation,  International Leisure Enterprises
          Incorporated and Genesis Investment Group, Inc., dated April
          22, 1993

10.5      Lease  Agreement  between  Edward John  Martori and Red Rock       Incorporated by reference to 1995 10-K
          Collection Incorporated, dated December 29, 1995

10.6      Lease Agreement  between Edward John Martori and ILX Resorts       Incorporated by reference to 1999 10-K
          Incorporated dated January 1, 2000

10.7      First Amended Certificate of Limited Partnership and Amended       Incorporated by reference to 1991 10-K
          Agreement of Los  Abrigados  Partners  Limited  Partnership,
          dated September 9, 1991

10.8      Certificate  of  Amendment  of Limited  Partnership  for Los       Incorporated by reference to 1994 10-K/A-3
          Abrigados Partners Limited  Partnership,  dated November 11,
          1993

10.9      First  Amendment  to  Amended  Agreement  of  Los  Abrigados       Incorporated by reference to 1995 10-K
          Partners Limited Partnership, dated February 9, 1996

10.10     Installment Promissory Note ($1,300,000) by ILX Incorporated       Incorporated  by  reference  to Form  8-K,
          to Martori Enterprises Inc., dated August 8, 1997                  filed August 22, 1997

10.11     Security  Agreement  between  ILX  Incorporated  and Martori       Incorporated  by  reference  to Form  8-K,
          Enterprises Inc., dated August 8, 1997                             filed August 22, 1997

10.12     Amended  and  Restated  Promissory  Note  ($909,078)  by ILX       Incorporated  by reference to Registration
          Incorporated to Edward J. Martori, dated January 1, 1996           Statement on Form S-1 No. 333-45403


10.13     Agreement  to Modify  Amended and Restated  Promissory  Note       Incorporated by reference to 9/30/99 10Q
          ($909,078) by ILX Resorts  Incorporated to Edward J. Martori
          dated  January 1, 1996 and the sale by  Martori  Enterprises
          Incorporated to ILX Resorts  Incorporated and/or its nominee of certain  vacation  ownership  interests  in ILX  Premiere
          Vacation Club and VCA South Bend Incorporated

10.14     Agreement  for Transfer of Limited  Partnership  Interest by       Incorporated  by  reference  to Form  8-K,
          ILX Incorporated and Alan R. Mishkin, dated August 29, 1997        filed August 22, 1997

10.15     Installment  Promissory Note ($675,000) by ILX  Incorporated       Incorporated  by  reference  to Form  8-K,
          to Alan R. Mishkin dated September 24, 1997                        filed August 22, 1997

10.16     Security  (Pledge)  Agreement  between ILX  Incorporated and       Incorporated  by  reference  to Form  8-K,
          Alan R. Mishkin, dated September 24, 1997                          filed August 22, 1997

10.17     Form of Employment  Agreement among ILX Resorts Incorporated       Incorporated  by reference to Registration
          and each of Joseph Martori, Nancy Stone and Edward Zielinski       Statement on Form S-1 No. 333-45403


10.18     Secured Line of Credit Lending Agreement between  Litchfield       Incorporated by reference to 6/30/98 10-Q
          Financial  Corporation  and ILX  Resorts  Incorporated,  Los
          Abrigados   Partners   Limited   Partnership   and  Premiere
          Development Incorporated dated as of June 12, 1998

EXHIBIT                                                                               PAGE NUMBERS OR
NUMBERS                      DESCRIPTION                                             METHOD OF FILING
- -------                      -----------                                             ----------------
10.19     Secured Line of Credit  Promissory  Note between  Litchfield       Incorporated by reference to 6/30/98 10Q
          Financial  Corporation  and ILX  Resorts  Incorporated,  Los
          Abrigados   Partners   Limited   Partnership   and  Premiere
          Development Incorporated dated as of June 12, 1998

10.20     Business Agreement among ILX Resorts Incorporated,  Premiere       Incorporated by reference to 6/30/98 10Q
          Vacation  Club and  Premiere  Development  Incorporated  and
          Treasures  of the  Sea of  Cortez,  Promotura  de  Inversion
          Turistica,   Immobiliaria   y  Hotelera  Los  Algodones  and
          Immobiliaria Cerro Pelon dated as of June 8, 1998

10.21     Amended  and  Restated   Secured  Line  of  Credit   Lending       Incorporated by reference to 9/30/98 10Q
          Agreement  between ILX Resorts  Incorporated,  Los Abrigados
          Partners Limited Partnership,  ILE Sedona Incorporated,  VCA
          Tucson Incorporated,  VCA South Bend Incorporated,  Premiere
          Development    Incorporated    and   Litchfield    Financial
          Corporation dated as of September 17, 1998

10.22     Agreement for Sale and Transfer of  Promissory  Note between       Incorporated by reference to 9/30/98 10Q
          ILX   Resorts    Incorporated   and   Martori    Enterprises
          Incorporated dated as of September 29, 1998

10.23     Contract  of Sale of  Timeshare  Receivables  with  Recourse       Incorporated by reference to 1998 10K
          between  Resort  Funding,   Inc.  and  Premiere  Development
          Incorporated dated as of March 19, 1999

10.24     Guaranty  Agreement  between  ILX Resorts  Incorporated  and       Incorporated by reference to 1998 10K
          Resort Funding, Inc. dated as of March 19, 1999

10.25     Rider to Contract between Resort Funding,  Inc. and Premiere       Incorporated by reference to 1998 10K
          Development  Incorporated dated March 24, 1999 to supplement the Contract of Sale of Timeshare  Receivables with Recourse dated as of March 19, 1999

10.26     Credit Agreement between Patrick J. McGroder,  III, Nancy J.       Incorporated by reference to 9/30/99 10Q
          Stone,  and James W.  Myers,  Trustees  for the ILX  Resorts
          Incorporated  Employee  Stock  Ownership  Plan and Trust and
          Litchfield Financial Corporation dated as of August 12, 1999

10.27     Sedona Worldwide Incorporated Form 10-SB                           Incorporated  by  reference  to SWI's Form
                                                                             10-SB on Form 10SB12G No. 000-25025, filed
                                                                             November 4, 1998

10.28     Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB        Incorporated   by   reference   to   SWI's
                                                                             Amendment  No.  1 to  Form  10-SB  on Form
                                                                             1012G/A No. 000-25025, filed July 2, 1999

10.29     Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB        Incorporated   by   reference   to   SWI's
                                                                             Amendment  No.  2 to  Form  10-SB  on Form
                                                                             10SB12G/A No.  000-25025,  filed  November
                                                                             12, 1999

EXHIBIT                                                                               PAGE NUMBERS OR
NUMBERS                      DESCRIPTION                                             METHOD OF FILING
- -------                      -----------                                             ----------------
10.30       Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB      Incorporated   by   reference   to   SWI's
                                                                             Amendment  No.  3 to  Form  10-SB  on Form
                                                                             1012G/A No.  000-25025,  filed December 8,
                                                                             1999

10.31       Letter agreement, dated as of October 28, 1999, among ILX        Incorporated by reference to 1999 10K
            Resorts Incorporated and Sedona Worldwide Incorporated

10.32       Modification Agreement between ILX Resorts Incorporated and      Filed herewith
            Sedona Worldwide Incorporated, dated January 1, 2001

10.33       Schedule 14C Definitive Information Statement pursuant to        Incorporated  by reference to Schedule 14C
            Section 14(c) of the Securities Exchange Act of 1934 for         on Form No. DEF 14C No.  001-13855,  filed
            Sedona Worldwide Incorporated                                    January 3, 2000

10.34       Promissory Note ($600,000) by ILX Resorts Incorporated to        Incorporated by reference to 1999 10K
            The Steele Foundation, Inc. dated February 23, 2000

10.35       Installment Promissory Note ($500,000) by ILX Resorts            Incorporated by reference to 1999 10K
            Incorporated to Martori Enterprises Incorporated dated
            August 1, 1999 Filed herewith

10.36       Purchase and Sale Agreement between ILX Resorts Incorporated     Incorporated by reference to 9/30/2000 10Q
            and Las Vegas Golf Center, LLC, dated August 16, 2000

10.38       First Amendment in Total between the County of Clark, a          Filed herewith
            political subdivision of the State of Nevada, and ILX
            Resorts Incorporated, dated November 15, 2000

10.39       Assignment and Assumption of Lease between ILX Resorts           Filed herewith
            Incorporated and VCA Nevada Incorporated, dated January 12,
            2001

10.40       First Amendment to Purchase and Sale Agreement between ILX       Filed herewith
            Resorts Incorporated and Las Vegas Golf Center, LLC, dated
            February 15, 2001

21          List of Subsidiaries of ILX Resorts Incorporated                 Filed herewith