Form 10-Q
period 2001-03-31
ILX RESORTS INC
filed 2001-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2001            Commission File Number 001-13855


                            ILX RESORTS INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                    86-0564171
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


          2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
                    (Address of principal executive offices)


                                  602-957-2777
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Class                                    Outstanding at March 31, 2001
-------------------------------                    -----------------------------
Common Stock, without par value                           3,319,505 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,          March 31,
                                                                     2000                2001
                                                                 ------------        ------------
                                                                                      (Unaudited)
                                     ASSETS
Cash and cash equivalents                                        $  2,518,122        $  2,564,231
Notes receivable, net                                              26,619,853          27,907,470
Resort property held for Vacation Ownership Interest sales         21,663,793          21,042,492
Resort property under development                                     254,441           5,362,054
Land held for sale                                                  1,667,298           1,667,298
Deferred assets                                                       170,440             170,290
Property and equipment, net                                        10,150,674           5,422,034
Other assets                                                        2,500,155           2,583,046
                                                                 ------------        ------------

       TOTAL ASSETS                                              $ 65,544,776        $ 66,718,915
                                                                 ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                               $  1,220,787        $    953,055
  Accrued and other liabilities                                     3,126,940           4,121,155
  Due to affiliates                                                        --              23,500
  Notes payable                                                    32,851,068          32,904,842
  Notes payable to affiliates                                       1,000,000           1,000,000
  Deferred income taxes                                             1,510,535           1,770,413
                                                                 ------------        ------------

       TOTAL LIABILITIES                                           39,709,330          40,772,965
                                                                 ------------        ------------
SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000 shares
    authorized; 291,553 and 290,014 shares issued
    and outstanding; liquidation preference of
    $2,915,530 and $2,900,140                                       1,138,566           1,134,318
  Common stock, no par value; 30,000,000 shares
    authorized;  4,105,192 and 4,119,705 shares issued             18,333,333          18,359,685
  Treasury stock, at cost, 657,500 and 800,200 shares,
    respectively                                                   (1,308,655)         (1,601,764)
  Additional paid in capital                                          225,742             225,742
  Guaranteed ESOP Obligation                                         (250,000)           (250,000)
  Retained earnings                                                 7,696,460           8,077,969
                                                                 ------------        ------------

       Total shareholders' equity                                  25,835,446          25,945,950
                                                                 ------------        ------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 65,544,776        $ 66,718,915
                                                                 ============        ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three months ended March 31,
                                                                      -------------------------------------
                                                                          2000                     2001
                                                                      ------------             ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests                               $  5,946,856             $  6,520,224
  Resort operating revenue                                               3,124,210                4,047,224
  Interest income                                                          939,955                  691,522
                                                                      ------------             ------------

       Total timeshare revenues                                         10,011,021               11,258,970
                                                                      ------------             ------------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold                                816,391                1,108,646
  Cost of resort operations                                              2,995,581                3,248,430
  Sales and marketing                                                    3,580,485                4,081,868
  General and administrative                                             1,081,632                1,047,639
  Provision for doubtful accounts                                          223,481                  286,195
  Depreciation and amortization                                            136,535                   98,054
                                                                      ------------             ------------

       Total cost of sales and operating expenses                        8,834,105                9,870,832
                                                                      ------------             ------------

Timeshare operating income                                               1,176,916                1,388,138

Income (expense) from land and other, net                                    2,460                   (3,267)
                                                                      ------------             ------------

Total operating income                                                   1,179,376                1,384,871

Interest expense                                                          (689,003)                (743,484)
                                                                      ------------             ------------

Income before income taxes and minority interests                          490,373                  641,387

Income tax expense                                                        (170,000)                (259,878)
                                                                      ------------             ------------

Income before minority interests                                           320,373                  381,509

Minority interests                                                         (64,277)                      --
                                                                      ------------             ------------

NET INCOME                                                            $    256,096             $    381,509
                                                                      ============             ============
NET INCOME PER SHARE

  Basic                                                               $       0.06             $       0.11
                                                                      ============             ============

  Diluted                                                             $       0.06             $       0.11
                                                                      ============             ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three months ended March 31,
                                                                        ----------------------------------
                                                                           2000                   2001
                                                                        -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   256,096            $   381,509
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Undistributed minority interest                                           64,277                     --
   Deferred income taxes                                                    279,486                259,878
   Provision for doubtful accounts                                          223,481                286,195
   Depreciation and amortization                                            136,535                 98,054
   Amortization of guarantee fees                                               700                    150
   Contribution of common stock to ESOP Plan                                     --                 18,104
   Common stock issued to employees for services                             29,675                  4,000
   Change in assets and liabilities:
     Decrease in resort property held for Vacation Ownership
       Interest sales                                                       432,600                621,301
     Increase in resort property under development                          (59,166)               (98,317)
     Increase in land held for sale                                          (5,838)                    --
     (Increase) decrease in other assets                                    928,591               (121,597)
     Decrease in accounts payable                                          (297,989)              (267,732)
     Increase in accrued and other liabilities                              259,279                994,215
     Increase (decrease) in due to affiliates                               (26,282)                23,500
                                                                        -----------            -----------

          Net cash provided by operating activities                       2,221,445              2,199,260
                                                                        -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable, net                                        (697,437)            (1,573,812)
  Decrease in deferred assets                                                54,452                     --
  Purchases of plant and equipment, net                                    (271,854)              (340,004)
                                                                        -----------            -----------

          Net cash used in investing activities                            (914,839)            (1,913,816)
                                                                        -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                             2,563,387              4,253,336
  Principal payments on notes payable                                    (3,654,496)            (4,199,562)
  Acquisition of treasury stock and other                                  (341,757)              (293,109)
                                                                        -----------            -----------

          Net cash used in financing activities                          (1,432,866)              (239,335)
                                                                        -----------            -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (126,260)                46,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          2,971,365              2,518,122
                                                                        -----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 2,845,105            $ 2,564,231
                                                                        ===========            ===========

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. The following summarizes interest paid. No income taxes were paid and no interest was capitalized during the three months ended March 31, 2000 and 2001.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  2000          2001
                                               ---------      ---------
Interest paid                                  $ 706,000      $ 710,000

RECLASSIFICATIONS

     The financial statements for prior periods have been reclassified to be consistent with the current period financial statement presentation. These reclassifications had no effect on previously reported net income.

     In the first quarter of 2001, the carrying value of the Bell Rock Inn was reclassified to Resort Property Under Development to reflect the Company's intent to register and market the property as Vacation Ownership Interests through ILX Premiere Vacation Club.

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                           BASIC NET INCOME PER SHARE

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         2000              2001
                                                                      -----------      -----------
Net income                                                            $   256,096      $   381,509
Less: Series A preferred stock dividends                                  (11,969)         (11,969)
                                                                      -----------      -----------
Net income available to common stockholders - basic                   $   244,127      $   369,540
                                                                      ===========      ===========
Weighted average shares of common stock outstanding - basic             3,884,086        3,395,543
                                                                      ===========      ===========
Basic net income per share                                            $      0.06      $      0.11
                                                                      ===========      ===========

                          DILUTED NET INCOME PER SHARE
                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         2000              2001
                                                                      -----------      -----------
Net income                                                            $   256,096      $   381,509
Less: Series A preferred stock dividends                                  (11,969)         (11,969)
                                                                      -----------      -----------
Net income available to common stockholders - diluted                 $   244,127      $   369,540
                                                                      ===========      ===========
Weighted average shares of common stock outstanding                     3,884,086        3,395,543
Add: Convertible preferred stock (Series B and C) dilutive effect          85,711           80,752
                                                                      -----------      -----------
Weighted average shares of common stock outstanding - diluted           3,969,797        3,476,295
                                                                      ===========      ===========
Diluted net income per share                                          $      0.06      $      0.11
                                                                      ===========      ===========

     Stock options to purchase 135,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at March 31, 2001 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

     During the first quarter of 2001, the Company issued 4,000 shares of restricted common stock, valued at $4,000, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. Also during the first quarter of 2001, the Company purchased 142,700 shares of its common stock for $293,109, and issued 10,000 shares of its restricted common stock to the Employee Stock Ownership Plan and Trust, valued at $18,104.

NOTE 4. OTHER

     In August 2000, the Company entered into a definitive agreement to acquire a leasehold interest in a 44-acre parcel in Las Vegas, Nevada near the "Las Vegas Strip" and the University of Nevada - Las Vegas. If acquired, the Company intends to develop the property into a mixed use development, which could include construction of a Varsity Clubs of America, operation of a vacation ownership sales office, as well as subletting portions of the parcel for traditional hotel, restaurant, golf and other ancillary uses. Earnest money in the amount of $100,000 was deposited with an escrow agent at the signing of the agreement. The Company had an original eight-month period, which has since been extended through June 30, 2001, in which to secure financing, extend the lease term, receive government approvals, complete its due diligence and make a determination whether to proceed with the acquisition.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                        2000               2001
                                                                      ---------         ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                                    59.4%             57.9%
  Resort operating revenue                                                 31.2%             35.9%
  Interest income                                                           9.4%              6.2%
                                                                      ---------         ---------
  Total timeshare revenues                                                100.0%            100.0%
                                                                      =========         =========
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                                13.7%             17.0%
  Sales and marketing                                                      60.2%             62.6%
  Provision for doubtful accounts                                           3.8%              4.4%
  Contribution  margin  percentage from sale of Vacation
    Ownership Interests (1)                                                22.3%             16.0%

As a percentage of resort operating revenue:
  Cost of resort operations                                                95.9%             80.3%

As a percentage of total timeshare revenues:
  General and administrative                                               10.8%              9.3%
  Depreciation and amortization                                             1.4%              0.9%
  Timeshare operating income                                               11.8%             12.3%

Selected operating data:
     Vacation Ownership Interests sold (2) (3)                              371               410
     Average sales price per Vacation Ownership Interest
       sold (excluding revenues from Upgrades) (2)                    $  13,828         $  14,128
     Average sales price per Vacation Ownership Interest
       sold (including revenues from Upgrades) (2)                    $  15,421         $  15,616

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 589 and 645 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2000 and 2001, respectively.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 2001

     Sales of Vacation Ownership Interests increased 9.6% or $573,368 in 2001 to $6,520,224 from $5,946,856 in 2000, reflecting primarily an increase in sales from the Sedona sales office, net of decreases in sales from the Kohl's Ranch and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is due to greater tour flow from the marketing venues in Sedona, including the new locations added in the first quarter of 2001. The decrease in sales from the Kohl's Ranch sales office reflects a reduction in the number of tours to this office, in large part due to unfavorable weather. The decrease in sales from the

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

VCA-Tucson sales office is a result of a lower closing rate (sales as a percentage of tours). The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 2.2% or by $300 in 2001 to $14,128 from $13,828 in 2000, reflecting a greater percentage of sales from the Sedona sales office, which generally achieves higher average prices than the Company's other sales offices.

     The number of Vacation Ownership Interests sold increased 10.5% from 371 in 2000 to 410 in 2001 largely due to the greater tour flow to the Sedona sales office. Sales of Vacation Ownership Interests in 2001 included 470 biennial Vacation Ownership Interests (counted as 235 annual Vacation Ownership Interests) compared to 436 biennial Vacation Ownership Interests (counted as 218 annual Vacation Ownership Interests) in 2000.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 3.3% from $590,865 in 2000 to $610,194 in 2001. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. While Upgrade revenue increased by 3.3%, and average sales price excluding Upgrades by $300 per Vacation Ownership Interest sold, the average sales price per Vacation Ownership Interest sold (including Upgrades) increased by only $195, from $15,421 in 2000 to $15,616 in 2001 because of the greater increase in total sales of Vacation Ownership Interests than in Upgrade revenue.

     Resort operating revenue increased 29.5% or $923,014 in 2001 to $4,047,224 from $3,124,210 in 2000, reflecting an increase in both revenue from vacation interval owners and hotel room rentals. Hotel room rentals increased due to the addition of the Bell Rock Inn and Los Abrigados Lodge in the fourth quarter of 2000. Cost of resort operations as a percentage of resort operating revenue decreased from 95.9% in 2000 to 80.3% in 2001 as a result of the increases in revenue, which includes both timing differences in recognizing revenue and an increase in rates from vacation interval owners in 2001, improved operating efficiencies at Kohl's Ranch Lodge, and lower overhead and temporarily more limited services and amenities at the newly acquired Sedona resorts.

     Interest income decreased by 26.4% to $691,522 in 2001 from $939,955 in 2000, reflecting an increase in the percentage of Customer Notes retained by the Company, on which the Company will collect revenue over the term of the note, and a decrease in the percentage of Customer Notes sold, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.7% in 2000 to 17.0% in 2001, reflecting variations in product mix, an increase in cost of sales recognized on Upgrades, and improvements made to resort properties.

     Sales and marketing as a percentage of Sales of Vacation Ownership Interests increased to 62.6% in 2001 from 60.2% in 2000, reflecting reduced efficiency at the Sedona sales office as a result of the relocation to a new sales center in the first quarter and also reflecting the start-up costs of several new offsite marketing locations in Sedona. The new Sedona sales center has a greater capacity and the new marketing locations will help contribute to the increased tour flow to capitalize on that capacity.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 4.4% of sales of Vacation Ownership Interests in 2001, compared to 3.8% in 2000, reflecting the Company's decision to increase the provision on new sales effective in the second quarter of 2000.

     General and administrative expenses decreased 3.1% to $1,047,639 in 2001 from $1,081,632 in 2000, and to 9.3% as a percentage of total timeshare revenues in 2001 compared to 10.8% in 2000, reflecting a small decrease in expenses in spite of the growth in revenue between years.

     The 7.9% increase in interest expense from $689,003 in 2000 to $743,484 in 2001 reflects the combined net effect of fluctuations in borrowings between periods and lower borrowing rates on its variable rate loans. During the quarter ended March 31, 2001, the Company retained and borrowed against, rather than sold, a greater portion of its Customer Notes. In addition, the Company assumed

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

an existing mortgage to acquire the Bell Rock Inn in December 2000 and borrowed $808,000 in March 2001 to finance the fourth quarter 2000 purchase of the Sedona Station, the site of the new Sedona sales center.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations. During the three months ended March 31, 2000 and 2001, cash provided by operations was $2,221,445 and $2,199,260, respectively. The increase in other assets in 2001 is related to an increase in prepaid loan fees from the refinancing of the VCA-Tucson construction loan. The increase in accrued and other liabilities reflects timing differences between years in drawing funds from the homeowner associations for operating activities. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

     For regular federal income tax purposes, the Company reports substantially all of its non-factored financed Vacation Ownership Interest sales under the installment method. Under the installment method, the Company recognizes income on sales of Vacation Ownership Interests only when cash is received by the Company in the form of a down payment, as an installment payment, or from proceeds from the sale of the Customer Note. The deferral of income tax liability conserves cash resources on a current basis. Interest may be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The condensed consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method, as the interest expense is not estimable.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the three months ended March 31, 2000 and 2001 was $914,839 and $1,913,816, respectively. The increase reflects a larger portion of Customer Notes being retained and borrowed against, rather than sold.

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

     Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivable in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the quarter ended March 31, 2001, the Company issued 10,000 shares of its restricted common stock to the ESOP valued at $18,104, and in May 2001, an additional 10,000 shares valued at $23,800. The Company intends to make a $250,000 cash contribution to the ESOP in 2001 for the repayment by the ESOP of its line of credit, which the Company guarantees. The ESOP line of credit was used to purchase shares, which are collateral for the line. At March 31, 2001, the value of the collateral was approximately $345,000 and the line of credit balance was $250,000. During the quarter ended March 31, 2001, the Company paid and recognized as an expense contribution $6,992 for interest on the line.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At March 31, 2001, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At March 31, 2001, $22.8 million of the $40 million commitment was available to the Company.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At March 31, 2001, approximately $27.9 million is available under these commitments.

     At March 31, 2000 and 2001, the Company had approximately $18.8 million and $16.9 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In the first quarter of 2001, the Company purchased 142,700 treasury shares for a cost of $293,109.

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

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

terms as management deems prudent. There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

     The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company's liquidity, operating and capital requirements for at least the next twelve months.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 2001. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

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



                                        ILX RESORTS INCORPORATED
                                        (Registrant)


                                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Martori
                                        Chief Executive Officer


                                        /s/ Nancy J. Stone
                                        ----------------------------------------
                                        Nancy J. Stone
                                        President


                                        /s/ Taryn L. Chmielewski
                                        ----------------------------------------
                                        Taryn L. Chmielewski
                                        Vice President
                                        Corporate Controller


Date: As of May 8, 2001