Form 10-Q
period 2001-06-30
ILX RESORTS INC
filed 2001-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2001             Commission File Number 001-13855


                            ILX RESORTS INCORPORATED
             (Exact name of registrant as specified in its charter)


             ARIZONA                                             86-0564171
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                           Identification Number)


          2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
                    (Address of principal executive offices)


                                 (602-957-2777)
               Registrant's telephone number, including area code

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2001
            -----                                   ----------------------------
Common Stock, without par value                            3,225,405 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               December 31,           June 30,
                                                                                   2000                 2001
                                                                               ------------         ------------
                                                                                                    (Unaudited)
                                     ASSETS
  Cash and cash equivalents                                                    $  2,518,122         $  2,058,120
  Notes receivable, net                                                          26,619,853           29,491,894
  Resort property held for Vacation Ownership Interest sales                     21,663,793           21,242,315
  Resort property under development                                               5,263,737            5,504,538
  Land held for sale                                                              1,667,298              765,908
  Deferred assets                                                                   170,440              151,697
  Property and equipment, net                                                     5,141,378            5,516,486
  Other assets                                                                    2,500,155            2,409,011
                                                                               ------------         ------------

       TOTAL ASSETS                                                            $ 65,544,776         $ 67,139,969
                                                                               ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                             $  1,220,787         $  1,068,227
  Accrued and other liabilities                                                   3,126,940            3,604,762
  Notes payable                                                                  32,851,068           32,860,362
  Notes payable to affiliates                                                     1,000,000            1,000,000
  Deferred income taxes                                                           1,510,535            2,262,059
                                                                               ------------         ------------

       Total liabilities                                                         39,709,330           40,795,410
                                                                               ------------         ------------
Shareholders' Equity
  Preferred stock, $10 par value; 10,000,000 shares authorized;
    291,553 and 287,892 shares issued and outstanding; liquidation
    preference of $2,915,530 and $2,878,920                                       1,138,566            1,128,302
  Common stock, no par value; 30,000,000 shares authorized;
    4,105,192 and 4,130,505 shares issued                                        18,333,333           18,389,491
  Treasury stock, at cost, 657,500 and 905,100 shares, respectively              (1,308,655)          (1,943,107)
  Additional paid in capital                                                        225,742              225,857
  Guaranteed ESOP Obligation                                                       (250,000)            (250,000)
  Retained earnings                                                               7,696,460            8,794,016
                                                                               ------------         ------------

       Total shareholders' equity                                                25,835,446           26,344,559
                                                                               ------------         ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 65,544,776         $ 67,139,969
                                                                               ============         ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three months ended June 30,      Six months ended June 30,
                                                             ----------------------------    ----------------------------
                                                                 2000            2001            2000            2001
                                                             ------------    ------------    ------------    ------------
Timeshare revenues:
  Sales of Vacation Ownership Interests                      $  6,646,704    $  7,978,808    $ 12,593,560    $ 14,499,032
  Resort operating revenue                                      3,558,870       4,627,334       6,683,080       8,674,558
  Interest income                                                 801,853         551,077       1,741,808       1,242,599
                                                             ------------    ------------    ------------    ------------

       Total timeshare revenues                                11,007,427      13,157,219      21,018,448      24,416,189
                                                             ------------    ------------    ------------    ------------

Cost of sales and operating expenses:
  Cost of Vacation Ownership Interests sold                       913,443       1,358,800       1,729,834       2,467,446
  Cost of resort operations                                     3,183,597       3,846,927       6,179,178       7,095,357
  Sales and marketing                                           3,561,039       4,369,893       7,141,524       8,451,761
  General and administrative                                    1,150,576       1,174,123       2,232,208       2,221,762
  Provision for doubtful accounts                                 293,275         349,947         516,756         636,142
  Depreciation and amortization                                   142,606         202,407         279,141         300,461
                                                             ------------    ------------    ------------    ------------

       Total cost of sales and operating expenses               9,244,536      11,302,097      18,078,641      21,172,929
                                                             ------------    ------------    ------------    ------------

Timeshare operating income                                      1,762,891       1,855,122       2,939,807       3,243,260

Income from land and other, net                                     2,922          38,764           5,382          35,497
                                                             ------------    ------------    ------------    ------------

Total operating income                                          1,765,813       1,893,886       2,945,189       3,278,757

Interest expense                                                 (699,360)       (638,745)     (1,388,363)     (1,382,229)
                                                             ------------    ------------    ------------    ------------

Income before income taxes and minority interests               1,066,453       1,255,141       1,556,826       1,896,528

Income tax expense                                               (426,746)       (491,646)       (596,746)       (751,524)
                                                             ------------    ------------    ------------    ------------

Income before minority interests                                  639,707         763,495         960,080       1,145,004

Minority interests                                                 (6,145)             --         (70,422)             --
                                                             ------------    ------------    ------------    ------------

Net income                                                   $    633,562    $    763,495    $    889,658    $  1,145,004
                                                             ============    ============    ============    ============
Net income per share

  Basic                                                      $       0.17    $       0.23    $       0.23    $       0.34
                                                             ============    ============    ============    ============

  Diluted                                                    $       0.16    $       0.22    $       0.22    $       0.33
                                                             ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six months ended June 30,
                                                                      -----------------------------
                                                                         2000              2001
                                                                      -----------       -----------
Cash flows from operating activities:
  Net income                                                          $   889,658       $ 1,145,004
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on sale of property and equipment                                     --            12,499
    Undistributed minority interest                                       (23,778)               --
    Deferred income taxes                                                 705,881           751,524
    Provision for doubtful accounts                                       516,756           636,142
    Depreciation and amortization                                         279,141           300,461
    Amortization of guarantee fees                                          1,150            18,743
    Contribution of common stock to ESOP Plan                                  --            41,904
    Common stock issued to employees for services                          31,425             4,210
    Change in assets and liabilities:
      Decrease in resort property held for Vacation
       Ownership Interest sales                                         1,058,242           421,478
      Increase in resort property under development                      (457,146)         (240,801)
      Increase in land held for sale                                       (5,838)          (11,578)
      Decrease in other assets                                            697,446            11,748
      Increase (decrease) in accounts payable                             222,001          (152,560)
      Increase in accrued and other liabilities                           671,342           611,612
      Decrease in due to affiliates                                       (26,282)               --
                                                                      -----------       -----------

Net cash provided by operating activities                               4,559,998         3,550,386
                                                                      -----------       -----------
Cash flows from investing activities:
  Increase in notes receivable, net                                    (1,912,104)       (2,837,794)
  Decrease in deferred assets                                              80,398                --
  Purchases of plant and equipment, net                                  (372,797)         (499,883)
                                                                      -----------       -----------

Net cash used in investing activities                                  (2,204,503)       (3,337,677)
                                                                      -----------       -----------
Cash flows from financing activities:
  Proceeds from notes payable                                           5,392,362         9,040,109
  Principal payments on notes payable                                  (7,248,887)       (9,030,815)
  Preferred stock dividends                                               (47,626)          (47,448)
  Redemption of preferred stock                                              (245)             (105)
  Acquisition of treasury stock and other                                (614,894)         (634,452)
                                                                      -----------       -----------

Net cash used in financing activities                                  (2,519,290)         (672,711)
                                                                      -----------       -----------

Decrease in cash and cash equivalents                                    (163,795)         (460,002)

Cash and cash equivalents at beginning of period                        2,971,365         2,518,122
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 2,807,570       $ 2,058,120
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. No income taxes were paid and no interest was capitalized during the six month periods ended June 30, 2000 and 2001. The following summarizes interest paid.

                         Three Months Ended June 30,   Six Months ended June 30,
                            --------------------       -------------------------
                            2000            2001          2000           2001
                            ----            ----          ----           ----
Interest paid            $  687,411     $  651,375     $1,393,411     $1,361,375

RECLASSIFICATIONS

     The financial statements for prior periods have been reclassified to be consistent with the current period financial statement presentation. These reclassifications had no effect on previously reported net income.

     In the first quarter 2001, the carrying value of the Bell Rock Inn was reclassified to Resort Property Under Development to reflect the Company's intent to register and market Vacation Ownership Interests in the property. The resort is not at this time registered with the Arizona Department of Real Estate nor has marketing of Vacation Ownership Interests in the property commenced. The reclassification has been applied to the December 31, 2000 and June 30, 2001 financial statements.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------    --------------------------
                                                     2000           2001          2000           2001
                                                 -----------    -----------    -----------    -----------
Net income                                       $   633,562    $   763,495    $   889,658    $ 1,145,004
Less: Series A preferred stock dividends             (11,969)       (11,969)       (23,938)       (23,938)
                                                 -----------    -----------    -----------    -----------
Net income available to common
  stockholders - basic                           $   621,593    $   751,526    $   865,720    $ 1,121,066
                                                 ===========    ===========    ===========    ===========
Weighted average shares of common stock
  outstanding - basic                              3,726,730      3,280,072      3,809,234      3,337,501
                                                 ===========    ===========    ===========    ===========

Basic net income per share                       $      0.17    $      0.23    $      0.23    $      0.34
                                                 ===========    ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 --------------------------    --------------------------
                                                     2000           2001          2000           2001
                                                 -----------    -----------    -----------    -----------
Net income                                       $   633,562    $   763,495    $   889,658    $ 1,145,004
Less: Series A preferred stock dividends             (11,969)       (11,969)       (23,938)       (23,938)
                                                 -----------    -----------    -----------    -----------
Net income available to common
  stockholders - diluted                         $   621,593    $   751,526    $   865,720    $ 1,121,066
                                                 ===========    ===========    ===========    ===========

Weighted average shares of common
  stock outstanding                                3,726,730      3,280,072      3,809,234      3,337,501
Add: Convertible preferred stock
  (Series B and C) dilutive effect                    85,711         80,141         83,730         80,420
                                                 -----------    -----------    -----------    -----------
Weighted average shares of common stock
  outstanding - dilutive                           3,812,441      3,360,213      3,892,964      3,417,921
                                                 ===========    ===========    ===========    ===========


Diluted net income per share                     $      0.16    $      0.22    $      0.22    $      0.33
                                                 ===========    ===========    ===========    ===========

     Stock options to purchase 135,700 shares of common stock at prices ranging from $3.25 per share to $8.125 per share were outstanding at June 30, 2001 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2004.

NOTE 3. SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2001, the Company issued 4,100 shares of restricted common stock, valued at $4,210, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the six months ended June 30, 2001 and 2000, the Company recorded the

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

exchange of 3,639 and 12,216 Series C Convertible shares for 1,213 and 4,072 common shares, respectively. Also during the six months ended June 30, 2001, the Company purchased 247,600 shares of its common stock for $634,452, and issued 20,000 shares of its restricted common stock to the Employee Stock Ownership Plan and Trust, valued at $41,904.

NOTE 4. OTHER

     In May 2001, the Company sold land held for sale with a book value of $912,968 and received a note receivable in the amount of $1,139,400 as consideration. This land, located in Bullhead City, Arizona, is subject to unpaid property taxes of $469,011. The note receivable will accrue interest at 8% per annum beginning October 1, 2001, and is due in full on January 1, 2003. Note payments will initially be applied to accrued property taxes of $469,011, which have been netted against the receivable.

     In June 2001, the Company acquired for $900,000 cash 600 Vacation Ownership Interests in The Carriage House, an existing vacation ownership resort in Las Vegas. These 600 Vacation Ownership Interests, along with 2,400 timeshare intervals in the Company's existing resorts, were annexed into Premiere Vacation Club in June 2001, bringing the total number of Vacation Ownership Interests in Premiere Vacation Club to 11,000 at June 30, 2001. In July 2001, the Company acquired for $95,500 cash an additional 62 Vacation Ownership Interests in The Carriage House, which have not yet been annexed into Premiere Vacation Club.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, to be known as the Kaleidoscope at McCarran, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which will contain a vacation ownership sales office to be operated by the Company, provide club facilities for the UNLV golf team, and the remainder has been leased for a golf-related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by tenants to specifications approved by the Company. The $5 million purchase price for the leasehold interest consists of a $100,000 earnest money deposit made in August, 2000 and a $4.9 million promissory note. Interest begins accruing on the note on February 1, 2002, with interest only payable monthly through September 1, 2006. The interest rate is 6% from February 1, 2002 through August 31, 2003, 7% for the next twelve months, 8% for the next 24 months and twelve percent thereafter until the August 1, 2011 maturity date. Commencing September 1, 2006, monthly principal and interest payments of $53,953 are payable monthly through maturity.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). Two of the resorts in Arizona are not at this time registered with the Arizona Department of Real Estate nor are being marketed for sale as Vacation Ownership Interests, and one of the two resorts is operated under a long-term lease arrangement. The Company also owns 662 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 600 of which have been annexed into Premiere Vacation Club.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                                  ---------------------------      -------------------------
                                                                      2000            2001            2000            2001
                                                                   ---------       ---------       ---------       ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                                 60.4%           60.6%           59.9%           59.4%
  Resort operating revenue                                              32.3%           35.2%           31.8%           35.5%
  Interest income                                                        7.3%            4.2%            8.3%            5.1%
                                                                   ---------       ---------       ---------       ---------
  Total timeshare revenues                                             100.0%          100.0%          100.0%          100.0%
                                                                   =========       =========       =========       =========
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                             13.7%           17.0%           13.7%           17.0%
  Sales and marketing                                                   53.6%           54.8%           56.7%           58.3%
  Provision for doubtful accounts                                        4.4%            4.4%            4.1%            4.4%
  Contribution margin percentage from sale of Vacation
    Ownership Interests (1)                                             28.3%           23.8%           25.5%           20.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                             89.5%           83.1%           92.5%           81.8%

As a percentage of total timeshare revenues:
  General and administrative                                            10.5%            8.9%           10.6%            9.1%
  Depreciation and amortization                                          1.3%            1.5%            1.3%            1.2%
  Timeshare operating income                                            16.0%           14.1%           14.0%           13.3%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                              429             502             800             912
  Average sales price per Vacation  Ownership Interest sold
    (excluding revenues from Upgrades) (2)                         $  13,937       $  14,263       $  13,887       $  14,202
  Average sales price per Vacation  Ownership Interest sold
    (including revenues from Upgrades) (2)                         $  15,116       $  15,607       $  15,257       $  15,611

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 675 and 766 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2000 and 2001, respectively, and 1,264 and 1,411 biennial and annual vacation ownership interests for the six months ended June 30, 2000 and June 30, 2001, respectively.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

     Sales of Vacation Ownership Interests increased 20.0% or $1,332,104 to $7,978,808 for the three months ended June 30, 2001, from $6,646,704 for the same period in 2000 and increased 15.1% or $1,905,472 to $14,499,032 for the six months ended June 30, 2001 from $12,593,560 for the same period in 2000. The

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

increases reflect primarily higher sales from the Sedona sales office, net of decreases in sales from the Kohl's Ranch and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is due to greater tour flow from the marketing venues in Sedona, including the new locations added in the first quarter of 2001. The decrease in sales from the Kohl's Ranch sales office reflects a reduction in the number of tours to this office. The reduced tour flow reflects unfavorable weather conditions in the first quarter of 2001 and a reduction in the number of non-owner guests at the resort for private functions, due to the construction of new cabins in space previously utilized for this purpose. Non-owner visitors to the resort are offered the opportunity to attend a sales presentation either during their visit, or at a later date. The decrease in sales from the VCA-Tucson sales office is a result primarily of lower tour flow and to a lesser degree, a lower closing rate (sales as a percentage of tours). The reduction in tour flow is consistent with the Company's expectations as its tenure in the Tucson market lengthens and, accordingly, an increasing portion of the qualified population in Tucson has previously toured and/or purchased. In January 2000, the Company opened an off-site sales office in Phoenix. While off-site sales operations typically operate at lower closing rates than on-site sales offices at which the touring guest takes part in the resort experience, an off-site sales office located proximate to a customer base can provide more convenient access and therefore a broader audience as well as a lower per tour cost. The cost and the effectiveness of tour generation to the Phoenix office did not justify the lower efficiencies of this off-site sales office and the Company closed the office on May 31, 2001. This office generated 37 annualized sales (11 annual and 52 biennial) during the first five months of 2001.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 2.3% or $326 in 2001 to $14,263 for the three months ended June 30, 2001 from $13,937 for the same period in 2000 and increased 2.3% or $315 to $14,202 for the six months ended June 30, 2001 from $13,887 for the same period in 2000. The number of Vacation Ownership Interests sold increased 17.0% from 429 in the three months ended June 30, 2000 to 502 for the same period in 2001 and increased 14.0% from 800 in the six months ended June 30, 2000 to 912 for the same period in 2001 due to greater tour flow at the Sedona sales office, net of reduced sales in the Kohl's Ranch and VCA--Tucson sales offices as described above. The three and six months ended June 30, 2001 included 528 and 998 biennial Vacation Ownership Interests (counted as 264 and 499 annual Vacation Ownership Interests) compared to 492 and 928 biennial Vacation Ownership Interests (counted as 246 and 464 annual Vacation Ownership Interests) in the same periods in 2000, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 33.5% to $674,921 for the three months ended June 30, 2001 from $505,634 for the same period in 2000 and increased 17.2% to $1,285,115 for the six months ended June 30, 2001 from $1,096,499 for the same period in 2000. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 3.2% or $491 to $15,607 for the three months ended June 30, 2001 from $15,116 in 2000 and increased 2.3% or $354 to $15,611 for the six months ended June 30, 2001 from $15,257 for the same period in 2000. The percentage changes in average sales price per Vacation Ownership Interest sold (including Upgrades) between periods reflect the combination of increased average sales price (excluding Upgrades), the increase in Upgrade revenue, spread over increased sales revenue in the current year.

     Resort operating revenue increased 30.0% and 29.8% or $1,068,464 and $1,991,478 to $4,627,334 and $8,674,558 for the three and six months ended June 30, 2001, respectively, reflecting an increase in both revenue from vacation interval owners and hotel room rentals. Hotel room rentals increased due to the acquisition of the Bell Rock Inn and Los Abrigados Lodge in the fourth quarter of 2000 as well as the addition of twelve new cabins at Kohl's Ranch Lodge. Cost of resort operations as a percentage of resort operating revenue decreased from 89.5% to 83.1% and from 92.5% to 81.8% for the second quarter and six months ended June 30, 2001, respectively, as a result of the increases in revenue, which includes both an increase in rates from vacation interval owners in 2001 and timing differences in recognizing revenue, increased occupancy and improved operating efficiencies at Kohl's Ranch Lodge, and lower overhead and the ability to offer more limited services and amenities at the newly acquired Sedona resorts made possible in part by cross utilizing the Los Abrigados Resort and Spa amenities.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

     Interest income decreased 31.3% to $551,077 for the three months ended June 30, 2001 from $801,853 for the same period in 2000 and decreased 28.7% to $1,242,599 for the six months ended June 30, 2001 from $1,741,808 for the same period in 2000, reflecting an increase in the percentage of Customer Notes retained by the Company, on which the Company will collect revenue over the term of the note, and a decrease in the percentage of Customer Notes sold, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.7% for the three and six months ended June 30, 2000 to 17.0% for the three and six months ended June 30, 2001, reflecting variations in product mix, an increase in cost of sales recognized on Upgrades, and improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 54.8% for the three months ended June 30, 2001 from 53.6% for the same period in 2000 and to 58.3% for the six months ended June 30, 2001 from 56.7% for the same period in 2000, largely reflecting reduced efficiency at the Sedona sales office. The relocation to a new sales center in January with significantly greater capacity and the start-up costs of several new offsite marketing locations in Sedona impacted efficiency, particularly in the first quarter of 2001.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three month periods ended June 30, 2000 and 2001, respectively. The provision for doubtful accounts increased from 4.1% for the six months ended June 30, 2000 to 4.4% for the same period in 2001, reflecting the Company's decision to increase the provision on new sales effective in the second quarter of 2000.

     General and administrative expenses decreased to 8.9% and 9.1% of total timeshare revenue for the second quarter and six months ended June 30, 2001, from 10.5% and 10.6% for the same periods in 2000, reflecting the Company's continued focus on cost control and efficiency.

     The 8.7% and 0.4% decreases in interest expense to $638,745 and $1,382,229 for the three and six months ended June 30, 2001 from $699,360 and $1,388,363 for the same periods in 2000, respectively, reflect an increase in borrowings against Customer Notes receivable, net of interest rate reductions on the Company's variable rate notes. During the first half of 2001, the Company retained and borrowed against, rather than sold, a greater portion of its Customer Notes. The Company's borrowings against Customer Notes are at rates which vary with prime, and therefore the Company benefited by interest rate reductions between years on Customer Notes hypothecated in prior periods. 2001 interest expense includes interest on the assumption of the existing mortgage ($4,473,000) to acquire Bell Rock Inn in December 2000 and the $808,000 borrowing in March 2001 to finance the purchase of the Sedona Station, the site of the new Sedona Sales Center.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the six months ended June 30, 2000 and 2001, cash provided by operations was $4,559,998 and $3,550,386, respectively. The decrease in cash provided by operations reflects an increase in resort property held for sale for the June 2001 acquisition of 600 Vacation Ownership Interests in the Carriage House in Las Vegas and a decrease in other assets in 2000 as a result of advances made to the Sedona Vacation Club Homeowners' Association for renovations in 1999 which were reimbursed in the first quarter of 2000. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the six months ended June 30, 2000 and 2001 was $2,204,503 and $3,337,677, respectively. The increase reflects a larger portion of Customer Notes being retained and borrowed against, rather than sold.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the six months ended June 30, 2001, the Company issued 20,000 shares of its restricted common stock to the ESOP, valued at $41,904. In July 2001, the Company made a total of $250,000 in cash contributions to the ESOP for the repayment in full by the ESOP of the outstanding principal balance on its line of credit, which the Company guaranteed. The ESOP line of credit had been used to purchase shares, which were collateral for the line. At June 30, 2001, the value of the collateral was approximately $543,000 and the line of credit balance was $250,000. During the six months ended June 30, 2001, the Company paid, and recognized as an expense contribution, $13,404 for interest on the line.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

CREDIT FACILITIES AND CAPITAL

     At June 30, 2001, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At June 30, 2001, $22.6 million of the $40 million commitment was available to the Company. The Company has been informed that this financial institution is ceasing the portion of its business activities that includes the financing of Customer Notes. The Company has not yet fully assessed how it will be affected by this change.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At June 30, 2001, approximately $26.7 million is available under these commitments.

     At June 30, 2000 and 2001, the Company had approximately $18.6 million and $14.1 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In the first six months of 2001, the Company purchased 247,600 treasury shares for a cost of $634,452.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which is secured by the property and bears interest at a fixed rate of 8.625%. The debt is payable in equal monthly payments of principal and interest over a ten-year term, ending April 2011.

     In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada for $900,000 in cash.

     In July 2001, the Company acquired an additional 62 Vacation Ownership Interests in The Carriage House for $95,500.

     In January 2001, the Company refinanced the construction note payable on VCA-Tucson. The new terms include extension of the maturity date to April 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $100,000 minimum monthly principal payment. In August 2001, the terms of the note were further modified to include the addition of $1,000,000 in borrowings and to increase the minimum monthly principal payment to $134,000. The additional $1,000,000 was advanced in August 2001.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, to be known as the Kaleidoscope at McCarran, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which will contain a vacation ownership sales office to be operated by the Company, provide club facilities for the UNLV golf team, and the remainder has been leased for a golf-related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by tenants to specifications approved by the Company. The $5 million purchase price for the leasehold interest consists of a $100,000 earnest money deposit made in August, 2000 and a $4.9 million promissory note. Interest begins accruing on the note on February 1, 2002, with interest only payable monthly through September 1, 2006. The interest rate is 6% from February 1, 2002 through August 31, 2003, 7% for the next twelve months, 8%

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

for the next 24 months and twelve percent thereafter until the August 1, 2011 maturity date. Commencing September 1, 2006, monthly principal and interest payments of $53,953 are payable monthly through maturity.

     In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above. Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent. While the Company believes it maintains excellent relationships with its lenders and will seek renewal or replacement of existing lines upon their maturity, there is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt. The Company has been negotiating with additional lenders to supplement its existing credit facilities.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the six months ended June 30, 2001. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     The action filed on June 11, 1999 between the Company and Deloitte & Touche LLP was resolved by agreement and dismissed.

     Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Wednesday, June 20, 2001, the Company held its Annual Meeting of Shareholders. At this meeting, the Shareholders were asked to vote on the following proposal:

     To elect seven (7) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

     The voting results were as follows:

     Nominees recommended in the Proxy Statement:

                                   Votes For     Votes Against    Votes Withheld
                                   ---------     -------------    --------------
     Steven R. Chanen              3,138,073          0               73,131
     Joseph P. Martori             3,147,797          0               63,407
     Joseph P. Martori, II         3,123,973          0               87,230
     Patrick J. McGroder III       3,161,563          0               49,641
     James W. Myers                3,161,563          0               49,641
     Nancy J. Stone                3,147,797          0               63,407
     Edward S. Zielinski           3,147,929          0               63,275

     As a result of the vote, the following seven directors will serve until the next annual meeting or until his or her successor is elected and qualified:

     Steven R. Chanen, Joseph P. Martori, Joseph P. Martori, II, James W. Myers, Patrick J. McGroder III, Nancy J. Stone, and Edward S. Zielinski.

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                            ILX RESORTS INCORPORATED
                                  (Registrant)



                              /s/ Joseph P. Martori
                      ------------------------------------
                                Joseph P. Martori
                             Chief Executive Officer



                               /s/ Nancy J. Stone
                      ------------------------------------
                                 Nancy J. Stone
                                    President



                              /s/ Chris J. Scoggin
                      ------------------------------------
                                Chris J. Scoggin
               Executive Vice President & Chief Financial Officer



                            /s/ Taryn L. Chmielewski
                      ------------------------------------
                              Taryn L. Chmielewski
                                 Vice President
                              Corporate Controller

Date: As of August 9, 2001