Form 10-Q
period 2001-09-30
ILX RESORTS INC
filed 2001-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2001        Commission File Number 001-13855


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Class                                Outstanding at September 30, 2001
-------------------------------                ---------------------------------
Common Stock, without par value                        2,989,682 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,       September 30,
                                                                      2000               2001
                                                                  ------------       ------------
                                                                                     (Unaudited)
                                     ASSETS
Cash and cash equivalents                                         $  2,518,122       $  2,638,830
Notes receivable, net                                               26,619,853         30,101,226
Resort property held for Vacation Ownership Interest sales          21,663,793         20,554,519
Resort property under development                                    5,263,737          5,273,196
Land held for sale                                                   1,667,298            775,467
Deferred assets                                                        170,440            141,154
Property and equipment, net                                          5,141,378          5,820,312
Other assets                                                         2,500,155          7,514,451
                                                                  ------------       ------------

       TOTAL ASSETS                                               $ 65,544,776       $ 72,819,155
                                                                  ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                $  1,220,787       $  1,165,934
  Accrued and other liabilities                                      3,126,940          2,806,330
  Due to affiliates                                                         --             24,022
  Notes payable                                                     32,851,068         39,448,924
  Notes payable to affiliates                                        1,000,000          1,000,000
  Deferred income taxes                                              1,510,535          2,607,781
                                                                  ------------       ------------

       Total liabilities                                            39,709,330         47,052,991
                                                                  ------------       ------------
Shareholders' Equity
  Preferred stock, $10 par value; 10,000,000 shares
    authorized; 291,553 and 283,376 shares issued
    and outstanding; liquidation preference of
    $2,915,530 and $2,833,760                                        1,138,566          1,113,051
  Common stock, no par value; 30,000,000 shares
    authorized; 4,105,192 and 4,131,882 shares issued               18,333,333         18,400,893
  Treasury stock, at cost, 657,500 and 1,142,200
    shares, respectively                                            (1,308,655)        (3,330,248)
  Additional paid in capital                                           225,742            269,869
  Guaranteed ESOP Obligation                                          (250,000)                --
  Retained earnings                                                  7,696,460          9,312,599
                                                                  ------------       ------------

       Total shareholders' equity                                   25,835,446         25,766,164
                                                                  ------------       ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 65,544,776       $ 72,819,155
                                                                  ============       ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended September 30,   Nine months ended September 30,
                                                       --------------------------------   -------------------------------
                                                             2000            2001              2000            2001
                                                         ------------    ------------      ------------    ------------
Timeshare revenues:
  Sales of Vacation Ownership Interests                  $  6,652,826    $  7,405,043      $ 19,246,386    $ 21,904,075
  Resort operating revenue                                  3,402,251       4,236,122        10,085,331      12,910,680
  Interest income                                             764,072         658,261         2,505,880       1,900,860
                                                         ------------    ------------      ------------    ------------

      Total timeshare revenues                             10,819,149      12,299,426        31,837,597      36,715,615
                                                         ------------    ------------      ------------    ------------
Cost of sales and operating expenses:
  Cost of Vacation Ownership Interests sold                   963,072       1,257,615         2,692,906       3,725,061
  Cost of resort operations                                 3,284,223       3,834,829         9,463,401      10,930,186
  Sales and marketing                                       3,674,672       3,890,638        10,816,196      12,342,399
  General and administrative                                1,124,466       1,274,569         3,356,674       3,496,331
  Provision for doubtful accounts                             295,359         323,930           812,115         960,072
  Depreciation and amortization                               164,292         245,281           443,433         545,742
                                                         ------------    ------------      ------------    ------------

      Total cost of sales and operating expenses            9,506,084      10,826,862        27,584,725      31,999,791
                                                         ------------    ------------      ------------    ------------

Timeshare operating income                                  1,313,065       1,472,564         4,252,872       4,715,824

Income from land and other, net                                (2,232)          7,233             3,150          42,730
                                                         ------------    ------------      ------------    ------------

Total operating income                                      1,310,833       1,479,797         4,256,022       4,758,554

Interest expense                                             (671,366)       (615,492)       (2,059,729)     (1,997,721)
                                                         ------------    ------------      ------------    ------------

Income before income taxes and minority interests             639,467         864,305         2,196,293       2,760,833

Income tax expense                                           (256,618)       (345,722)         (853,364)     (1,097,246)
                                                         ------------    ------------      ------------    ------------

Income before minority interests                              382,849         518,583         1,342,929       1,663,587

Minority interests                                                 --              --           (70,422)             --
                                                         ------------    ------------      ------------    ------------

Net income                                               $    382,849    $    518,583      $  1,272,507    $  1,663,587
                                                         ============    ============      ============    ============
Net income per share
     Basic                                               $       0.10    $       0.16      $       0.33    $       0.50
                                                         ============    ============      ============    ============

     Diluted                                             $       0.10    $       0.16      $       0.32    $       0.49
                                                         ============    ============      ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Nine months ended September 30,
                                                                    -------------------------------
                                                                         2000            2001
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $  1,272,507    $  1,663,587
  Adjustments to reconcile net income to net cash provided by operating activities:
   Loss on sale of property and equipment                                      --          13,373
   Undistributed minority interest                                        (23,778)             --
   Deferred income taxes                                                  962,500       1,097,246
   Provision for doubtful accounts                                        812,115         960,072
   Depreciation and amortization                                          443,433         545,742
   Amortization of guarantee fees                                           1,350          29,286
   Contribution of common stock to ESOP Plan                              146,094          41,905
   Common stock issued to employees for services                           48,988           4,210
   Change in assets and liabilities:
     Decrease in resort property held for Vacation Ownership
         Interest sales                                                 1,949,647       1,109,274
     Increase in resort property under development                     (1,459,658)         (9,459)
     Decrease (increase) in land held for sale                                109         (21,137)
     Decrease (increase) in other assets                                  803,257        (256,912)
     Increase (decrease) in accounts payable                              240,763         (54,853)
     Increase in accrued and other liabilities                            604,411         104,042
     (Decrease) increase in due to affiliates                             (26,282)         24,022
                                                                     ------------    ------------

Net cash provided by operating activities                               5,775,456       5,250,398
                                                                     ------------    ------------
Cash flows from investing activities:
  Increase in notes receivable, net                                    (3,350,559)     (3,771,056)
  Decrease in deferred assets                                              80,398              --
  Purchases of plant and equipment, net                                  (544,697)       (986,644)
                                                                     ------------    ------------

Net cash used in investing activities                                  (3,814,858)     (4,757,700)
                                                                     ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable                                          10,310,410      15,217,156
  Principal payments on notes payable                                 (11,199,398)    (13,519,300)
  Preferred stock dividends                                               (47,616)        (47,448)
  Redemption of preferred stock                                              (245)           (805)
  Acquisition of treasury stock and other                                (994,284)     (2,021,593)
                                                                     ------------    ------------

Net cash used in financing activities                                  (1,931,133)       (371,990)
                                                                     ------------    ------------

Increase in cash and cash equivalents                                      29,465         120,708

Cash and cash equivalents at beginning of period                        2,971,365       2,518,122
                                                                     ------------    ------------

Cash and cash equivalents at end of period                           $  3,000,830    $  2,638,830
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. No income taxes were paid and no interest was capitalized during the nine month periods ended September 30, 2000 and 2001. The following summarizes interest paid.

               Three Months Ended September 30,  Nine Months ended September 30,
               --------------------------------  -------------------------------
                      2000         2001                 2000         2001
                   ----------   ----------           ----------   ----------
Interest paid      $  710,431   $  623,698           $2,015,616   $1,985,073

RECLASSIFICATIONS

     The financial statements for prior periods have been reclassified to be consistent with the current period financial statement presentation. These reclassifications had no effect on previously reported net income.

     In the first quarter 2001, the carrying value of the Bell Rock Inn was reclassified to Resort Property Under Development to reflect the Company's intent to register and market Vacation Ownership Interests in the property. The resort is not at this time registered with the Arizona Department of Real Estate nor has marketing of Vacation Ownership Interests in the property commenced. The reclassification has been applied to the December 31, 2000 and September 30, 2001 financial statements.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE
                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          --------------------------    --------------------------
                                                             2000            2001           2000          2001
                                                          -----------    -----------    -----------    -----------
Net income                                                $   382,849    $   518,583    $ 1,272,507    $ 1,663,587
Less: Series A preferred stock dividends                      (11,969)       (11,969)       (35,907)       (35,907)
                                                          -----------    -----------    -----------    -----------
Net income available to common
  stockholders - basic                                    $   370,880    $   506,614    $ 1,236,600    $ 1,627,680
                                                          ===========    ===========    ===========    ===========
Weighted average shares of common stock
  outstanding - basic                                       3,632,076      3,132,475      3,749,751      3,268,408
                                                          ===========    ===========    ===========    ===========
Basic net income per share                                $      0.10    $      0.16    $      0.33    $      0.50
                                                          ===========    ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                          --------------------------    --------------------------
                                                             2000            2001           2000          2001
                                                          -----------    -----------    -----------    -----------
Net income                                                $   382,849    $   518,583    $ 1,272,507    $ 1,663,587
Less: Series A preferred stock dividends                      (11,969)       (11,969)       (35,907)       (35,907)
                                                          -----------    -----------    -----------    -----------
Net income available to common stockholders -
    diluted                                               $   370,880    $   506,614    $ 1,236,600    $ 1,627,680
                                                          ===========    ===========    ===========    ===========

Weighted average shares of common stock outstanding         3,632,076      3,132,475      3,749,751      3,268,408
Add: Convertible preferred stock (Series B and C)
       dilutive effect                                         81,578         78,603         83,008         79,808

     Stock options dilutive effect                                 --         34,127             --            593
                                                          -----------    -----------    -----------    -----------
Weighted average shares of common stock
  outstanding - dilutive                                    3,713,654      3,245,205      3,832,759      3,348,809
                                                          ===========    ===========    ===========    ===========

Diluted net income per share                              $      0.10    $      0.16    $      0.32    $      0.49
                                                          ===========    ===========    ===========    ===========

     Stock options to purchase 70,700 shares of common stock at prices ranging from $6.82 per share to $8.125 per share and options to purchase 170,700 shares of common stock at prices ranging from $4.00 per share to $8.125 per share were outstanding for the three and nine months ended September 30, 2001, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2005.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2001, the Company issued 4,100 shares of restricted common stock, valued at $4,210, to employees in exchange for services provided. These restricted shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the nine months ended September 30, 2001 and 2000, the Company recorded the exchange of 7,770 and 12,762 Series C Convertible shares for 2,590 and 4,254 common shares, respectively. Also during the nine months ended September 30, 2001, the Company purchased 484,700 shares of its common stock for $2,021,593, and issued 20,000 shares of its restricted common stock to the Employee Stock Ownership Plan and Trust, valued at $41,905.

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

     In June 2001, the Company acquired for $900,000 cash 600 Vacation Ownership Interests in The Carriage House, an existing vacation ownership resort in Las Vegas. These 600 Vacation Ownership Interests, along with 2,400 timeshare intervals in the Company's existing resorts, were annexed into Premiere Vacation Club in June 2001, bringing the total number of Vacation Ownership Interests in Premiere Vacation Club to 11,000 at September 30, 2001. In July 2001 and October 2001, respectively, the Company acquired for $95,500 and $57,875 cash an additional 62 and 61 Vacation Ownership Interests in The Carriage House, which have not yet been annexed into Premiere Vacation Club.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, to be known as Premiere Park, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which will contain a vacation ownership sales office to be operated by the Company, provide club facilities for the UNLV golf team, and the remainder has been leased for a golf-related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by tenants to specifications approved by the Company. The $5 million purchase price for the leasehold interest consists of a $100,000 earnest money deposit made in August, 2000 and a $4.9 million promissory note. Interest begins accruing on the note on February 1, 2002, with interest only payable monthly through September 1, 2006. The interest rate is 6% from February 1, 2002 through August 31, 2003, 7% for the next twelve months, 8% for the next 24 months and twelve percent thereafter until the August 1, 2011 maturity date. Commencing September 1, 2006, monthly principal and interest payments of $53,953 are payable monthly through maturity. The purchase price for the leasehold interest is included in other assets on the balance sheet.

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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of nine resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). Two of the resorts in Arizona are not at this time registered with the Arizona Department of Real Estate nor are being marketed for sale as Vacation Ownership Interests, and one of the two resorts is operated under a long-term lease arrangement. The Company also owns 723 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 600 of which have been annexed into Premiere Vacation Club.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                                              Three Months Ended         Nine Months Ended
                                                                                 September 30,             September 30,
                                                                             ----------------------    ----------------------
                                                                                2000        2001         2000          2001
                                                                             ---------    ---------    ---------    ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                                           61.5%        60.2%        60.5%        59.7%
  Resort operating revenue                                                        31.4%        34.4%        31.7%        35.2%
  Interest income                                                                  7.1%         5.4%         7.8%         5.1%
                                                                             ---------    ---------    ---------    ---------
  Total timeshare revenues                                                       100.0%       100.0%       100.0%       100.0%
                                                                             =========    =========    =========    =========
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                                       14.5%        17.0%        14.0%        17.0%
  Sales and marketing                                                             55.2%        52.5%        56.2%        56.3%
  Provision for doubtful accounts                                                  4.4%         4.4%         4.2%         4.4%
  Contribution margin percentage from sale of Vacation Ownership
      Interests (1)                                                               25.8%        26.1%        25.6%        22.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                                       96.5%        90.5%        93.8%        84.7%

As a percentage of total timeshare revenues:
  General and administrative                                                      10.4%        10.4%        10.5%         9.5%
  Depreciation and amortization                                                    1.5%         2.0%         1.4%         1.5%
  Timeshare operating income                                                      12.1%        12.0%        13.4%        12.8%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                                        423          448        1,223        1,360
  Average sales price per Vacation  Ownership Interest sold (excluding
    revenues from Upgrades) (2)                                              $  13,993    $  14,258    $  13,924    $  14,221
  Average sales price per Vacation  Ownership Interest sold (including
    revenues from Upgrades) (2)                                              $  15,748    $  16,249    $  15,427    $  15,821

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 656 and 690 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2000 and 2001, respectively, and 1,920 and 2,101 biennial and annual vacation ownership interests for the nine months ended September 30, 2000 and September 30, 2001, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

     Sales of Vacation Ownership Interests increased 11.3% or $752,217 to $7,405,043 for the three months ended September 30, 2001, from $6,652,826 for the same period in 2000 and increased 13.8% or $2,657,689 to $21,904,075 for the nine months ended September 30, 2001 from $19,246,386 for the same period in 2000. The increases reflect primarily higher sales from the Sedona sales office and greater Upgrade revenue, net of decreases in sales from the Kohl's Ranch and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is due to greater tour flow from the marketing venues in Sedona, including the new locations added in the first quarter of 2001. The decrease in sales from the Kohl's Ranch sales office reflects a reduction in the number of tours to this office. The reduced tour flow reflects unfavorable weather conditions in the first quarter of 2001 and a reduction in the number of non-owner guests at the resort for private functions, due to the construction of new cabins in space previously utilized for this purpose. Non-owner visitors to the resort are offered the opportunity to attend a sales presentation either during their visit, or at a later date. The decrease in sales from the VCA-Tucson sales office is primarily a result of lower tour flow. The reduction in tour flow is consistent with the Company's expectations as its tenure in the Tucson market lengthens and, accordingly, an increasing portion of the qualified population in Tucson has previously toured and/or purchased. In January 2000, the Company opened an off-site sales office in Phoenix. While off-site sales operations typically operate at lower closing rates than on-site sales offices at which the touring guest takes part in the resort experience, an off-site sales office located proximate to a customer base can provide more convenient access and therefore a broader audience as well as a lower per tour cost. The cost and the effectiveness of tour generation to the Phoenix office did not justify the lower efficiencies of this off-site sales office and the Company closed the office on May 31, 2001. This office generated 37 annualized sales (11 annual and 52 biennial) during the first five months of 2001.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 1.9% or $265 in 2001 to $14,258 for the three months ended September 30, 2001 from $13,993 for the same period in 2000 and increased 2.1% or $297 to $14,221 for the nine months ended September 30, 2001 from $13,924 for the same period in 2000. The number of Vacation Ownership Interests sold increased 5.9% from 423 in the three months ended September 30, 2000 to 448 for the same period in 2001 and increased 11.2% from 1,223 in the nine months ended September 30, 2000 to 1,360 for the same period in 2001 due to greater tour flow at the Sedona sales office, net of reduced sales in the Kohl's Ranch and VCA--Tucson sales offices as described above. The three and nine months ended September 30, 2001 included 485 and 1,483 biennial Vacation Ownership Interests (counted as 242.5 and 741.5 annual Vacation Ownership
Interests) compared to 466 and 1,394 biennial Vacation Ownership Interests (counted as 233 and 697 annual Vacation Ownership Interests) in the same periods in 2000, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 20.0% to $890,790 for the three months ended September 30, 2001 from $742,048 for the same period in 2000 and increased 18.3% to $2,175,905 for the nine months ended September 30, 2001 from $1,838,546 for the same period in 2000. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 3.2% or $501 to $16,249 for the three months ended September 30, 2001 from $15,748 in 2000 and increased 2.6% or $394 to $15,821 for the nine months ended September 30, 2001 from $15,427 for the same period in 2000. The percentage changes in average sales price per Vacation Ownership Interest sold (including Upgrades) between periods reflect the combination of increased average sales price (excluding Upgrades), the increase in Upgrade revenue, spread over increased sales revenue in the current year.

     Resort operating revenue increased 24.5% and 28.0% or $833,871 and $2,825,349 to $4,236,122 and $12,910,680 for the three and nine months ended September 30, 2001, respectively, reflecting an increase in both revenue from vacation interval owners and hotel room rentals. Hotel room rentals increased due to the acquisition of the Bell Rock Inn and Los Abrigados Lodge in the fourth quarter of 2000 as well as the addition of twelve new cabins at Kohl's Ranch Lodge. Cost of resort operations as a percentage of resort operating revenue decreased from 96.5% to 90.5% and from 93.8% to 84.7% for the third quarter and nine months ended September 30, 2001, respectively, as a result of increased revenue, including an increase in rates from vacation interval owners

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

in 2001, and timing differences in recognizing revenue, increased occupancy and improved operating efficiencies at Kohl's Ranch Lodge, and lower overhead and the ability to offer more limited services and amenities at the newly acquired Sedona resorts made possible in part by cross utilizing the Los Abrigados Resort and Spa amenities.

     Interest income decreased 13.8% to $658,261 for the three months ended September 30, 2001 from $764,072 for the same period in 2000 and decreased 24.1% to $1,900,860 for the nine months ended September 30, 2001 from $2,505,880 for the same period in 2000, reflecting an increase in the percentage of Customer Notes retained by the Company, on which the Company will collect revenue over the term of the note, and a decrease in the percentage of Customer Notes sold, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 14.5% and 14.0% for the three and nine months ended September 30, 2000 to 17.0% for the three and nine months ended September 30, 2001, reflecting variations in product mix, an increase in cost of sales recognized on Upgrades, and improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 52.5% for the three months ended September 30, 2001 from 55.2% for the same period in 2000 and were comparable at 56.3% for the nine months ended September 30, 2001 and 56.2% for the same period in 2000. The decrease for the third quarter of 2001 largely reflects increased efficiencies in telemarketing operations.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three month periods ended September 30, 2000 and 2001, respectively. The provision for doubtful accounts increased from 4.2% for the nine months ended September 30, 2000 to 4.4% for the same period in 2001, reflecting the Company's decision to increase the provision on new sales effective in the second quarter of 2000.

     General and administrative expenses were 10.4% of total timeshare revenue for the three month periods ended September 30, 2001 and 2000, respectively and decreased to 9.5% of total timeshare revenue for the nine months ended September 30, 2001, from 10.5% for the same period in 2000, reflecting the Company's continued focus on cost control and efficiency.

     The 8.3% and 3.0% decreases in interest expense to $615,492 and $1,997,721 for the three and nine months ended September 30, 2001 from $671,366 and $2,059,729 for the same periods in 2000, respectively, reflect an increase in borrowings against Customer Notes receivable, net of interest rate reductions on the Company's variable rate notes. During the first half of 2001, the Company retained and borrowed against, rather than sold, a greater portion of its Customer Notes. The Company's borrowings against Customer Notes are at rates which vary with prime, and therefore the Company benefited by interest rate reductions between years on Customer Notes hypothecated in prior periods. 2001 interest expense includes interest on the assumption of the existing mortgage ($4,473,000) to acquire Bell Rock Inn in December 2000 and the $808,000 borrowing in March 2001 to finance the purchase of the Sedona Station, the site of the new Sedona Sales Center. Interest on the acquisition of the 44-acre parcel in Las Vegas will be capitalized.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the nine months ended September 30, 2000 and 2001, cash provided by operations was $5,775,456 and $5,250,398, respectively. The decrease in cash provided by operations reflects the combined effect of an increase in resort property held for sale in 2001 for the acquisition of 662 Vacation Ownership Interests in the Carriage House in Las Vegas, and completion of the twelve new cabins and the renovation of three additional units at Kohl's Ranch Lodge; a decrease in other assets in 2000 as a result of advances made to the Sedona Vacation Club Homeowners' Association for

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

renovations in 1999 which were reimbursed in the first quarter of 2000; and timing differences in payments of accrued and other liabilities. Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is a necessary part of its normal operations.

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

     At December 31, 2000, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $7.5 million, which expire in 2010 through 2020. At December 31, 2000, Genesis had federal NOL carryforwards of approximately $1.4 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the nine months ended September 30, 2000 and 2001 was $3,814,858 and $4,757,700,
respectively. The increase reflects a larger portion of Customer Notes being retained and borrowed against, rather than sold in addition to the purchase of new computer equipment and the assumption of capital leases from the prior owner of the leasehold interest in Las Vegas, Nevada.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the nine months ended September 30, 2001, the Company issued 20,000 shares of its restricted common stock to the ESOP, valued at $41,905. In July 2001, the Company made a total of $250,000 in cash contributions to the ESOP for the repayment in full by the ESOP of the outstanding principal balance on its line of credit, which the Company

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

guaranteed. The ESOP line of credit had been used to purchase shares, which were collateral for the line. During the nine months ended September 30, 2001, the Company paid, and recognized as an expense contribution of $13,979 for interest on the line.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At September 30, 2001, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At September 30, 2001, $22.3 million of such commitment was ostensibly available to the Company although the Company has been informed that this financial institution is ceasing the portion of its business activities that includes the financing of Customer Notes. The Company has not yet fully assessed how it will be affected by this or other changes related to such financial institution.

     The Company also has financing commitments aggregating $43.5 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5% ($40 million) to prime plus 3% ($3.5 million). The $3.5 million and $40 million commitments expire in 2001 and 2002, respectively. At September 30, 2001, approximately $25.3 million is available under these commitments.

     At September 30, 2000 and 2001, the Company had approximately $18.6 million and $12.4 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In the first nine months of 2001, the Company purchased 484,700 treasury shares for a cost of $2,021,593.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which is secured by the property and bears interest at a fixed rate of 8.625%. The debt is payable in equal monthly payments of principal and interest over a ten-year term, ending April 2011.

     In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada for $900,000 in cash. In July 2001 and October 2001, the Company acquired for cash an additional 62 and 61 Vacation Ownership Interests in The Carriage House for $95,500 and $57,875, respectively.

     In January 2001, the Company refinanced the construction note payable on VCA-Tucson. The new terms include extension of the maturity date to June 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $100,000 minimum monthly principal payment. In August 2001, the terms of the note were further modified to include the addition of $1,000,000 in borrowings and to increase the minimum monthly principal payment to $134,000. The additional $1,000,000 was advanced in August 2001.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, to be known as Premiere Park, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which will contain a vacation ownership sales office to be

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

operated by the Company, provide club facilities for the UNLV golf team, and the remainder has been leased for a golf-related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by tenants to specifications approved by the Company. The $5 million purchase price for the leasehold interest consists of a $100,000 earnest money deposit made in August, 2000 and a $4.9 million promissory note. Interest begins accruing on the note on February 1, 2002, with interest only payable monthly through September 1, 2006. The interest rate is 6% from February 1, 2002 through August 31, 2003, 7% for the next twelve months, 8% for the next 24 months and twelve percent thereafter until the August 1, 2011 maturity date. Commencing September 1, 2006, monthly principal and interest payments of $53,953 are payable monthly through maturity. The purchase price of the leasehold interest is included in other assets on the balance sheet.

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the nine months ended September 30, 2001. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.                   Description
          -----------                   -----------
            10.1 PURCHASE AND SALE AGREEMENT between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000

            10.2 SECURED PROMISSORY NOTE ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001

            10.3 FIRST MODIFICATION AGREEMENT dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.

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



                                        ILX RESORTS INCORPORATED
                                        (Registrant)




                                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Martori
                                        Chief Executive Officer




                                        /s/ Nancy J. Stone
                                        ----------------------------------------
                                        Nancy J. Stone
                                        President



                                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Executive Vice President & Chief
                                        Financial Officer





                                        /s/ Taryn L. Chmielewski
                                        ----------------------------------------
                                        Taryn L. Chmielewski
                                        Vice President
                                        Corporate Controller


Date: As of __________, 2001