Form 10-K
period 2001-12-31
ILX RESORTS INC
filed 2002-04-01
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the fiscal year ended DECEMBER 31, 2001

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT MARCH 22, 2002
-------------------------------                    -----------------------------
Common Stock, without par value                           2,907,201 shares

At March 22, 2002, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing price at such date, was approximately $6.7 million.

Portions of Registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                            ILX RESORTS INCORPORATED

                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


PART I                                                                         3
--------------------------------------------------------------------------------

   ITEMS 1 AND 2.  BUSINESS AND PROPERTIES                                     3

   ITEM 3.  LEGAL PROCEEDINGS                                                 19

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19


PART II                                                                       19
--------------------------------------------------------------------------------

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                            19

   ITEM 6. SELECTED FINANCIAL DATA                                            19

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          20

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        25

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                           25


PART III                                                                      26
--------------------------------------------------------------------------------

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                26

   ITEM 11. EXECUTIVE COMPENSATION                                            26

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    26

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    26


PART IV                                                                       26
--------------------------------------------------------------------------------

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K   26

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

     At December 31, 2001, the ILX Resorts represented an aggregate of 404 units and 23,168 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 103 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona and 600 weeks in the Carriage House in Las Vegas, Nevada, which have been annexed to Premiere Vacation Club. The 23,168 sold and unsold Vacation Ownership Interests exclude the two Arizona resorts not currently registered or marketed as Vacation Ownership Interests. The Company also markets additional interests, which consisted, at December 31, 2001, of an aggregate of approximately 292 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, Nevada, Florida, California and elsewhere (collectively, the "Additional Interests"), including 210 in the Carriage House which have not been annexed to Premiere Vacation Club.

     The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 2001, the Company increased the number of ILX Resorts from two to nine (excluding the Roundhouse Resort and the Carriage House), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 23,460 weeks (including the Sea of
Cortez Premiere Vacation Club, the Roundhouse Resort and the Carriage House Vacation Ownership Interests, and the Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $48.3 million in 2001. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX Resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts. The Company believes it was able to purchase the ILX Resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (175 units), the Kohl's Ranch Lodge in Payson, Arizona (64 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (96 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona, the 1,500 Vacation Ownership Interests in San Carlos, Mexico, and 810 vacation ownership interests at the Carriage House in Las Vegas, Nevada.

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

     The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs. As of December 31, 2001, the Company operated eight resorts consisting of 569 units and held 6,893 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club. A third party operates the Sea of Cortez Premiere Vacation Club. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX Resorts and, commencing in the first quarter of 2002, an offsite sales office in Las Vegas, Nevada.

     Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX Resorts. Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts. Vacation Ownership Interests in individual ILX Resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as Resort Condominiums International ("RCI") and Interval International ("II"). The majority of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities and food and beverage discounts at its participating ILX Resorts).

     In addition to marketing through Premiere Vacation Club, the Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept. The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States. The Company completed construction and commenced operations of its prototype Varsity Clubs property, VCA-South Bend, located near the University of Notre Dame, in 1995 and its second Varsity Clubs, VCA-Tucson, located near the University of Arizona in Tucson, Arizona, in July 1998. The Company intends to develop its Varsity Clubs properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company. In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban "city club" experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network. The Company believes that Varsity Clubs offer features common to a "city club", including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room. In addition, the Varsity Clubs concept enables the Company to enlarge the Company's target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company's target base of potential purchasers. Varsity Clubs offer a flexible ownership structure that permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for "city club" use. The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events. The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.

     In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada-Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, to be known as Premiere Park, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which contains a vacation ownership sales office operated by the Company, provides club facilities for the UNLV golf team, and the remainder is projected for a golf related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44 acre site, to be built by tenants to specifications approved by the Company.

     During 2001, the Company sold 2,692 annual and biennial Vacation Ownership Interests at the ILX Resorts, compared to 2,575 and 2,387 during 2000 and 1999, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $13,110 for an annual interest and $7,512 for a biennial interest, resulting in a weighted average price of $14,118 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2001 and $13,017 for an annual interest and $7,280 for a biennial interest, resulting in a weighted average price of $13,859 during the year ended December 31, 2000. Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX Resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX Resort; or for Premiere Vacation Club; for which the customer pays an additional fee. At December 31, 2001, the Company had an existing inventory of 7,185 unsold Vacation Ownership Interests (including the Additional Interests) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to 7,954 additional Vacation Ownership Interests through 2002 and thereafter at the existing ILX Resorts, including conversion of the 96 units at the Bell Rock Inn to 4,992 Vacation Ownership Interests.

THE RESORTS

     The table below sets forth certain information, as of December 31, 2001, with respect to the ILX Resorts. The information set forth below does not include the Company's planned expansion of the ILX Resorts or development of additional Varsity Clubs and CARs. As described in Note 8 of the Notes to Consolidated Financial Statements, all of the Company's resorts except the Historic Crag's Lodge at the Golden Eagle Resort and the Los Abrigados Lodge(5) are encumbered by one or more deeds of trust.

                                                    SIZE OF
                                                    UNITS(2)                          RESORT AMENITIES
                                                   ---------    -----------------------------------------------------------
                                                                RESTAURANT/  WHIRLPOOL/  SWIMMING   FITNESS       LOCAL
RESORTS (1)                    LOCATION       S    1BR   2BR      LOUNGE        SPA        POOL      CENTER    AMENITIES(3)
-----------                    --------      ---   ---   ---      ------        ---        ----      ------    ------------
CONVENIENT ACCESS RESORTS
Los Abrigados Resort         Sedona, AZ            158    17        4/1          Y         Y-2         Y         B,BB,BL,
   & Spa                                                                                                         D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
The Inn at Los Abrigados     Sedona, AZ        9           1        4/1          Y         Y-2         Y         B,BB,BL,
                                                                                                                 D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
Kohl's Ranch Lodge           Payson, AZ       42     4    18        1/1          Y          Y          Y         B,BB,C,D,
                                                                                                                 F,FW,G,H,
                                                                                                                 Sh,TH,V
The Historic Crag's Lodge    Estes Park, CO    9    21     3        1/1          Y          Y          N         BL,D,F,FW,
  at the Golden Eagle Resort                                                                                     G,H,MT,
                                                                                                                 Sh,TH
Sea of Cortez Premiere       San Carlos,       8     6    16        4/2          Y          Y          Y         BL,BO,D,F,
  Vacation Club              Mexico                                                                              G,H,Sh,T,
                                             ---   ---   ---                                                     V,W
     TOTAL CARS CURRENTLY BEING MARKETED
        AS VACATION OWNERSHIP INTERESTS       68   189    55


Bell Rock Inn (4)            Village of       94     2              1/1          Y         Y-2         N         B,BB,BL,
                             Oak Creek, AZ                                                                       D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
Los Abrigados Lodge (4)(5)   Sedona, AZ       39                    1/0          N          Y          N         B,BB,BL,
                                             ---   ---   ---                                                     D,F,FW,G,
                                                                                                                 H,MT,Sh,
                                                                                                                 T,TH,V
     TOTAL CARS                              201   191    55

VARSITY CLUBS OF AMERICA
VCA-South Bend               South Bend, IN    3    54     5        1/1          Y          Y          Y         B,BB,BL,
                                                                                                                 D,G,M,
                                                                                                                 MT,Sh,UC
VCA-Tucson                   Tucson, AZ        4    44    12        1/1          Y          Y          Y         BL,D,G,M,
                                             ---   ---   ---                                                     MT,Sh,T,TH
                                                                                                                 UC
     TOTAL VARSITY CLUBS (6)                   7    98    17
                                             ---   ---   ---

Total                                        208   289    72
                                             ===   ===   ===

----------
(1) Information regarding the Additional Interests and the Vacation Ownership Interests in the Carriage House and the Roundhouse Resort has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.
(2) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(3) B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T
     - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.

(4) The Bell Rock Inn and Los Abrigados Lodge are not currently registered nor marketed for sale as Vacation Ownership Interests. The Company intends to register the Bell Rock Inn with the Arizona Department of Real Estate in 2002.
(5) Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.
(6) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

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

     Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball courts, simulated golf, miniature golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is an II Five-Star resort.

     As of December 31, 2001, Los Abrigados contained 9,100 Vacation Ownership Interests, of which approximately 233 remained available for sale (excluding 2,381 Vacation Ownership Interests owned by Premiere Vacation Club). The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados including eight units on the present site (representing 416 Vacation Ownership Interests). The Company is currently constructing the eight units with a projected completion in 2002.

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

     As of December 31, 2001, the Inn at Los Abrigados contained 520 Vacation Ownership Interests, of which approximately 154 remained available for sale (excluding 265 Vacation Ownership Interests owned by Premiere Vacation Club).

     KOHL'S RANCH LODGE. Kohl's Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world. Kohl's Ranch consists of 64 units. Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom cabins along Tonto Creek, and three units are part of a triplex cabin. This resort also has an on-site sales office.

     Kohl's Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children's playground, gazebos and sport court. Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace. In addition, Kohl's Ranch offers a unique pet resort facility. Kohl's Ranch is an RCI resort.

     As of December 31, 2001, Kohl's Ranch contained 3,328 Vacation Ownership Interests, of which approximately 156 were available for sale (excluding 2,490 Vacation Ownership Interests owned by Premiere Vacation Club). The Company plans to add an additional two units, which would yield 104 Vacation Ownership Interests, in 2002.

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

     The Company plans to construct approximately 22 new units at the Roundhouse Resort in 2002, and to annex this additional inventory into Premiere Vacation Club. Construction may occur in phases, with only minimal common area amenities necessary. The Company has not yet selected the exchange company with which it will affiliate new units.

     As of December 31, 2001, the Company holds 158 Vacation Ownership Interests in the Roundhouse Resort, 103 of which are held by Premiere Vacation Club and 55 of which are Additional Interests that the Company plans to annex to Premiere Vacation Club in the future.

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

     As of December 31, 2001, Golden Eagle contained 1,716 one-week Vacation Ownership Interests, of which 258 were available for sale (excluding 691 Vacation Ownership Interests owned by Premiere Vacation Club). The Company intends to construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

     BELL ROCK INN. In December 2000, the Company acquired the Bell Rock Inn, an existing resort in the Village of Oak Creek, Arizona. The property is located approximately six miles south of Los Abrigados Resort & Spa and consists of 96 lodging units, most of which include a fireplace and mini-kitchen facilities. The Bell Rock Inn has a full service restaurant and lounge, with a large outdoor dining patio, two heated pools, two whirlpool spas, outdoor fireplaces and banquet/meeting space. The Company is currently operating the property as a traditional resort, including providing accommodations for customers invited to attend a vacation ownership presentation at the Company's Sedona sales office. The Company intends to initially register 96 studio Vacation Ownership Interests in the Bell Rock Inn to Premiere Vacation Club. The Bell Rock Inn will be an II resort.

     LOS ABRIGADOS LODGE. In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021. The lessor was required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company renamed the property the "Los Abrigados Lodge." The property is used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Company's Sedona sales office. As of December 31, 2001, this resort contains 39 units. These units are not offered for sale as Vacation Ownership Interests.

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

     Each one- and two-bedroom suite at VCA-South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa as well as color television with premium movie channels. Common areas at the resort include the Stadium Sports Lounge, which offers a variety of food and beverages and features a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children's playground, billiards room, putting green, library, gift shop, business center and special events facilities. The Company intends VCA-South Bend to serve as a prototype, subject to modifications and improvements, for the expansion of the Company's Varsity Clubs concept to other suitable locations, with additional modifications made as appropriate to suit local tastes and preferences. VCA-South Bend is an II Five-Star resort.

     As of December 31, 2001, this resort contained 3,224 one-week Vacation Ownership Interests, of which 507 were available for sale (excluding 695 Vacation Ownership Interests owned by Premiere Vacation Club). Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests). The Company is currently evaluating the possibility of such expansion during the next 24 months.

     VCA-TUCSON. The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA-Tucson offers 60 units, consisting of studio, one- and two-bedroom suites. This resort has an on-site sales office.

     VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes. Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels. Amenities at this resort include a Sports Lounge designed similar to that at VCA-South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, putting green, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children's playground, bocce ball court, business center and special events facilities. VCA-Tucson is an II Five-Star resort.

     At December 31, 2001, this resort contained 3,120 one-week Vacation Ownership Interests, of which 521 were available for sale (excluding 2,275 Vacation Ownership Interests owned by Premiere Vacation Club).

     SEA OF CORTEZ PREMIERE VACATION CLUB

     Sea of Cortez Premiere Vacation Club is an ocean front property on the Sea of Cortez in San Carlos, Sonora, Mexico. The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one- and two- bedroom units in the Sea of Cortez Premiere Vacation Club. The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement. The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date. The Company markets such Vacation Ownership Interests exclusively through Premiere Vacation Club.

     Sea of Cortez Premiere Vacation Club was completed in July 2001. Each unit has an ocean view. The Premiere Vacation Club has a swimming pool, outdoor restaurant and lounge, volleyball court and beach access, a separate living area, bedroom(s), full kitchen and balcony or patio. Amenities of the adjacent San Carlos Plaza Resort are also available to Premiere Vacation Club owners. Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, several lounges, gift shops and water sports equipment.

     During 1999, the Company annexed the 1,500 San Carlos Vacation Ownership Interests into Premiere Vacation Club. Sea of Cortez Premiere Vacation Club is an II Five Star resort. This resort has a small on-site sales office and offers Vacation Ownership Interests in Premiere Vacation Club.

     THE CARRIAGE HOUSE

     In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada. These weeks were annexed into Premiere Vacation Club. The Company continues to acquire additional Vacation Ownership Interests that it plans to annex into Premiere Vacation Club in the future.

     The Carriage House is a non-gaming suite hotel located one block off the "Strip" in Las Vegas. The property contains a heated pool, whirlpool, tennis court and basketball court. The Carriage House is both an II and RCI resort. The Company is currently planning to open a Joey Bistro restaurant on the top floor of the hotel. The Company operates a small on-site Carriage House sales operation which markets to owners, exchange guests and other guests of the hotel.

     PREMIERE VACATION CLUB

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club. During 1999 and 2001, the Company annexed additional units and as of December 31, 2001, Premiere Vacation Club included a total of 11,000 Vacation Ownership Interests. The 11,000 Vacation Ownership Interests annexed into the Club consist of 2,381 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in the Inn at Los Abrigados, 2,490 Vacation Ownership Interests in Kohl's Ranch Lodge, 691 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 695 Vacation Ownership Interests in VCA-South Bend, 2,275 Vacation Ownership Interests in VCA-Tucson, 103 Vacation Ownership Interests in the Roundhouse Resort and 600 Vacation Ownership Interests in the Carriage House.

     At December 31, 2001, 5,065 of the 11,000 Premiere Vacation Club Vacation Ownership Interests were available for sale. Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company's sales offices.

     ADDITIONAL INTERESTS

     In addition to the ILX Resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 2001, the Company owned, in addition to the 103 Vacation Ownership Interests in the Roundhouse Resort that have been annexed into Premiere Vacation Club as disclosed above, an additional 55 deeded Vacation Ownership Interests in the Roundhouse Resort, which it intends to annex into Premiere Vacation Club in the future; in addition to the 600 Vacation Ownership Interests that have been annexed into Premiere Vacation Club as disclosed above, an additional 210 Vacation Ownership Interests in the Carriage House, which it intends to annex into Premiere Vacation Club in the future; and eleven deeded Vacation Ownership Interests in the Ventura Resort in Boca Raton, Florida, six deeded Vacation Ownership Interests in a resort in Palm Springs, California and one to two Vacation Ownership Interests in each of a number of additional resorts that it holds for resale.

     PHOENIX SALES OFFICE

     On May 31, 2001, the Company closed its offsite sales office in Phoenix, Arizona. While off-site sales operations typically operate at lower closing rates than on-site sales offices at which the touring guests take part in the resort experience, an off-site sales office located proximate to a customer base can provide more convenient access and therefore a broader audience as well as a lower per tour cost. The cost effectiveness of tour generation to the Phoenix office did not justify the lower efficiencies of this off-site sales office.

     SEDONA STATION

     In December 2000, the Company acquired the Sedona Station, a recently constructed 5,200 square foot art gallery, situated immediately adjacent to the entrance of Los Abrigados Resort & Spa in Sedona, Arizona. In January 2001, the Company completed renovation of Sedona Station into a sales center. The acquisition and conversion of this property enabled the Company to both increase the size of the Sedona sales operation and to construct additional lodging units at Los Abrigados Resort in the space previously utilized for the Sedona sales center. Such units are expected to be completed in 2002.

     LAS VEGAS LEASEHOLD INTEREST

     In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada-Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop a property, to be known as Premiere Park, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which contains a vacation ownership sales office operated by the Company, provides club facilities for the UNLV golf team, and the remainder is projected for a golf related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44 acre site, to be built by tenants to specifications approved by the Company.

     OPERATING STRATEGIES

     The  Company's   operating   strategy  seeks  to  emphasize  the  following
characteristics, which management believes provide ILX with certain competitive advantages within the vacation ownership industry.

     FLEXIBLE VACATION OWNERSHIP INTEREST PURCHASE OPTIONS. The Company believes the flexibility associated with its inventory of Vacation Ownership Interests provides a uniquely appealing opportunity for ILX owners. Unlike many of the Company's competitors, substantially all of the Company's inventory of Vacation Ownership Interests at the ILX Resorts are intended to be used on dates specified from time to time by the ILX owner within a broad range of available dates and not fixed at the time of purchase. Purchasers of a Vacation Ownership Interest in the Company's proprietary branded Premiere Vacation Club are entitled to use their Vacation Ownership Interest at any resort in Premiere Vacation Club or may split up their Vacation Ownership Interest according to the owner's needs and preferences and it may be used at any number of participating resorts, as well as thousands of other resorts through the domestic and international exchange programs in which ILX owners participate. In addition, Vacation Ownership Interests at Varsity Clubs may be purchased for highly desirable single-day uses, a collection of single days (such as designated days during an entire football or other sports season) or other packages suited to meet each ILX owner's preferences.

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

     CONVENIENT ACCESS RESORTS. The Company's CARs are typically located within a two-hour drive of an ILX owner's principal residence, which accommodates a demand for more frequent and convenient "short-stay" vacations without the costs and difficulties of air travel. This proximity also facilitates marketing of the Company's Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at any of the Company's properties included in Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network. In addition to the use of their Vacation Ownership Interest, ILX owners are also entitled to unlimited day-use of the offered amenities and discounted food, beverage and other services at their individual ILX Resort or, in the case of Premiere Vacation Club members, at any ILX Resort included in Premiere Vacation Club, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

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

PREMIERE VACATION CLUB

     Sales of Vacation Ownership Interests in Premiere Vacation Club commenced in June 1998. Purchasers are offered deeded membership interests that provide rights to accomodations which may be used each use year in their entirety at one time or may be divided into shorter stays at one or a variety of the Company's resorts or may be exchanged through a participating exchange network. The Company's Premiere Vacation Club emphasizes CARs (i) that facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX Resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) that facilitate flexible use options. The Company believes that its proprietary branded Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX Resorts. In addition, membership interests in Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX Resort. The Company also markets membership interests in its Premiere Vacation Club to existing ILX owners, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

     Initially, the Company's Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX Resorts. New resorts are expected to be added through the Company's pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico and 600 Vacation Ownership Interests in the Carriage House in Las Vegas. By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club. With its existing and planned resorts in Arizona, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets to support the initial introduction of the Premiere Vacation Club concept. The Company believes that the geographic and cultural diversity of Arizona make that state particularly appropriate for this expansion. Thereafter, the Company intends to develop networks of CARs proximate to other major metropolitan areas in the western United States. In January 2002, the Company opened a sales office in Las Vegas to market Premiere Vacation Club to both tourists and local residents of Las Vegas. Further capitalizing on the flexibility of Premiere Vacation Club, in 1999, the Company entered into an agreement with a Scottsdale, Arizona resort whereby Maricopa County-based Premiere Vacation Club members may utilize the resort's facilities on a day use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club.

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

     The first Varsity Clubs facility was completed in August 1995, and is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 2001, 507 one-week intervals were available for sale (excluding 695 Vacation Ownership Interests owned by Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests). To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

     The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Clubs was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals. At December 31, 2001, 521 one-week intervals were available for sale (excluding 2,275 Vacation Ownership Interests owned by Premiere Vacation Club). VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 750,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 180,000 people. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. The VCA-Tucson on-site sales office offers customers both Premiere Vacation Club and VCA-Tucson Vacation Ownership Interests. Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, as well as a variety of additional benefits.

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

     MARKETING.  The Company's marketing activities are devoted primarily toward
(i) hotel guests at the ILX Resorts, (ii) RCI and II exchange program participants staying at the ILX Resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX Resorts and in the metropolitan areas within driving distances of the ILX Resorts and (iv) telemarketing, electronic and other contact with residents of metropolitan areas within driving distance of the ILX Resorts. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its five sales offices located at ILX Resorts and beginning in January 2002, from an offsite sales office in Las Vegas, Nevada. For its on-site sales offices, as well as its Las Vegas office, the Company primarily targets customers who live within driving distance of the ILX Resort or who are vacationing at or near the ILX Resort. This practice allows the Company to invite potential purchasers to experience the ILX Resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX Resort and/or a greater likelihood to take vacations. The Company also targets local residents to its Las Vegas offsite sales office by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation. The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX Resorts to their homes, and because of their interest in travel.

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

     SALES. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 100 employees at December 31, 2001, including approximately 66 sales agents at the sales offices located at selected ILX Resorts. Prospective first-time purchasers at the ILX Resorts sales office participate in a tour of the facilities as well as its related amenities, guided by a salesperson. In the Las Vegas offsite sales office, the "tour" of the facilities consists of a photo tour of the ILX Resorts and viewing of a video on vacation ownership. This sales office will also contain a model unit beginning in the second half of 2002. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history, and may include verification of employment. The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

     In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners. Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered by the ILX Resorts. Sales to ILX owners accounted for 10.7% of Vacation Ownership Interest sales by the Company during 2001. During 2000 and 1999, sales to ILX owners accounted for 10.6% and 9.2% of the Company's total sales, respectively.

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

CUSTOMER FINANCING

     The Company currently provides financing for approximately 80% to 85% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment. The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 15.9% to 17.9% per annum. The Company also offers reduced rates of interest on shorter financing terms and with a 50% down payment requirement. At December 31, 2001, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $31.1 million, of which $24.3 million were serviced by an outside vendor and had a weighted average yield of 15.34% per annum, which compared favorably to the Company's weighted average cost of borrowings for such Customer Notes of 6.28% per annum.

     The Company believes that providing available financing is essential to the successful sales and marketing of its Vacation Ownership Interest inventory. However, the Company seeks to minimize the risks associated with its financing activities by emphasizing the credit pre-approval process. In addition, the Company expends significant resources negotiating alternative repayment programs for past due accounts, so as to minimize its actual losses. Collection activities with respect to Customer Notes that the Company has hypothecated are managed internally and serviced by a third party on behalf of the lenders and the Company. In addition, the Company utilizes third party collection agencies for difficult accounts.

     Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2001, the Company retained Customer Notes in an aggregate principal amount of $31.1 million as compared to $7.9 million at December 31, 1995.

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

     At December 31, 2001, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2001, $21.9 million of the $40 million commitment was available to the Company. In 2000, the Company had been informed that this financial institution was ceasing the portion of its activities that includes financing of Customer Notes. In 2002, the financial institution was purchased and it has since affirmed its intent to finance Customer Notes on an ongoing basis. The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral. This borrowing bears interest at prime plus 1.5%, has a draw period which expires in 2002, and a maturity date of 2007. At December 31, 2001, $12.4 million was available to the Company under this commitment. The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 1999, 2000 and 2001, the aggregate amount of these reserves was $3.3 million, $3.2 million and $3.5 million, respectively. During 1999 and 2000, the Company's actual write-offs exceeded the provision for doubtful accounts by $0.1 million. In 2001, the Company's provision for doubtful accounts exceeded actual write-offs by $0.3 million. The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as required for tax purposes. The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

OTHER OPERATIONS

     RESORT OPERATIONS. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX Resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX Resorts. During 2001, the Company received $17.6 million in net revenues from these operations, consisting of $11.6 million in room rental revenue, $4.1 million in food and beverage revenue and $1.9 million in other revenue. Of these amounts, Los Abrigados contributed $8.8 million, or 50% of the Company's total resort operations revenues in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX Resorts. Commencing in the second quarter of 1998, these products were marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line were implemented. Sedona Spa products have, and continue to be, utilized at the ILX Resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. SWI uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Pursuant to an agreement to provide SWI financing to fund working capital shortfalls through November 30, 2001, the Company had advanced SWI $108,000 as of December 31, 2001. On January 2, 2002 the Company entered into a General Bill Of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI in full satisfaction of this advance. The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets.

     LAND SALES. Since l993, the Company has also received revenues from the sale of primarily unimproved real property. These operations originated as a result of the Company's acquisition of its wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), in November 1993. The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations. Typically, the Company has sold these assets as subdivided lots or large unimproved parcels. The Company intends to sell substantially all of the remaining assets during the next twenty-four months, although there can be no assurance that it will be able to sell these assets at attractive prices, if at all, during this time. Following the sale of these assets, management does not expect to regularly engage in the sale of real property.

     RESALE OPERATIONS. In June 1998, the Company acquired a 51% interest and in June 2001, the 49% remaining minority interest, in Timeshare Resale Brokers, Inc. ("TRBI"), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale. The operation is based in Sedona, Arizona.

PARTICIPATION IN EXCHANGE NETWORKS

     The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the American Resort Development Association, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 89% of the Vacation Ownership Interests at the ILX Resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. ILX also offers certain interested purchasers enrollment in a cruise exchange program in which the customer may exchange his Vacation Ownership Interest for or receive discounts on cruises worldwide. Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations. In addition, ILX's Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

     The Vacation Ownership Interest industry historically has been highly fragmented and dominated by a very large number of local and regional resort developers and operators, each with limited portfolios. More recently, many of the world's most widely-recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide Inc. and Promus Hotel Corporation. In addition, other publicly traded companies such as Fairfield Communities, Inc., Silverleaf Resorts, Inc., Trendwest Resorts, Inc., and Bluegreen Corporation currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges in 2000 and 2001 resulting in their attempts to reorganize through either consolidation or bankruptcy. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

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

EMPLOYEES

     As of December 31, 2001, the Company had approximately 816 employees, of which approximately 661 were employed on a full-time basis (including approximately 155 employed on a full-time equivalent basis of 20 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions.

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

CORPORATE HEADQUARTERS

     The Company leased 5,444 square feet for its corporate offices in Phoenix, Arizona, under a lease that expired on January 31, 2002 and an additional 2,833 square feet in the same building which it utilized for its Phoenix offsite sales office until its closing in May 2001. Beginning February 1, 2002 the Company amended the lease to include 8,437 square feet of contiguous space for its corporate offices under a lease that expires on January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock. The information is as reported by the American Stock Exchange which listed the Common Stock of the Company on February 11, 1998. Prior to February 11, 1998, it had been traded on the Nasdaq SmallCap Market. As of December 31, 2001, the Common Stock was held by approximately 1,062 holders of record. No dividends on the Common Stock have been declared by the Company since inception and none are anticipated in the foreseeable future. Dividends on Common Stock are subordinate to dividends payable on the Company's Series A and Series C Preferred Stock.

                                                      COMMON STOCK
                                                    ----------------
                                                     HIGH       LOW
                                                     ----       ---
        YEAR ENDED DECEMBER 31, 2000
               First Quarter                        $2.38      $1.38
               Second Quarter                        2.44       1.50
               Third Quarter                         2.25       1.63
               Fourth Quarter                        2.13       1.63
        YEAR ENDED DECEMBER 31, 2001
               First Quarter                         3.65       1.81
               Second Quarter                        4.25       2.20
               Third Quarter                         8.25       3.80
               Fourth Quarter                        7.65       4.20

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated historical financial information set forth below for the five years ended December 31, 2001 has been derived from the consolidated financial statements of the Company, which have been restated to give effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998.

     The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           DECEMBER 31,
                                   -----------------------------------------------------------
                                    1997         1998         1999         2000        2001
                                   -------    ---------     --------     --------    ---------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                           $36,411      $36,858      $40,439      $43,053      $48,309
Net income                           1,668           62          703        1,533        2,032
Net income per share - basic           .60          .00          .16          .40          .62
Net income per share - diluted         .59          .00          .16          .39          .61
Total assets                        43,722       51,997       57,389       65,545       74,125
Notes payable                       22,051       23,002       28,121       33,851       41,619
Shareholders' equity                16,621       25,764       25,239       25,835       25,785

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-K, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES," "EXPECTS," "MAY," "SHOULD," AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

     ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX Resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns six resorts in Arizona, developable land adjacent to an existing resort in Arizona, one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico and 810 Vacation Ownership Interests in a resort in Las Vegas.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                                      YEAR ENDED DECEMBER 31,
                                                                   -----------------------------
                                                                    1999        2000        2001
                                                                   -----       -----       -----
     As a percentage of total timeshare revenues:
          Sales of Vacation Ownership Interests                     58.6%       60.8%       58.2%
          Resort operating revenue                                  33.0%       32.0%       36.3%
          Interest income                                            8.4%        7.2%        5.5%
                                                                   -----       -----       -----

          Total timeshare revenues                                 100.0%      100.0%      100.0%
                                                                   =====       =====       =====

     As a percentage of sales of Vacation Ownership Interests:
          Cost of Vacation Ownership Interests sold                 13.3%       14.6%       17.0%
          Sales and marketing                                       65.1%       56.3%       57.0%
          Provision for doubtful accounts                            3.4%        4.3%        4.4%
          Contribution margin percentage from sale of Vacation
              Ownership Interests (1)                               18.3%       24.8%       21.6%

     As a percentage of resort operating revenue:
          Cost of resort operations                                 93.7%       93.0%       83.4%

     As a percentage of total timeshare revenues:
          General and administrative                                10.8%       10.8%       10.3%
          Depreciation and amortization                              1.3%        1.4%        1.7%
          Timeshare operating income                                 9.0%       12.3%       12.1%

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1999         2000         2001
                                                                   -------      -------      -------
Selected operating data:
     Vacation Ownership Interests sold (2)(3)                        1,545        1,665        1,756
     Average sales price per Vacation Ownership Interest sold
         (excluding revenues from Upgrades) (2)                    $13,453      $13,859      $14,118
     Average sales price per Vacation Ownership Interest sold
         (including revenues from Upgrades) (2)                    $15,183      $15,411      $15,720

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,387, 2,575 and 2,692 biennial and annual Vacation Ownership Interests for the years ended December 31, 1999, 2000 and 2001, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 2001

     Sales of Vacation Ownership Interests increased 7.4% or $1.9 million in 2001 to $28.1 million from $26.2 million in 2000, reflecting an increase in sales from the Sedona sales office and increased Upgrades, net of a decrease in sales from the Kohl's Ranch, VCA-South Bend and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is a result of an increase in the number of tours from the marketing venues in Sedona. The decrease in sales from the Kohl's Ranch sales office reflects a reduction in the number of tours to this office. The reduced tour flow reflects primarily a reduction in the number of non-owner guests at the resort due to cessation of certain on-site activities. Non-owner visitors to the resort are offered the opportunity to attend a sales presentation either during their visit, or at a later date. The decrease in sales from the VCA-South Bend sales office reflects the reduction in the third quarter of 2000 from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tours provided by the major tour vendor to this office. Upgrade revenue increased 8.9% to $2.8 million in 2001 from $2.6 million in 2000, reflecting continuation of marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 1.9% to $14,118 in 2001 compared to $13,859 in 2000 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 2.0% to $15,720 in 2001 from $15,411 in 2000.

     The number of Vacation Ownership Interests sold increased 5.5% to 1,756 in 2001 from 1,665 in 2000. Sales of Vacation Ownership Interests in 2001 included 1,873 biennial Vacation Ownership Interests (counted as 936.5 annual Vacation Ownership Interests) and 819 annual Vacation Ownership Interests compared to 1,821 biennial Vacation Ownership Interests (counted as 910.5 annual Vacation Ownership Interests) and 754 annual Vacation Ownership Interests in 2000.

     Resort operating revenues increased 27.2% or $3.8 million from $13.8 million in 2000 to $17.6 million in 2001, largely reflecting the addition of resort inventory in late 2000, with the acquisition of the Bell Rock Inn and Los Abrigados Lodge in the fourth quarter of 2000 as well as the addition of twelve new cabins as Kohl's Ranch Lodge. The cost of resort operations increased at a lesser percentage than the increase in revenues with a 14.1% or $1.8 million increase to $14.6 million in 2001 from $12.8 million in 2000. Cost of resort operations as a percentage of resort operating revenue decreased to 83.4% in 2001 from 93.0% in 2000, as a result of increased revenue, including an increase in rates from vacation interval owners in 2001, increased occupancy, and improved operating efficiencies at Kohl's Ranch Lodge. Certain of these benefits are not expected to recur on a regular basis and cost of resort operation as a percentage of resort operating revenue is expected in the future to be comparable to prior years.

     Interest income decreased by 14.1% to $2.7 million in 2001 from $3.1 million in 2000, reflecting greater early pay-offs of Customer Notes in 2001 and a decrease in the percentage of Customer Notes sold, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased to 17.0% in 2001 from 14.6% in 2000, reflecting variations in product mix, an increase in cost of sales recognized on Upgrades, and improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 57.0% in 2001 compared to 56.3% in 2000, reflecting the net effect of a lower cost per tour offset by decreased closing rates at the Sedona sales office in 2001.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 4.4% of sales of Vacation Ownership Interests in 2001 from 4.3% in 2000, reflecting the Company's decision to increase the provision on new sales in the second quarter of 2000.

     General and administrative expenses increased 7.7% to $5.0 million in 2001 from $4.6 million in 2000, corresponding to revenue growth between years. General and administrative expenses decreased between years as a percentage of total timeshare revenues from 10.8% in 2000 to 10.3% in 2001.

     Interest expense decreased 4.0% from $2.7 million in 2000 to $2.6 million in 2001, reflecting the combined net effect of greater borrowings in 2001 and lower borrowing rates. During 2001, the Company continued to retain and borrow against, rather than sell, more of its Customer Notes. The Company borrows against such notes at variable rates tied to prime and, accordingly, during 2001 a greater percentage of the Company's indebtedness is at lower, variable rates and a lesser percentage at higher fixed rates than in prior years. The increase in Notes Payable at December 31, 2001 compared to December 31, 2000 includes the creation of $4,900,000 in indebtedness to acquire the leasehold interest in Las Vegas, Nevada, for which minimal interest was incurred during 2001.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 2000

     Sales of Vacation Ownership Interests increased 10.4% or $2.5 million in 2000 to $26.2 million from $23.7 million in 1999, reflecting an increase in sales from the Sedona sales office, addition of the Phoenix offsite sales office and increased Upgrades, net of a decrease in sales from both the VCA-South Bend and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is a result of an increase in the number of tours and an improved closing rate (sales as a percentage of tours). The decrease in sales from the VCA-South Bend sales office reflects the reduction in the third quarter of 1999 from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tour flow, in part as a result of reducing the operation from seven days to five days a week to gain certain operating efficiencies. Upgrade revenue increased 18.2% to $2.6 million in 2000 from $2.2 million in 1999, reflecting expansion of marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 3.0% to $13,859 in 2000 from $13,453 in 1999. The average sales price per Vacation Ownership Interest sold including Upgrades increased by a slightly lower rate between years to $15,411 in 2000 from $15,183 in 1999 in spite of the increase in Upgrade revenue, because of the greater number of sales (excluding Upgrades) in 2000.

     The number of Vacation Ownership Interests sold increased 7.8% to 1,665 in 2000 from 1,545 in 1999. Sales of Vacation Ownership Interests in 2000 included 1,821 biennial Vacation Ownership Interests (counted as 910.5 annual Vacation Ownership Interests) and 754 annual Vacation Ownership Interests compared to 1,685 biennial Vacation Ownership Interests (counted as 843 annual Vacation Ownership Interests) and 702 annual Vacation Ownership Interests in 1999.

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

     The fluctuations in cash provided by financing activities from $3.7 million in 1999 and $0.4 million in 2001 to cash used in financing activities of $0.1 million in 2000, reflect increased net borrowings on notes payable related to construction costs in Las Vegas, Nevada and the financing of the Sedona Station in 2001, net of the increase in treasury stock purchases during 2001 as compared to 2000 and 1999. In addition, 1999 net cash provided by financing activities reflects greater borrowings against retained Customer Notes receivable , net of repayment of indebtedness with a portion of the proceeds of the offering.

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

     At December 31, 2001, the Company, excluding its Genesis subsidiary, had net operating loss ("NOL") carryforwards of approximately $5.2 million, which expire in 2002 through 2020. At December 31, 2001, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 1999, 2000 and 2001 was $5.3 million, $6.6 million and $5.9 million, respectively. The decrease in cash used in investing activities in 2001 reflects the cash portion of the purchase of the Bell Rock Inn and of Sedona Station in 2000.

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. Cash provided by operating activities was $6.4 million in 2001 as compared to $6.2 million in 2000 and as compared to $1.3 million in 1999. The increased cash provided by operating activities in 2000 and 2001 reflects greater net income, and the greater associated deferred income taxes and provision for doubtful accounts. Variations between years also reflect that during 1999, the Company advanced funds toward the cost of construction of the San Carlos Vacation Ownership Interests, a portion of which was repaid to the Company during 2000 and 2001. The increase in other assets in 2001 was due to the cost incurred to acquire the leasehold interest in Las Vegas, Nevada which will be amortized over the life of the lease. The decrease in accrued and other liabilities was due to timing differences in collection of receivables from the ILX Resorts Homeowner Associations. The decrease in resort property held for vacation ownership interest sales reflects the increase in sales of vacation ownership interests over 2000.

     Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 1999, the Company declared, and funded in cash, contributions of $250,000 to the ESOP. In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which was secured by the Company's stock purchased with the funds and guaranteed by the Company. During 2000 and 2001, the Company contributed $250,000 each year to the ESOP and such funds were used by the ESOP to repay the line of credit.

     During 1999, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market and during 2000, the Company issued to the ESOP 100,000 shares of restricted common stock. During the year ended December 31, 2001, the Company issued 20,000 shares of restricted common stock to the ESOP. At December 31, 2000, 257,400 of the shares owned by the ESOP and purchased with borrowed funds remained collateral for the $250,000 principal outstanding on the ESOP line of credit. These shares had not been released to participant accounts, although 128,700 of these shares were committed to be released at that date and were released in early 2001. At December 31, 2000, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation. At December 31, 2001, all previously unallocated shares have been released to participant accounts.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At December 31, 2001, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At December 31, 2001, $21.9 million of the $40 million commitment was available to the Company.

     The Company also has a financing commitment aggregating $30.0 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2002. At December 31, 2001, approximately $12.4 million is available under this commitment.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty Vacation Ownership Interests for the price of $500,000. The Vacation Ownership Interests consist of four ILX Premiere Vacation Club Platinum memberships, fifty ILX Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a Note payable to affiliates. The agreement also modified the terms of a previously existing Note payable to a related affiliate. As of December 31, 2001, the balance on this note is $300,000.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001 at an interest rate of prime plus 3%, with interest payable monthly, and a maturity date of December 31, 2001. Pursuant to the agreement, the Company had advanced SWI $108,000 as of December 31, 2001. On January 2, 2002, the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for the Sedona Vacation Club, the owners' association of the members who own Vacation Ownership Interests in Los Abrigados. Sedona Vacation Club used the proceeds for renovations at Los Abrigados and is repaying the principal and interest from collections it receives from a special assessment of its owners for this purpose and from current and future year owner reserve payments. The line of credit bears interest at prime plus 2.5% and is due through 2002. As of December 31, 2001, approximately $248,000 was outstanding on this line.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. In 2001, the note was modified and the Company borrowed an additional $500,000 for the same purpose. The note payable bears interest at 12% and is due through 2004. At December 31, 2001, approximately $714,000 was outstanding on the note. During 2001, the Company purchased 543,200 shares of its Common Stock for $2,379,428.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2002, the Company borrowed $808,000, which is secured by the property and bears interest at a fixed rate of 8.625%. The debt is payable in equal monthly payments of principal and interest over a ten-year term, ending April 2011.

     In December 2000, the Company acquired the Bell Rock Inn in the Village of Oak Creek, Arizona, for a purchase price of $4,972,997, including assumption of the existing mortgage balance of $4,472,997. The mortgage bears interest at 7.49%, and is payable in equal monthly payments of principal and interest through 2023.

     In January 2001, the Company refinanced the construction note payable on VCA-Tucson. In August 2001, the note was amended to provide for the borrowing of an additional $1,000,000. The terms include extension of the maturity date to June 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $134,000 minimum monthly principal payment.

     In October 2001, the Company amended an outstanding construction loan to secure an additional $5.2 million in construction financing for current and planned projects.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  CONSOLIDATED FINANCIAL STATEMENTS              PAGE OR METHOD OF FILING
         ---------------------------------              ------------------------

         (i)  Report of Hansen, Barnett & Maxwell,      Page F-2
              a professional corporation

         (ii) Consolidated Financial Statements and     Pages F-3 through F-21
              Notes to Consolidated Statements of
              the Registrant, including Consolidated
              Balance Sheets as of December 31,
              2001 and 2000 and Consolidated
              Statements of Operations,
              Shareholders' Equity and Cash
              Flows for each of the three years
              ended December 31, 2001, 2000
              and 1999.

(a) (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)  EXHIBITS

         The Exhibit Index attached to this report is hereby incorporated by reference.

(b)      REPORTS ON FORM 8-K

         None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

                                          ILX Resorts Incorporated,
                                          an Arizona corporation
                                          (Registrant)


                                          By: /s/ Joseph P. Martori
                                              ----------------------------------
                                              Joseph P. Martori
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURES                       TITLE                        DATE
        ----------                       -----                        ----

/s/ Joseph P. Martori           Chairman of the Board and         March 29, 2002
---------------------------     Chief Executive Officer
Joseph P. Martori               (principal executive officer)


/s/ Nancy J. Stone              President, Chief Operating        March 29, 2002
---------------------------     Officer and Director
Nancy J. Stone


/s/ Margaret M. Eardley         Executive Vice President and      March 29, 2002
---------------------------     Chief Financial Officer
Margaret M. Eardley             (principal financial officer)


/s/ Taryn L. Chmielewski        Vice President and Chief          March 29, 2002
---------------------------     Accounting Officer
Taryn L. Chmielewski


/s/ Edward S. Zielinski         Executive Vice President and      March 29, 2002
---------------------------     Director
Edward S. Zielinski


/s/ Joseph P. Martori, II       Senior Vice President and         March 29, 2002
---------------------------     Director
Joseph P. Martori, II


/s/ Steven R. Chanen            Director                          March 29, 2002
---------------------------
Steven R. Chanen


/s/ James W. Myers              Director                          March 29, 2002
---------------------------
James W. Myers

/s/ Patrick J. McGroder III     Director                          March 29, 2002
---------------------------
Patrick J. McGroder III

/s/ Steven A. White             Director                          March 29, 2002
---------------------------
Steven A. White

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Certified Public Accountants                          F-2
Financial Statements:
  Consolidated  Balance  Sheets at December 31, 2000 and 2001               F-3
  Consolidated Statements of Operations for the years ended
    December 31, 1999, 2000 and 2001                                        F-4
  Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1999, 2000 and 2001                                  F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 2000 and 2001                                        F-6
  Notes to Consolidated Financial Statements                                F-7

                    [LETTERHEAD OF HANSEN, BARNETT & MAXWELL]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the Company) as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                         HANSEN, BARNETT & MAXWELL


Salt Lake City, Utah
February 15, 2002

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            2000            2001
                                                                        ------------    ------------
Cash and cash equivalents                                               $  2,518,122    $  3,548,058
Notes receivable, net (Notes 2 and 8)                                     26,619,853      30,365,225
Resort property held for Vacation Ownership Interest sales
  (Notes 2, 3, 8 and 16)                                                  21,663,793      20,270,872
Resort property under development                                          5,263,737       5,116,227
Land held for sale                                                         1,667,298         830,686
Deferred assets (Note 5)                                                     170,440         131,794
Property and equipment, net (Notes 6, 8 and 16)                            5,141,378       6,189,082
Other assets                                                               2,500,155       7,672,891
                                                                        ------------    ------------
          TOTAL ASSETS                                                  $ 65,544,776    $ 74,124,835
                                                                        ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                                      $  1,220,787    $  1,488,456
  Accrued and other liabilities                                            3,126,940       2,354,911
  Income taxes payable (Note 7)                                                   --         689,923
  Due to affiliates (Note 9)                                                      --          24,022
  Notes payable (Note 8)                                                  32,851,068      40,619,303
  Notes payable to affiliates (Notes 9 and 16)                             1,000,000       1,000,000
  Deferred income taxes (Note 7)                                           1,510,535       2,163,207
                                                                        ------------    ------------

     Total liabilities                                                    39,709,330      48,339,822
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 11 and 18)

SHAREHOLDERS' EQUITY (Notes 12, 13 and 14):
  Preferred stock, $10 par value; 10,000,000 shares authorized;
    291,553 and 284,816 shares issued and outstanding;
    liquidation preference of $2,915,530 and $2,848,160                    1,138,566       1,117,025
  Common stock,  no par value; 30,000,000 shares authorized;
    4,105,192 and 4,132,702 shares issued (Note 1)                        18,333,333      18,405,576
  Treasury stock, at cost, 657,500 and 1,200,700 shares, respectively     (1,308,655)     (3,688,083)
  Additional paid in capital                                                 225,742         269,869
  Guaranteed ESOP obligation (Note 13)                                      (250,000)             --
  Retained earnings                                                        7,696,460       9,680,626
                                                                        ------------    ------------
     Total shareholders' equity                                           25,835,446      25,785,013
                                                                        ------------    ------------
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                                         $ 65,544,776    $ 74,124,835
                                                                        ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999            2000            2001
                                                    ------------    ------------    ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests             $ 23,708,616    $ 26,169,022    $ 28,105,558
  Resort operating revenue                            13,350,658      13,797,418      17,550,095
  Interest income                                      3,379,626       3,087,403       2,652,868
                                                    ------------    ------------    ------------
       Total timeshare revenues                       40,438,900      43,053,843      48,308,521
                                                    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership
     Interests sold                                    3,148,840       3,810,323       4,788,270
  Cost of resort operations                           12,512,259      12,825,576      14,639,246
  Sales and marketing                                 15,431,476      14,741,036      16,027,410
  General and administrative                           4,381,522       4,630,201       4,985,957
  Provision for doubtful accounts                        796,548       1,116,813       1,230,974
  Depreciation and amortization                          532,114         614,882         813,565
                                                    ------------    ------------    ------------
       Total cost of sales and
          operating expenses                          36,802,759      37,738,831      42,485,422
                                                    ------------    ------------    ------------
Timeshare operating income                             3,636,141       5,315,012       5,823,099
Income from land and other, net                          403,676           6,340         136,140
                                                    ------------    ------------    ------------
Total operating income                                 4,039,817       5,321,352       5,959,239
Interest expense (Notes 8 and 9)                      (2,836,049)     (2,692,516)     (2,585,030)
                                                    ------------    ------------    ------------
Income before income taxes and minority interests      1,203,768       2,628,836       3,374,209
Income tax expense (Note 7)                             (473,570)     (1,025,176)     (1,342,595)
                                                    ------------    ------------    ------------
Income before minority interests                         730,198       1,603,660       2,031,614
Minority interests (Note 10)                             (27,049)        (70,422)             --
                                                    ------------    ------------    ------------
NET INCOME                                          $    703,149    $  1,533,238    $  2,031,614
                                                    ============    ============    ============
NET INCOME PER SHARE (Notes 1 and 4):
  Basic                                             $       0.16    $       0.40    $       0.62
                                                    ============    ============    ============
  Diluted                                           $       0.16    $       0.39    $       0.61
                                                    ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                PREFERRED STOCK              COMMON STOCK                 TREASURY STOCK
                                            -----------------------    --------------------------    -------------------------
                                             SHARES        AMOUNT        SHARES         AMOUNT         SHARES        AMOUNT
                                            --------    -----------    ----------    ------------    ----------    -----------
BALANCES, DECEMBER 31, 1998                  380,468    $ 1,384,891     4,332,533    $ 19,818,183      (339,640)   $(1,273,843)
Net income
Issuance of common stock                                                   89,850          94,926
Exchange of preferred stock for
   common stock                              (74,490)      (205,592)       24,830         205,592
Payment of dividends
Acquisition of treasury shares                                                                         (186,400)      (368,383)
Retirement of outstanding treasury shares                                (526,040)     (1,642,226)      526,040      1,642,226
Distribution of Sedona Worldwide
  Incorporated                                                                           (406,635)
Guaranteed ESOP obligation
                                            --------    -----------    ----------    ------------    ----------    -----------
BALANCES, DECEMBER 31, 1999                  305,978      1,179,298     3,921,173      18,069,840
Net income
Issuance of common stock                                                   71,600          64,066
Contribution of common stock to
   ESOP Plan                                                              100,000         146,094
Issuance of cumulation shares for
   dividend arrearage                                                       7,653          13,871
Exchange of preferred stock for
   common stock                              (14,298)       (39,462)        4,766          39,462
Exchange of preferred stock for
   lodging certificates                         (127)        (1,270)
Acquisition of treasury shares                                                                         (657,500)    (1,308,655)
Payment of dividends
Reduction in guaranteed ESOP contribution
Cost of ESOP shares released
                                            --------    -----------    ----------    ------------    ----------    -----------
BALANCES, DECEMBER 31, 2000                  291,553      1,138,566     4,105,192      18,333,333      (657,500)    (1,308,655)
Net income
Issuance of common stock                                                    4,100           4,210
Contribution of common stock to
   ESOP and Profit Sharing Plans                                           21,300          50,562
Exchange of preferred stock for
   common stock                               (6,330)       (17,471)        2,110          17,471
Exchange of preferred stock for
   lodging certificates                         (407)        (4,070)
Acquisition of treasury shares                                                                         (543,200)    (2,379,428)
Payment of dividends
Reduction in guaranteed ESOP contribution
Cost of ESOP shares released
                                            --------    -----------    ----------    ------------    ----------    -----------
BALANCES, DECEMBER 31, 2001                  284,816      1,117,025     4,132,702      18,405,576    (1,200,700)    (3,688,083)
                                            ========    ===========    ==========    ============    ==========    ===========


                                            ADDITIONAL    GUARANTEED
                                             PAID IN         ESOP       RETAINED
                                             CAPITAL      OBLIGATION    EARNINGS         TOTAL
                                            ----------    ---------    -----------    ------------
BALANCES, DECEMBER 31, 1998                    279,450    $      --    $ 5,555,639    $ 25,764,320
Net income                                                                 703,149         703,149
Issuance of common stock                                                                    94,926
Exchange of preferred stock for
   common stock
Payment of dividends                                                       (48,207)        (48,207)
Acquisition of treasury shares                                                            (368,383)
Retirement of outstanding treasury shares
Distribution of Sedona Worldwide
  Incorporated                                                                            (406,635)
Guaranteed ESOP obligation                                 (500,000)                      (500,000)
                                            ----------    ---------    -----------    ------------
BALANCES, DECEMBER 31, 1999                    279,450     (500,000)     6,210,581      25,239,169
Net income                                                               1,533,238       1,533,238
Issuance of common stock                                                                    64,066
Contribution of common stock to
   ESOP Plan                                                                               146,094
Issuance of cumulation shares for
   dividend arrearage                          (13,871)
Exchange of preferred stock for
   common stock
Exchange of preferred stock for
   lodging certificates                          1,025                                        (245)
Acquisition of treasury shares                                                          (1,308,655)
Payment of dividends                                                       (47,359)        (47,359)
Reduction in guaranteed ESOP contribution                   250,000                        250,000
Cost of ESOP shares released                   (40,862)                                    (40,862)
                                            ----------    ---------    -----------    ------------
BALANCES, DECEMBER 31, 2000                    225,742     (250,000)     7,696,460      25,835,446
Net income                                                               2,031,614       2,031,614
Issuance of common stock                                                                     4,210
Contribution of common stock to
   ESOP and Profit Sharing Plans                                                            50,562
Exchange of preferred stock for
   common stock                                                                                  0
Exchange of preferred stock for
   lodging certificates                          3,265                                        (805)
Acquisition of treasury shares                                                          (2,379,428)
Payment of dividends                                                       (47,448)        (47,448)
Reduction in guaranteed ESOP contribution                   250,000                        250,000
Cost of ESOP shares released                    40,862                                      40,862
                                            ----------    ---------    -----------    ------------
BALANCES, DECEMBER 31, 2001                    269,869            0      9,680,626      25,785,013
                                            ==========    =========    ===========    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        1999            2000            2001
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $    703,149    $  1,533,238    $  2,031,614
  Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on the sale of property                                             --              --         (88,947)
     Undistributed minority interest                                      27,049         (23,778)             --
     Income tax expense                                                  473,570       1,025,176       1,342,595
     Provision for doubtful accounts                                     796,548       1,116,813       1,230,974
     Depreciation and amortization                                       532,114         614,882         813,565
     Amortization of guarantee fees                                        6,700           1,750          38,646
     Contribution of common stock to ESOP and Profit
       Sharing Plans                                                          --         146,094          50,562
     Common stock issued to employees for services                        94,926          64,066           4,210
     Change in assets and liabilities:
         Decrease (increase) in resort property held for Vacation
           Ownership Interest sales                                     (408,650)         79,082       1,392,921
         Decrease in resort property under development                   139,147          92,345         147,510
         Increase in land held for sale                                   (2,874)        (70,539)        (76,356)
         (Increase) decrease in other assets                          (1,624,447)        607,702        (489,141)
         Increase (decrease) in accounts payable                        (263,072)        297,771         267,669
         (Decrease) increase in accrued and other liabilities            864,788         766,107        (245,057)
         Increase (decrease) in due to affiliates                        (10,131)        (26,282)         24,022
                                                                    ------------    ------------    ------------
Net cash provided by operating activities                              1,328,817       6,224,427       6,444,787
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable, net                                               (4,382,535)     (4,591,283)     (4,305,957)
  Decrease (increase) in deferred assets                                 (94,792)         55,743              --
  Purchases of property and equipment, net                              (779,670)     (2,042,995)     (1,549,448)
                                                                    ------------    ------------    ------------
Net cash used in investing activities                                 (5,256,997)     (6,578,535)     (5,855,405)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                         17,544,988      16,994,924      21,993,373
  Principal payments on notes payable                                (13,131,485)    (15,637,800)    (19,125,138)
  Principal payments on notes payable to affiliates                     (294,078)       (100,000)             --
  Acquisition of treasury stock and other                               (368,383)     (1,308,900)     (2,380,233)
  Preferred stock dividend payments                                      (48,207)        (47,359)        (47,448)
                                                                    ------------    ------------    ------------
Net cash (used in) provided by financing activities                    3,702,835         (99,135)        440,554
                                                                    ------------    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (225,345)       (453,243)      1,029,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         3,196,710       2,971,365       2,518,122
                                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  2,971,365    $  2,518,122    $  3,548,058
                                                                    ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued or assumed to purchase assets or
    minority interest                                                    500,000       4,472,997       4,900,000
  Notes payable to acquire shares for ESOP                               500,000              --              --

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

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado, Florida, Indiana, Nevada and Mexico. Until December 31, 1999, the Company's operations also included marketing of skin and hair care products through its then majority owned subsidiary Sedona Worldwide Incorporated ("SWI"). This activity was not considered significant to resort operations (Note 11).

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

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2001, the Company does not consider any of its long-lived assets to be impaired.

SEGMENT REPORTING

     The Company has a single segment in the timeshare resort industry. Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. At December 31, 2001 and 2000, the Company had cash in excess of federally insured limits. The following summarizes interest paid and capitalized interest to resort property under development:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          1999           2000             2001
                                        ----------     ----------     ----------
     Interest paid                      $2,830,000     $2,726,000     $2,563,000
     Capitalized interest                       --         86,000             --

ACCOUNTING MATTERS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard also provides specific guidance for accounting for derivatives designated as hedging instruments. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133" ("SFAS No. 137"), which delayed the effective date of SFAS No. 133 for the Company until 2001. There were no derivative instruments or hedging activities in the years ended December 31, 1999, 2000, or 2001.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     The financial statements for prior periods have been reclassified to be consistent with the current period financial statement presentation. These reclassifications had no effect on net income.

NOTE 2. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       2000            2001
                                                   ------------    ------------
     Vacation Ownership Interest notes receivable  $ 26,567,543    $ 31,105,657
     Holdbacks by financial institutions              3,153,871       2,119,652
     Other receivables                                  121,950         673,399
     Allowance for possible credit losses            (3,223,511)     (3,533,483)
                                                   ------------    ------------
                                                   $ 26,619,853    $ 30,365,225
                                                   ============    ============

     Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13% to 17.9% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

     At December 31, 2001, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2001, $21.9 million of the $40 million commitment was available to the Company.

     The Company also has a financing commitment aggregating $30.0 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 1.5%. The $30 million commitment expires in 2002. At December 31, 2001, approximately $12.4 million is available under this commitment.

     At December 31, 2000 and 2001, the Company had approximately $18 million and $11 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Varsity Clubs of America-South Bend ("VCA-South Bend") and Varsity Clubs of America-Tucson ("VCA-Tucson").

     For the twelve months ended December 31, 1999, 2000 and 2001, the Company sold with recourse approximately $8 million, $10 million and $2 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years. The Company elected to hypothecate, rather than sell with recourse, the majority of its Customer Notes during 2001 because of uncertainty regarding the ability and intent of the financial institution which purchases such Customer Notes.

     At December 31, 2001, notes receivable in the amount of approximately $242,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 12).

     The following summarizes activity in the allowance for possible credit losses:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                          1999           2000           2001
                                      -----------    -----------    -----------
     Beginning balance                $ 3,474,318    $ 3,332,550    $ 3,223,511
     Provision for doubtful accounts      796,548      1,116,813      1,230,974
     Amounts written off                 (938,316)    (1,225,852)      (921,002)
                                      -----------    -----------    -----------
     Ending balance                   $ 3,332,550    $ 3,223,511    $ 3,533,483
                                      ===========    ===========    ===========

     The Company considers all notes receivable past due in excess of 90 days to be delinquent. Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company. During 1999, the Company deeded back in a bulk transaction Vacation Ownership Interests in Sedona Vacation Club of 146 delinquent owners. These accounts had become delinquent over a several year period. The Company subsequently annexed those recovered weeks to Premiere Vacation Club. At December 31, 2001, $7.9 million in principal or $5.7 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 17.6% and 12.8%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

     At December 31, 2000 and 2001, the above allowance includes $360,000 and $225,000 respectively, for notes sold with recourse.

NOTE 3. RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

     Resort property held for Vacation Ownership Interest sales consists of the following:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                       2000              2001
                                                   -----------       -----------
     Premiere Vacation Club                        $ 9,751,062       $13,165,636
     VCA-Tucson                                      3,526,100         1,682,189
     VCA-South Bend                                  2,346,190         2,374,229
     Golden Eagle Resort                             1,443,990         1,233,999
     Los Abrigados                                   1,170,430           385,353
     Roundhouse Resort                                 748,755           749,255
     Kohl's Ranch Lodge                              2,266,514           323,759
     The Inn at Los Abrigados                          365,167           310,867
     Other                                              45,585            45,585
                                                   -----------       -----------
                                                   $21,663,793       $20,270,872
                                                   ===========       ===========

     In January 1999, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1999 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club. During 1999 and 2001, the Company annexed additional units and as of December 31, 2001, Premiere Vacation Club included a total of 11,000 Vacation Ownership Interests. The 11,000 Vacation Ownership Interests annexed into the Club consisted of 2,381 Vacation Ownership Interests in Los Abrigados, 265 Vacation Ownership Interests in the Inn at Los Abrigados, 2,490 Vacation Ownership Interests in Kohl's Ranch Lodge, 691 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Treasures of the Sea of Cortez Beach Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 695 Vacation Ownership Interests in VCA-South Bend, 2,275 Vacation Ownership Interests in VCA-Tucson, 103 Vacation Ownership Interests in the Roundhouse Resort and 600 Vacation Ownership Interests in the Carriage House.

NOTE 4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1999           2000           2001
                                                               -----------    -----------    -----------
Net income                                                     $   703,149    $ 1,533,238    $ 2,031,614
Less: Series A preferred stock dividends                           (48,207)       (47,359)       (47,448)
                                                               -----------    -----------    -----------
Net income available to common stockholders - basic            $   654,942    $ 1,485,879    $ 1,984,166
                                                               ===========    ===========    ===========
Weighted average shares of common stock outstanding - basic      3,996,206      3,692,536      3,190,014
                                                               ===========    ===========    ===========
Basic net income per share                                     $      0.16    $      0.40    $      0.62
                                                               ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE
                                                                          YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                      1999           2000           2001
                                                               -----------    -----------    -----------
Net income                                                     $   703,149    $ 1,533,238    $ 2,031,614
Less: Series A preferred stock dividends                           (48,207)       (47,359)       (47,448)
                                                               -----------    -----------    -----------
Net income available to common stockholders-- diluted              654,942      1,485,879      1,984,166
                                                               -----------    -----------    -----------
Weighted average shares of common stock outstanding              3,996,206      3,692,536      3,190,014
Add: Convertible preferred stock (Series B and Series C)
       dilutive effect                                              97,956         82,551         79,779
     Stock options dilutive effect                                      --             --          8,464
                                                               -----------    -----------    -----------
Weighted average shares of common stock outstanding --
  diluted                                                        4,094,162      3,775,087      3,278,257
                                                               ===========    ===========    ===========
Diluted net income per share                                   $      0.16    $      0.39    $      0.61
                                                               ===========    ===========    ===========

     Stock options to purchase 85,700 shares of common stock at prices ranging from $4.60 per share to $8.125 per share were outstanding at December 31, 2001 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2006.

     Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1999.

NOTE 5. DEFERRED ASSETS

     As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee, which is amortized to expense at the rate of $100 per Los Abrigados Vacation Ownership Interest sold. At December 31, 2000 and 2001, deferred assets included $145,785 and $107,139, respectively, of guarantee fees, net of accumulated amortization.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        2000            2001
                                                    -----------     -----------
Land                                                $   406,680     $   403,961
Buildings and improvements                            5,228,416       5,682,989
Leasehold improvements                                  136,602         304,136
Furniture and fixtures                                  787,522       1,385,341
Office equipment                                        436,839         636,156
Computer equipment                                      719,791         850,551
Vehicles                                                103,939         122,422
                                                    -----------     -----------
                                                      7,819,789       9,385,556
Accumulated depreciation                             (2,678,411)     (3,196,474)
                                                    -----------     -----------
                                                    $ 5,141,378     $ 6,189,082
                                                    ===========     ===========

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

NOTE 7. INCOME TAXES

     Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                        2000           2001
                                                                    -----------    -----------
Deferred Tax Assets:
   Nondeductible accruals for uncollectible receivables             $ 1,224,000    $ 1,341,000
   Tax basis in excess of book on resort property held for
     Vacation Ownership Interest sales                                  165,000        142,000
   Alternative minimum tax credit                                        56,000        746,000
   Net operating loss carryforwards                                   3,053,000      2,165,000
   Other                                                                139,000        173,000
                                                                    -----------    -----------
   Total deferred tax assets                                          4,637,000      4,567,000
                                                                    -----------    -----------

Deferred Tax Liabilities:
   Installment receivable gross profit deferred for tax purposes     (5,769,000)    (6,295,000)
   Tax depreciation in excess of book                                  (379,000)      (435,000)
                                                                    -----------    -----------
   Total deferred tax liabilities                                    (6,148,000)    (6,730,000)
                                                                    -----------    -----------
    Net deferred tax liability                                      $(1,511,000)   $(2,163,000)
                                                                    ===========    ===========

     The provision for income taxes consists of the following:

                                                           DECEMBER 31,
                                               ------------------------------------
                                                  1999         2000         2001
                                               ----------   ----------   ----------
     Current-federal alternative minimum tax   $       --   $       --   $  689,923
     Deferred                                     473,570    1,025,176      652,672
                                               ----------   ----------   ----------
     Total                                     $  473,570   $1,025,176   $1,342,595
                                               ==========   ==========   ==========

     A reconciliation of the income tax expense (benefit) and the amount that would be computed using statutory federal income tax rates is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1999            2000           2001
                                                ----------      ----------     ----------
Federal, computed on income before minority
  interest and income taxes                     $  409,281      $  869,854     $1,147,231
Minority interest                                   (9,197)             --             --
State, computed on income after minority
  interest and before income taxes                  39,724          97,117        128,085
Other                                               33,762          58,205         67,279
                                                ----------      ----------     ----------
Income tax expense                              $  473,570      $1,025,176     $1,342,595
                                                ==========      ==========     ==========

     The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes. Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests, until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company. Interest will be imposed, however, on the amount of tax attributable to the installment payments for the period beginning on the date of sale and ending on the date the related tax is paid. If the Company is otherwise not subject to tax in a particular year, no interest is imposed since the interest is based on the amount of tax paid in that year. The consolidated financial statements do not contain an accrual for any interest expense that would be paid on the deferred taxes related to the installment method. The amount of interest expense is not estimable as of December 31, 2001.

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

     During 2000, the Company reevaluated its valuation allowance and concluded that based on future revenues, all NOLs will be utilized before expiration.

     At December 31, 2001, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $5.2 million, which expire in 2002 through 2020. At December 31, 2001, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year. To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

NOTE 8. NOTES PAYABLE

     Notes payable consist of the following:

                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                      2000          2001
                                                                                   -----------   -----------
Note payable, collateralized by consumer notes receivable, interest at
     prime plus 1.5% (6.25% at December 31, 2001) due through 2007                 $14,395,255   $17,582,161
Note payable, collateralized by deed of trust on lender's leashold interest
     in real property, interest at 6% to 12%, due through 2011                              --     4,900,000
Note payable, collateralized by deed of trust on Bell Rock Inn, interest at
     7.49%, due through 2023                                                         4,472,997     4,392,127
Construction note payable, collateralized by deed of trust on VCA-Tucson, interest at prime plus 1.0% (5.75% at December 31, 2001) plus $5,360 per
     annual VCA-Tucson Vacation Ownership Interest sold, due through 2004            4,261,815     4,065,596
Construction note payable, collateralized by deed of trust on Kohl's Ranch
     Lodge, interest at prime plus 2.5% (7.25% at December 31, 2001), due
     through 2003                                                                    2,090,320     2,173,515
Lines of credit aggregating $2,000,000, interest at prime plus 1.5% to prime plus 1.75% (6.25% to 6.50% at December 31, 2001), collateralized by 10%
     partnership interest in Los Abrigados Partners Limited Partnership
     ("LAP"), due through 2002                                                       1,200,000     1,399,150
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
     10%, due through 2003                                                           1,135,828       983,358
Note payable, collateralized by deed of trust on Sedona Station, interest at
     8.625%, due through 2011                                                               --       798,382
Note payable, collateralized by deed of trust on Los Abrigados, interest at
     prime plus 2.5% (7.25% at December 31, 2001), due through 2003                    944,716       918,842
Note payable, collateralized by deed of trust on Los Abrigados, the Inn at Los
     Abrigados and Premiere Vacation Club, interest at prime plus 2.5%
     (7.25% at December 31, 2001)                                                      659,627            --
Obligations under capital leases with interest at 8.3% to 15% (Note 17)                592,760       224,998
Note payable, collateralized by LAP partnership interest, interest at 8%,
     due through 2002                                                                  525,666       467,719
Note payable, collateralized by consumer notes receivable, interest at prime
     plus 3% (7.75% at December 31, 2001), due through 2006                            440,022       370,492
Note payable, collateralized by cash or stock of the Company purchased
     through Wedbush Morgan Securities, interest at 12%, due through 2004              419,539       714,301
Note payable, collateralized by deed of trust, interest at 8.5%,
     due through 2002                                                                  377,757       358,908
Note payable, collateralized by an assignment of the Company's general
     partnership interest in LAP, interest at 10%, due through 2003                    300,000       200,000

                                                                                         DECEMBER 31,
                                                                                   -------------------------
                                                                                      2000          2001
                                                                                   -----------   -----------
Note payable by Employee Stock Ownership Plan and guaranteed by the Company, collateralized by Company stock purchased by the Plan, interest at prime
     plus 2.5% (7.25% at December 31, 2001), due through 2001                          250,000            --
Note payable, collateralized by deed of trust, interest at 8.5%, due through
     2003                                                                              221,756       211,565
Note payable, collateralized by deed of trust on manager residence at Kohl's
     Ranch, interest at 7.75%, due through 2007                                             --        92,000
Note payable, collateralized by LAP partnership interest, interest at prime plus
     1.5% (6.25% at December 31, 2001), due through 2002                               200,000       100,000
Notes payable, collateralized by computer and telephone equipment, interest
     at 7% to 9%, due through 2005                                                     198,814       626,264
Note payable, collateralized by furniture, fixtures and equipment at VCA-
     South Bend, interest at 9.5%, due through 2001                                     82,439            --
Other                                                                                   81,757        39,925
                                                                                   -----------   -----------
                                                                                   $32,851,068   $40,619,303
                                                                                   ===========   ===========

     At December 31, 2001, approximately $21.0 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 2001 are as follows:

             2002                               $ 7,316,591
             2003                                 7,110,939
             2004                                 5,358,091
             2005                                 4,319,979
             2006                                 4,257,536
             Thereafter                          12,256,167
                                                -----------
                                                $40,619,303
                                                ===========

NOTE 9. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                           2000          2001
                                                        ----------    ----------
Note payable, collateralized by LAP partnership
  interest, interest at 10%, due through 2003           $  700,000    $  700,000
Notes payable, collateralized by LAP partnership
  interest, interest at 8%, due through 2002               300,000       300,000
                                                        ----------    ----------
                                                        $1,000,000    $1,000,000
                                                        ==========    ==========

Future maturities of notes payable to affiliates at December 31, 2001 are as follows:

             2002                               $   300,000
             2003                                   700,000
                                                -----------
                                                $ 1,000,000
                                                ===========

     Total interest expense on notes payable to affiliates for the years ended December 31, 1999, 2000 and 2001 was approximately $89,000, $107,000 and
$95,000, respectively. Interest payable to affiliates at December 31, 2000 and 2001 was approximately $0 and $24,000, respectively.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Operating leases are used to lease office space, equipment and vehicles. Future minimum lease payments on noncancelable operating leases at December 31, 2001 are as follows:

             2002                               $ 1,256,000
             2003                                 1,133,000
             2004                                 1,069,000
             2005                                   975,000
             2006                                   749,000
             Thereafter                          10,969,000
                                                -----------
                                                $16,151,000
                                                ===========

     Total rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $498,000, $897,000 and $1,516,000 respectively.

LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

OTHER

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001. During 2000, the Company advanced the full $200,000 at an interest rate of prime plus 3%, and at December 31, 2001 the balance of the note receivable was $108,000. On January 2, 2002 the Company entered into a Bill of Sale Assignment and Assumption agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI in full satisfaction of the note. The purchase is not deemed material.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for Sedona Vacation Club, the proceeds of which were used for renovations at Los Abrigados. Sedona Vacation Club intends to repay the interest and principal on the loan from proceeds from a special assessment of its owners and from their reserve payments for the year 2000 and future years. The line of credit bears interest at prime plus 2.5% and is due through 2002. At December 31, 2001, approximately $248,000 was outstanding on the line.

     In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada-Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada for $5.0 million. The Company intends to develop the property, to be known as Premiere Park, into a mixed use development, including a vacation ownership sales office, museums, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which contains a vacation ownership sales office operated by the Company, provides club facilities for the UNLV golf team, and the remainder is projected for a golf related use. In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by tenants to specifications approved by the Company. Costs to acquire the leasehold interest will be amortized over the life of the lease.

     In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021. The lessor was required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company has renamed the property the "Los Abrigados Lodge." The renovations and construction were completed in 2001, and the property is being used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Sedona sales office. Lease payments for the Los Abrigados Lodge in the amount of $731,288 per year through 2021 are included in the above table of future minimum lease payments on noncancelable operating leases.

     In October 2001, the Company adopted a stock compensation program for certain of its employees, primarily those earning $50,000 or more per year. Under the program, employees received a portion of compensation they would otherwise have earned in cash during the fourth quarter of 2001 in shares of stock of the Company at a prescribed formula. This program was extended to the first quarter of 2002, with shares issuable in the second quarter of 2002. The total number of shares issued to employees under the program in January 2002 was 31,647 shares valued at $6.90 per share.

NOTE 12. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     At December 31, 2000 and 2001, preferred stock includes 59,718 and 59,311 shares of the Company's Series A Preferred Stock carried at $597,180 and $593,110, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $48,207, $47,359 and $47,448 in 1999, 2000 and 2001, respectively. Commencing
January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 2001, notes receivable in the amount of approximately $242,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

     At December 31, 2000 and 2001, preferred stock also includes 55,000 shares of the Company's Series B Convertible Preferred Stock carried at $55,000. The Series B Convertible Preferred Stock has a $10 par value and a liquidation preference of $10 per share, which is subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock is not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock may be converted into common stock on the basis of two shares of common for five shares of preferred stock.

     Both the Series A and Series B preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. During 2001, Series A shares could also have been exchanged for lodging certificates under certain conditions, and 407 shares were exchanged under this program during the year.

     At December 31, 2000 and 2001, preferred stock also includes 176,835 and 170,505 shares of the Company's Series C Convertible Preferred Stock carried at $486,386 and $468,915. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") could have been converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preferences of the Series A and Series B stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 1999, 2000 and 2001, the Company recorded the exchange of 74,490, 14,298 and 6,330 Series C Convertible shares for 24,830, 4,766 and 2,110 common shares, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

COMMON STOCK

     For the years ended December 31, 1999, 2000 and 2001, the Company issued 89,850, 71,600 and 4,100 shares of restricted common stock, valued at $94,926, $64,066 and $4,210, respectively, to employees in exchange for services provided.

     During 1999, 2000 and 2001, the Company purchased 186,400, 657,500 and 543,200 shares of its Common Stock for $368,383, $1,308,655 and $2,379,428.

     In December 1999, the Company retired 526,040 shares of treasury stock valued at $1,642,226.

     In December 1999, the Company spun off its 80% ownership interest in SWI through a prorata distribution to the common shareholders of ILX of the 3,360,000 common shares of SWI held by the Company. The spin-off was recorded as a reduction in common stock of $406,635. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001 (see Note 11).

NOTE 13. EMPLOYEE STOCK OWNERSHIP PLAN

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

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which was secured by stock purchased with the funds and guaranteed by the Company. The ESOP borrowed the full $500,000 in 1999 and the Company paid a total of $43,047 in fees in 1999 on behalf of the ESOP related to the line of credit, consisting of $10,000 in loan fees, $16,231 in legal fees and interest of $16,816. In 2000 and 2001, the Company also paid interest on the line of credit of $34,029 and $13,979, respectively. The line of credit was fully repayed in 2001.

     During the years ended December 31, 2000 and 2001, the Company contributed $250,000 each year to the ESOP and such funds were used by the ESOP to repay the line of credit. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Option Plan, the difference of $40,862 each year between the fair market value of the leveraged shares at the time of the debt repayment in 2000 and 2001 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital. During the year ended December 31, 2000, the Company also issued to the ESOP 100,000 shares of restricted common stock valued at $146,094. During the year ended December 31, 2001, the Company issued to the ESOP 20,000 shares of restricted common stock valued at $41,905.

     During the years ended December 31, 1999 and 2000, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market. Inclusive of the 100,000 restricted shares of common stock issued by the Company to the ESOP in 2000 and the 20,000 restricted shares of common stock issued by the Company to the ESOP in 2001, at December 31, 2001, the ESOP held 495,300 shares and $2,043 in cash. Of the 495,300 shares held by the ESOP, 257,400 were purchased with borrowed funds. Of the 257,400 shares purchased with borrowed funds, one half (or 128,700 shares) had been committed to be released to participant accounts as of December 31, 2000, and were subsequently released. The unallocated shares were collateral for the outstanding principal on the line of credit. At December 31, 2000, the unallocated shares were reflected at cost as a contra equity account, Guaranteed ESOP Obligation. As of December 31, 2001 all previously unallocated shares have been released to participant accounts.

NOTE 14. EMPLOYEE STOCK OPTION PLANS

     The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 200,000 shares. The number of shares available for grant under the Plans at December 31, 2000 and December 31, 2001 was 64,300 and 9,300, respectively.

     Stock option transactions are summarized as follows:

                                                     Exercise Price    Weighted Average
                                          Options         Range         Exercise Price
                                          -------         -----         --------------
Outstanding at December 31, 1998          153,200      $6.25-8.125           7.11
Options granted                            10,000         3.25               3.25
Options canceled                          (17,500)      3.25-8.125           6.73
                                         --------
Outstanding at December 31, 1999          145,700       3.25-8.125           5.00
Options issued                            100,000         4.00               4.00
Options canceled                         (110,000)      6.25-6.75            6.70
                                         --------
Outstanding at December 31, 2000          135,700       3.25-8.125           4.91
Options granted                            55,000       4.60-6.82            6.21
Options canceled                               (0)         --                 --
                                         --------
Outstanding at December 31, 2001          190,700      $3.25-8.125           5.28
                                         ========

Exercisable at December 31, 2001          175,700      $3.25-8.125           5.34
                                         ========
Weighted-average fair value of
options granted during year
ended December 31, 2000                       .68
                                         ========
Weighted-average fair value of
options granted during year
ended December 31, 2001                      2.96
                                         ========

     The exercise price for options outstanding at December 31, 2001 ranged from $3.25 to $8.125 per share. Options outstanding at December 31, 2001 have expiration dates as follows:

             YEAR ENDING                        OPTIONS FOR
             DECEMBER 31,                          SHARES
             ------------                          ------
                 2002                              110,000
                 2003                               10,000
                 2004                               45,700
                 2005                               10,000
                 2006                               15,000
                                                   -------
                                                   190,700
                                                   =======

     The weighted average remaining contractual life for options outstanding as of December 31, 2000 and 2001 was 1.35 years and 1.86 years respectively.

     The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for stock options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the alternative method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and income per share would have decreased to the proforma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                                        DECEMBER 31,
                                               -----------------------------
                                                   2000             2001
                                               -----------      -----------
Net Income
    As reported                                $ 1,533,238      $ 2,031,614
    Proforma                                     1,465,238        1,900,122

Basic and Diluted Income per share
    As reported-basic                          $      0.40      $      0.62
    As reported-diluted                               0.39             0.61
    Proforma-basic                                    0.38             0.58
    Proforma-diluted                                  0.38             0.57

Weighted-Average Assumptions:
    Dividend yield                             $        --      $        --
    Expected volatility                               67.1%            67.6%
    Risk-free interest rate                            6.4%             4.0%
    Expected life of options, in years                 2.54             3.45

NOTE 15. PROFIT SHARING PLAN

     The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate. The Company contributes a discretionary amount to the plan as determined by the Board of Directors. The Company declared contributions of $50,000 for each of the years ended December 31, 1999, 2000 and 2001. The contribution for 2001 was a cash contribution of $41,342 and 1,300 shares of common stock valued at $8,658.

NOTE 16. RELATED PARTY TRANSACTIONS

     In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

     In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000. The purchase price consisted of a reduction in the principal balance of the Company's note payable to the affiliate of $320,000 in December 1995, and, in January 1996, payment by the affiliate of the $180,000 note collateralized by a deed of trust on the building. The Company leased the building through SWI for an initial one-year term, with four one-year options to renew through December 2001. Rent of $48,000 per year was paid in each of 1999, 2000 and 2001. Effective January 1, 2001, the Company entered into a new agreement between ILX and the affiliate to lease the building for a two-year term with three one-year options to renew at the rate of $48,000 per year.

     In July 1999, the Company entered into an agreement with an affiliate to purchase sixty Vacation Ownership Interests for the price of $500,000, which is approximately equal to the affiliate's historical cost. The Vacation Ownership Interests consist of four Premiere Vacation Club Platinum memberships, fifty Premiere Vacation Club Gold memberships and six VCA-South Bend Alumni House extended football weekend memberships. The Company issued a promissory note for the purchase price, which bears interest at 8%. The note is recorded as a note payable to affiliates (Note 9). The agreement also modified the terms of a previously existing note payable to a related affiliate.

NOTE 17. CAPITAL LEASES

     Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $2,768,636 and $693,015 (net of accumulated amortization of $2,175,876 and $468,017) at December 31, 2000 and 2001, respectively. The leases expire through 2004. Future minimum lease payments at December 31, 2001 are as follows:

     2002                                       $ 184,789
     2003                                          40,538
     2004                                          17,768
                                                ---------
     Total                                        243,095
     Less:  Amounts representing interest         (18,097)
                                                ---------

     Net minimum lease payments                 $ 224,998
                                                =========

NOTE 18. CONCENTRATIONS OF RISK

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

NOTE 19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE 20. SUBSEQUENT EVENT

     On January 2, 2002 the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI. The purchase is not deemed material.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information is presented in the following summary.

                                                                      1999
                                                                THREE MONTHS ENDED
                                           --------------------------------------------------------------
                                             MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           -----------      -----------     ------------      -----------
Revenues                                   $ 8,778,645      $10,410,889      $11,005,069      $10,244,297
Operating income                               687,948        1,360,225        1,080,611          911,033
Net income                                       4,877          392,677          224,276           81,319
Net income per share - basic                       .00              .10              .05              .02
Net income per share - diluted                     .00              .09              .05              .02

                                                                      2000
                                                                THREE MONTHS ENDED
                                           --------------------------------------------------------------
                                             MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           -----------      -----------     ------------      -----------
Revenues                                   $10,011,021       11,007,427      $10,819,149       11,216,246
Operating income                             1,179,376        1,765,813        1,310,833        1,065,330
Net income                                     265,096          633,562          382,849          260,731
Net income per share - basic                       .06              .17              .10              .07
Net income per share - diluted                     .06              .16              .10              .07

                                                                      2001
                                                                THREE MONTHS ENDED
                                           --------------------------------------------------------------
                                             MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                           -----------      -----------     ------------      -----------
Revenues                                   $11,258,970      $13,157,219      $12,299,426      $11,592,906
Operating income                             1,384,871        1,893,886        1,479,797        1,200,685
Net income                                     381,509          763,495          518,583          368,027
Net income per share - basic                       .11              .23              .16              .12
Net income per share - diluted                     .11              .22              .16              .12

     The 1999 net income per share does not equal the summation of the quarters due to rounding and the weighting of average shares.

NOTE 22. SIGNIFICANT FOURTH QUARTER ADJUSTMENT

     There were no material fourth quarter adjustments or accounting changes.

                                    EXHIBITS

                                       TO

                                 2001 FORM 10-K


                            ILX RESORTS INCORPORATED

                                  EXHIBIT INDEX

EXHIBIT                                                                                            PAGE NUMBERS OR
NUMBERS                                  DESCRIPTION                                               METHOD OF FILING
-------                                  -----------                                               ----------------
  1            Form of Underwriting Agreement                                        Incorporated by reference to Registration
                                                                                     Statement on Form S-1 No. 333-45403

3(i).1         Articles of Incorporation of International Leisure Enterprises        Incorporated by reference to Registration
               Incorporated (filed October 8, 1986)                                  Statement on Form S-1 No. 33-16122

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

3(i).8         Certificate of Designation, Preferences, Rights, and Limitations      Incorporated by reference to 1991 10-K
               of Series A Preferred Stock, $10.00 par value of International
               Leisure Enterprises Incorporated, filed September 5, 1991

3(i).9         Certificate of Designation, Preferences, Rights, and Limitations      Incorporated by reference to 1991 10-K
               of Series B Preferred Stock, $10.00 par value of International
               Leisure Enterprises Incorporated, filed September 5, 1991

3(ii).10       Certificate of Designation of Series C Preferred Stock, filed         Incorporated by reference to 1993 10-K
               April 30, 1993

3.(ii)         Amended and Restated Bylaws of International Leisure Enterprises      Incorporated by reference to 1990 10-K
               Incorporated, dated October 26, 1987

  4            Form of Common Stock Certificate                                      Incorporated by reference to Form 8-A,
                                                                                     filed February 4, 1998

10.1           1992 Stock Option Plan                                                Incorporated by reference to 1992 10-K

10.2           1995 Stock Option Plan                                                Incorporated by reference to 1995 10-K

EXHIBIT                                                                                            PAGE NUMBERS OR
NUMBERS                                  DESCRIPTION                                               METHOD OF FILING
-------                                  -----------                                               ----------------
10.3           Agreement and Plan of Merger among ILE Acquisition Corporation,       Incorporated by reference to 1992 10-K
               International Leisure Enterprises Incorporated and Genesis
               Investment Group, Inc., dated March 15, 1993

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

10.8           Certificate of Amendment of Limited Partnership for Los Abrigados     Incorporated by reference to 1994 10-K/A-3
               Partners Limited Partnership, dated November 11, 1993

10.9           First Amendment to Amended Agreement of Los Abrigados Partners        Incorporated by reference to 1995 10-K
               Limited Partnership, dated February 9, 1996

10.10          Installment Promissory Note ($1,300,000) by ILX Incorporated to       Incorporated by reference to Form 8-K,
               Martori Enterprises Inc., dated August 8, 1997                        filed August 22, 1997

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

10.13          Agreement to Modify Amended and Restated Promissory Note              Incorporated by reference to 9/30/99 10-Q
               ($909,078) by ILX Resorts Incorporated to Edward J. Martori dated
               January 1, 1996 and the sale by Martori Enterprises Incorporated to ILX Resorts Incorporated and/or its nominee of certain
               vacation ownership interests in ILX Premiere Vacation Club and
               VCA South Bend Incorporated

10.14          Agreement for Transfer of Limited Partnership Interest by ILX         Incorporated by reference to Form 8-K,
               Incorporated and Alan R. Mishkin, dated August 29, 1997               filed August 22, 1997

10.15          Installment Promissory Note ($675,000) by ILX Incorporated to         Incorporated by reference to Form 8-K,
               Alan R. Mishkin dated September 24, 1997                              filed August 22, 1997

10.16          Security (Pledge) Agreement between ILX Incorporated and Alan R.      Incorporated by reference to Form 8-K,
               Mishkin, dated September 24, 1997                                     filed August 22, 1997

10.17          Form of Employment Agreement among ILX Resorts Incorporated and       Incorporated by reference to Registration
               each of Joseph Martori, Nancy Stone and Edward Zielinski              Statement on Form S-1 No. 333-45403

10.18          Secured Line of Credit Lending Agreement between Litchfield           Incorporated by reference to 6/30/98 10-Q
               Financial Corporation and ILX Resorts Incorporated, Los Abrigados
               Partners Limited Partnership and Premiere Development
               Incorporated dated as of June 12, 1998

EXHIBIT                                                                                            PAGE NUMBERS OR
NUMBERS                                  DESCRIPTION                                               METHOD OF FILING
-------                                  -----------                                               ----------------
10.19          Secured Line of Credit Promissory Note between Litchfield             Incorporated by reference to 6/30/98 10-Q
               Financial Corporation and ILX Resorts Incorporated, Los Abrigados
               Partners Limited Partnership and Premiere Development
               Incorporated dated as of June 12, 1998

10.20          Business Agreement among ILX Resorts Incorporated, Premiere           Incorporated by reference to 6/30/98 10-Q
               Vacation Club and Premiere Development Incorporated and Treasures
               of the Sea of Cortez, Promotura de Inversion Turistica,
               Immobiliaria y Hotelera Los Algodones and Immobiliaria Cerro
               Pelon dated as of June 8, 1998

10.21          Amended and Restated Secured Line of Credit Lending Agreement         Incorporated by reference to 9/30/98 10-Q
               between ILX Resorts Incorporated, Los Abrigados Partners Limited
               Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated,
               VCA South Bend Incorporated, Premiere Development Incorporated
               and Litchfield Financial Corporation dated as of September 17,
               1998

10.22          Agreement for Sale and Transfer of Promissory Note between ILX        Incorporated by reference to 9/30/98 10-Q
               Resorts Incorporated and Martori Enterprises Incorporated dated as of September 29, 1998

10.23          Contract of Sale of Timeshare Receivables with Recourse between       Incorporated by reference to 1998 10-K
               Resort Funding, Inc. and Premiere Development Incorporated dated as of March 19, 1999

10.24          Guaranty Agreement between ILX Resorts Incorporated and Resort        Incorporated by reference to 1998 10-K
               Funding, Inc. dated as of March 19, 1999

10.25          Rider to Contract between Resort Funding, Inc. and Premiere           Incorporated by reference to 1998 10-K
               Development Incorporated dated March 24, 1999 to supplement the
               Contract of Sale of Timeshare Receivables with Recourse dated as of March 19, 1999

10.26          Credit Agreement between Patrick J. McGroder, III, Nancy J.           Incorporated by reference to 9/30/99 10-Q
               Stone, and James W. Myers, Trustees for the ILX Resorts
               Incorporated Employee Stock Ownership Plan and Trust and
               Litchfield Financial Corporation dated as of August 12, 1999

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
                                                                                     000-25025, filed November 12, 1999

EXHIBIT                                                                                            PAGE NUMBERS OR
NUMBERS                                  DESCRIPTION                                               METHOD OF FILING
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

10.31          Letter agreement, dated as of October 28, 1999, among ILX Resorts     Incorporated by reference to 1999 10-K
               Incorporated and Sedona Worldwide Incorporated

10.32          Modification Agreement between ILX Resorts Incorporated and           Filed herewith
               Sedona Worldwide Incorporated, dated January 1, 2001

10.33          Schedule 14C Definitive Information Statement pursuant to Section     Incorporated by reference to Schedule 14C on
               14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide     Form No. DEF 14C No. 001-13855, filed
               Incorporated                                                          January 3, 2000

10.34          Promissory Note ($600,000) by ILX Resorts Incorporated to The         Incorporated by reference to 1999 10-K
               Steele Foundation, Inc. dated February 23, 2000

10.35          Installment Promissory Note ($500,000) by ILX Resorts                 Incorporated by reference to 1999 10-K
               Incorporated to Martori Enterprises Incorporated dated August 1,
               1999

10.36          Purchase and Sale Agreement between ILX Resorts Incorporated and      Incorporated by reference to 9/30/2000 10-Q
               Las Vegas Golf Center, LLC, dated August 16, 2000

10.37          First Amendment in Total between the County of Clark, a political     Incorporated by reference to 9/30/2000 10-K
               subdivision of the State of Nevada, and ILX Resorts Incorporated,
               dated November 15, 2000

10.38          Assignment and Assumption of Lease between ILX Resorts                Incorporated by reference to 9/30/2000 10-K
               Incorporated and VCA Nevada Incorporated, dated January 12, 2001

10.39          First Amendment to Purchase and Sale Agreement between ILX            Incorporated by reference to 9/30/2000 10-K
               Resorts Incorporated and Las Vegas Golf Center, LLC, dated
               February 15, 2001

10.40          Purchase and Sale Agreement between ILX Resorts Incorporated and      Incorporated by reference to 9/30/2001 10-Q
               John L. Fox, M.D., dated October 23, 2000

10.41          Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated       Incorporated by reference to 9/30/2001 10-Q
               to Las Vegas Golf Center, L.L.C., dated July 31, 2001

10.42          First Modification Agreement dated September 13, 2001 between ILX     Incorporated by reference to 9/30/2001 10-Q
               Resorts Incorporated and The Steele Foundation, Inc.

10.43          Amendment to Loan Documents between ILX Resorts Incorporated, Los     Filed herewith
               Abrigados Partners Limited Partnership and Premiere Development
               Incorporated dated October 31, 2001

10.44          General Bill of Sale, Assignment and Assumption Agreement between     Filed herewith
               ILX Resorts Incorporated and Sedona Worldwide Incorporated dated
               January 2, 2002

21             List of Subsidiaries of ILX Resorts Incorporated                      Filed herewith