Form 10-Q
period 2002-03-31
ILX RESORTS INC
filed 2002-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2002            Commission File Number 001-13855


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

            Class                                  Outstanding at March 31, 2002
Common Stock, without par value                          2,907,481 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,      March 31,
                                                                      2001            2002
                                                                  ------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
  Cash and cash equivalents                                       $  3,548,058    $  2,324,842
  Notes receivable, net                                             30,365,225      31,347,806
  Resort property held for Vacation Ownership Interest sales        20,270,872      19,675,907
  Resort property under development                                  5,116,227       5,366,608
  Land held for sale                                                   830,686         791,102
  Deferred assets                                                      131,794         121,862
  Property and equipment, net                                        6,189,082       6,141,724
  Other assets                                                       7,672,891       8,117,521
                                                                  ------------    ------------

      TOTAL ASSETS                                                $ 74,124,835    $ 73,887,372
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                $  1,488,456    $  1,524,291
  Accrued and other liabilities                                      2,354,911       4,418,013
  Income taxes payable                                                 689,923         141,506
  Due to affiliates                                                     24,022              --
  Notes payable                                                     40,619,303      38,829,318
  Notes payable to affiliates                                        1,000,000              --
  Deferred income taxes                                              2,163,207       2,661,514
                                                                  ------------    ------------

      Total liabilities                                             48,339,822      47,574,642
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $10 par value; 10,000,000 shares authorized;
    284,816 and 279,905 shares issued and outstanding;
    liquidation preference of $2,848,160 and $2,799,050              1,117,025       1,103,471
  Common stock, no par value; 30,000,000 shares authorized;
    4,132,702 and 4,166,381 shares issued                           18,405,576      18,639,207
  Treasury stock, at cost, 1,200,700 and 1,258,900 shares,
    respectively                                                    (3,688,083)     (4,127,901)
  Additional paid in capital                                           269,869         269,869
  Retained earnings                                                  9,680,626      10,428,084
                                                                  ------------    ------------

      Total shareholders' equity                                    25,785,013      26,312,730
                                                                  ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 74,124,835    $ 73,887,372
                                                                  ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       2001            2002
                                                   ------------    ------------
TIMESHARE REVENUES:
  Sales of Vacation Ownership Interests            $  6,520,224    $  7,184,845
  Resort operating revenue                            4,047,224       3,629,716
  Interest income                                       691,522       1,024,729
                                                   ------------    ------------

      Total timeshare revenues                       11,258,970      11,839,290
                                                   ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold           1,108,646       1,048,061
  Cost of resort operations                           3,248,430       3,365,370
  Sales and marketing                                 4,081,868       4,583,989
  General and administrative                          1,047,639       1,098,677
  Provision for doubtful accounts                       286,195         314,763
  Depreciation and amortization                          98,054         222,837
                                                   ------------    ------------

      Total cost of sales and operating expenses      9,870,832      10,633,697
                                                   ------------    ------------

Timeshare operating income                            1,388,138       1,205,593

Income (expense) from land and other, net                (3,267)        526,373
                                                   ------------    ------------

Total operating income                                1,384,871       1,731,966

Interest expense                                       (743,484)       (486,201)
                                                   ------------    ------------

Income before income taxes                              641,387       1,245,765

Income tax expense                                     (259,878)       (498,307)
                                                   ------------    ------------

NET INCOME                                         $    381,509    $    747,458
                                                   ============    ============
NET INCOME PER SHARE

     Basic                                         $       0.11    $       0.25
                                                   ============    ============

     Diluted                                       $       0.11    $       0.24
                                                   ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         2001           2002
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $   381,509    $   747,458
  Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of property and equipment                                    --       (585,441)
     Loss on assumption of Sedona Worldwide Incorporated assets and
       liabilities                                                             --         48,887
     Income tax expense                                                   259,878        498,307
     Provision for doubtful accounts                                      286,195        314,763
     Depreciation and amortization                                         98,054        222,837
     Amortization of guarantee fees                                           150          9,932
     Contribution of common stock to ESOP Plan                             18,104             --
     Common stock issued to employees for services                          4,000        220,077
     Change in assets and liabilities:
       Decrease in resort property held for Vacation Ownership
         Interest sales                                                   621,301        594,965
       Increase in resort property under development                      (98,317)      (250,381)
       Decrease in land held for sale                                          --         39,584
       Increase in other assets                                          (121,597)      (464,125)
       (Decrease) increase in accounts payable                           (267,732)        35,835
       Increase in accrued and other liabilities                          994,215      1,978,925
       Decrease in income taxes payable                                        --       (548,417)
       Increase (decrease) in due to affiliates                            23,500        (24,022)
                                                                      -----------    -----------

Net cash provided by operating activities                               2,199,260      2,839,184
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in notes receivable, net                                    (1,573,812)    (1,297,344)
  Purchases of plant and equipment, net                                  (340,004)    (1,060,055)
  Cash acquired from Sedona Worldwide Incorporated                             --         30,457
                                                                      -----------    -----------

Net cash used in investing activities                                  (1,913,816)    (2,326,942)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                           4,253,336      3,810,652
  Principal payments on notes payable                                  (4,199,562)    (4,806,292)
  Principal payments on notes payable to affiliates                            --       (300,000)
  Acquisition of treasury stock and other                                (293,109)      (439,818)
                                                                      -----------    -----------

Net cash used in financing activities                                    (239,335)    (1,735,458)
                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           46,109     (1,223,216)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,518,122      3,548,058
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 2,564,231    $ 2,324,842
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001              2002
                                                 --------          --------
     Interest paid                               $710,431          $500,997
     Income taxes paid                                 --          $548,417
     Interest capitalized                              --          $ 89,868

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                      Three Months Ended March 31
                                                                      ----------------------------
                                                                         2001             2002
                                                                      -----------      -----------
Net income                                                            $   381,509      $   747,458
Less: Series A preferred stock dividends                                  (11,969)         (11,862)
                                                                      -----------      -----------

Net income available to common stockholders - basic                   $   369,540      $   735,596
                                                                      ===========      ===========

Weighted average shares of common stock outstanding - basic             3,395,543        2,934,855
                                                                      ===========      ===========

Basic net income per share                                            $      0.11      $      0.25
                                                                      ===========      ===========

                          DILUTED NET INCOME PER SHARE

                                                                      Three Months Ended March 31
                                                                      ----------------------------
                                                                         2001             2002
                                                                      -----------      -----------
Net income                                                            $   381,509      $   747,458
Less: Series A preferred stock dividends                                  (11,969)         (11,862)
                                                                      -----------      -----------

Net income available to common stockholders - diluted                 $   369,540      $   735,596
                                                                      ===========      ===========

Weighted average shares of common stock outstanding                     3,395,543        2,934,855

Add: Convertible preferred stock (Series B and C) dilutive effect          80,752           78,397

       Stock options dilutive effect                                           --           55,171
                                                                      -----------      -----------

Weighted average shares of common stock outstanding - dilutive          3,476,295        3,068,423
                                                                      ===========      ===========

Diluted net income per share                                          $      0.11      $      0.24
                                                                      ===========      ===========

     Stock options to purchase 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three months ended March 31, 2002, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates between 2002 and 2006.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. SHAREHOLDERS' EQUITY

     During the three months ended March 31, 2002, the Company issued 300 shares of restricted common stock, valued at $1,035 and 31,742 shares of common stock, valued at $219,042, to employees in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the three months ended March 31, 2002, the Company recorded the exchange of 4,911 Series C Convertible shares for 1,637 common shares. Also during the three months ended March 31, 2002, the Company purchased 58,200 shares of its common stock for $439,818.

NOTE 4. OTHER

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of a new Sedona sales center. In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%. In March 2002, the Company sold the property for $1,650,000 and is leasing the space back under a nine year agreement. The loan secured by the property, which had a balance of $794,345, was assumed by the purchaser and a note payable to affiliates of $700,000 was relieved as part of the transaction. The Company recorded a gain of $586,111 on the sale.

NOTE 5. SUBSEQUENT EVENT

     In April 2002, the Company borrowed $2.0 million to finance the construction of 21 new units on land owned by the Company in Pinetop, Arizona. The promissory note payable bears interest at prime plus 1.5%. The debt is payable in equal monthly installments of principal and interest over a five year term ending May 2007.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-Q, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES," "EXPECTS," "MAY," "SHOULD" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). Two of the resorts in Arizona are not at this time registered with the Arizona Department of Real Estate nor are being marketed for sale as Vacation Ownership Interests, and one of the two resorts is operated under a long-term lease arrangement. The Company also owns 927 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 600 of which have been annexed into Premiere Vacation Club.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2001           2002
                                                              ---------      ---------
As a percentage of total timeshare revenues:
  Sales of Vacation Ownership Interests                            57.9%          60.7%
  Resort operating revenue                                         35.9%          30.7%
  Interest income                                                   6.2%           8.6%
                                                              ---------      ---------
  Total timeshare revenues                                        100.0%         100.0%
                                                              =========      =========

As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                        17.0%          14.6%
  Sales and marketing                                              62.6%          63.8%
  Provision for doubtful accounts                                   4.4%           4.4%
  Contribution margin percentage from sale of Vacation
    Ownership Interests (1)                                        16.0%          17.2%

As a percentage of resort operating revenue:
  Cost of resort operations                                        80.3%          92.7%

As a percentage of total timeshare revenues:
  General and administrative                                        9.3%           9.3%
  Depreciation and amortization                                     0.9%           1.9%
  Timeshare operating income                                       12.3%          10.2%

Selected operating data:
  Vacation Ownership Interests sold (2)(3)                          410            420
  Average sales price per Vacation Ownership Interest
    sold (excluding revenues from Upgrades) (2)               $  14,128      $  14,207
  Average sales price per Vacation  Ownership Interest
    sold (including revenues from Upgrades) (2)               $  15,616      $  16,842

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 645 and 630 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2001 and 2002, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2002

     Sales of Vacation Ownership Interests increased 10.2% or $664,621 to $7,184,845 for the three months ended March 31, 2002, from $6,520,224 for the same period in 2001. The increase reflects primarily sales from the Las Vegas sales office which opened in mid January 2002, and greater sales to existing owners, net of decreased sales from the Sedona sales office due to reduced tour flow, and the closure of the Phoenix sales office in May 2001. The decrease in tours to the Sedona office in the first quarter of 2002 reflects fewer tours generated from outside vendors and the reduction of certain telemarketing programs. While total revenue decreased to this sales office as a result of fewer tours, the efficiency (revenue per tour) increased.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 0.6% or $79 in 2002 to $14,207 for the three months ended March 31, 2002 from $14,128 for the same period in 2001. The number of Vacation Ownership Interests sold increased 2.4% from 410 in the three months ended March 31, 2001 to 420 for the same period in 2002 due to the opening of the Las Vegas sales office, net of reduced sales in the Sedona sales office and closure of the Phoenix sales office in 2001, as described above. The three months ended March 31, 2002 included 420 biennial Vacation Ownership Interests (counted as 210 annual Vacation Ownership Interests) compared to 470 biennial Vacation Ownership Interests (counted as 235 annual Vacation Ownership Interests) in the same period in 2001.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 81.3% to $1,106,540 for the three months ended March 31, 2002 from $610,194 for the same period in 2001, reflecting continuation of marketing efforts to existing owners. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 7.9% or $1,226 to $16,842 for the three months ended March 31, 2002 from $15,616 in 2001.

     Resort operating revenue decreased 10.3% or $417,508 to $3,629,716 for the three months ended March 31, 2002, reflecting timing differences in revenue from vacation interval owners and reduced business and tourist travel by non-owners in 2002. The difference in cost of resort operations as a percentage of resort operating revenue from 80.3% in 2001 to 92.7% in 2002 reflect greater revenue in 2001, including non-recurring benefits, with 2002 cost as a percentage of revenue being comparable to prior periods.

     Interest income increased 48.2% to $1,024,729 for the three months ended March 31, 2002 from $691,522 for the same period in 2001 reflecting the increase in interest bearing notes receivable between years as well as an increase in the percentage of Customer Notes sold in 2002, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 17.0% for the three months ended March 31, 2001 to 14.6% for the three months ended March 31, 2002, reflecting favorable cost for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, and variations in product mix and pricing, net of improvements made to resort properties.

     Sales  and  marketing  as a  percentage  of  sales  of  Vacation  Ownership
Interests increased to 63.8% for the three months ended March 31, 2002 from 62.6% for the same period in 2001, reflecting the start-up of the Las Vegas sales center in January 2002.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests for both the three month periods ended March 31, 2001 and 2002.

     General and administrative expenses were comparable at 9.3% of total timeshare revenues for both the three month periods ended March 31, 2002 and 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Income from land and other, net for the three months ended March 31, 2002 includes a gain of $586,111 on the sale in March 2002 of the Sedona Station (the Sedona sales office) offset by a loss of $48,887 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated as of January 2, 2002. The Sedona Station was sold for $1,650,000 and the Company is leasing the space back under a nine year agreement.

     The 34.6% decrease in interest expense to $486,201 for the three months ended March 31, 2002 from $743,484 for the same period in 2001 reflects the combined net effect of greater borrowings in 2002 with lower interest rates on the Company's variable rate notes, and capitalized interest related to construction in Las Vegas and Arizona in 2002.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the three months ended March 31, 2001 and 2002, cash provided by operations was $2,199,260 and $2,839,184, respectively. The increase in cash provided by operations reflects the combined effect of an increase in accrued and other liabilities reflecting timing differences between years in drawing funds from the homeowners associations for operating activities, common stock issued to employees in lieu of cash compensation, net of an increase in other assets. The increase in other assets is a result of maintenance fee payments made to the Carriage House for 2002 which will be amortized over the entire year, as well as prepaid rent and deposits for marketing locations in Las Vegas.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the three months ended March 31, 2001 and 2002 was $1,913,816 and $2,326,942, respectively. The increase is a result of the construction activities in Las Vegas, including the renovation of a portion of the existing building into a sales center, as well as the construction of eight new units at Los Abrigados Resort & Spa.

     Net cash used in financing activities in the three months ended March 31, 2001 and 2002 was $239,335 and $1,735,458, respectively. The increase reflects greater repayments on borrowings to finance Customer Notes as well as an increase in treasury stock purchases in 2002.

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

CREDIT FACILITIES AND CAPITAL

     At March 31, 2002, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At March 31, 2002, $21.0 million of such commitment was available to the Company.

     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2002. At March 31, 2002, approximately $12.6 million is available under this commitment.

     At March 31, 2001 and 2002, the Company had approximately $16.9 million and $10.9 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In the first three months of 2002, the Company purchased 58,200 treasury shares for a cost of $439,818.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%. In March 2002, the Company sold the property for $1,650,000 and is leasing the space back under a nine year agreement. The loan secured by the property, which had a balance of $794,345, was assumed by the purchaser and a note payable to affiliates of $700,000 was relieved as part of the transaction. The Company recorded a gain of $586,111 on the sale.

     In the three months ended, March 31, 2002, the Company purchased 117 Vacation Ownership Interests in the Carriage House in Las Vegas for approximately $161,000 which it intends to annex into Premiere Vacation Club in the future.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     In October 2001, the Company amended an outstanding construction loan to secure an additional $5.2 million in construction financing for current and planned projects.

     In April 2002, the Company borrowed $2.0 million to finance the construction of 21 new units on land owned by the Company in Pinetop, Arizona. The promissory note payable bears interest at prime plus 1.5%. The debt is payable in equal monthly payments of principal and interest over a five year term ending May 2007.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in Sedona Worldwide Incorporated to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001 at an interest rate of prime plus 3%, with interest payable monthly, and a maturity date of December 31, 2001. Pursuant to the agreement, the Company had advanced SWI $108,000 as of December 31, 2001. On January 2, 2002, the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents our contractual cash obligations and commercial commitments as of March 31, 2002. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                     PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH             -----------------------------------------------------------------------
OBLIGATIONS                     TOTAL        < 1 YEAR       1-3 YEARS      4-5 YEARS      > 5 YEARS
----------------             -----------    -----------    -----------    -----------    -----------
LONG-TERM DEBT               $38,668,000    $ 7,382,000    $11,979,000    $ 8,853,000    $10,454,000
CAPITAL LEASE OBLIGATIONS        162,000        115,000         47,000             --             --
OPERATING LEASES              16,161,000      1,523,000      2,701,000      2,203,000      9,734,000
                             -----------    -----------    -----------    -----------    -----------
TOTAL                        $54,991,000    $ 9,020,000    $14,727,000    $11,056,000    $20,188,000
                             ===========    ===========    ===========    ===========    ===========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 2002. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.    Description
          -----------    -----------
             10.1        PURCHASE  AND  SALE   AGREEMENT   between  ILX  Resorts
                         Incorporated  and Edward John Martori,  dated March 25,
                         2002

             10.2 SEDONA STATION LEASE between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002

     (ii) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                            ILX RESORTS INCORPORATED
                                  (Registrant)


                              /s/ Joseph P. Martori
               --------------------------------------------------
                                Joseph P. Martori
                             Chief Executive Officer


                               /s/ Nancy J. Stone
               --------------------------------------------------
                                 Nancy J. Stone
                                    President


                             /s/ Margaret M. Eardley
               --------------------------------------------------
                               Margaret M. Eardley
               Executive Vice President & Chief Financial Officer


                            /s/ Taryn L. Chmielewski
               --------------------------------------------------
                              Taryn L. Chmielewski
                                 Vice President
                              Corporate Controller

Date: As of May 8, 2002