Form 10-Q
period 2002-06-30
ILX RESORTS INC
filed 2002-08-12
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2002             Commission File Number 001-13855


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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
            -----                                   ----------------------------
Common Stock, without par value                           2,927,293 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,      June 30,
                                                                      2001            2002
                                                                  ------------    ------------
                                                                                  (Unaudited)
                                     ASSETS
  Cash and cash equivalents                                       $  3,548,058    $  2,815,129
  Notes receivable, net                                             30,365,225      32,082,514
  Resort property held for Vacation Ownership Interest sales        20,270,872      23,698,556
  Resort property under development                                  5,116,227         902,477
  Land held for sale                                                   830,686         793,100
  Deferred assets                                                      131,794         109,261
  Property and equipment, net                                        6,189,082       7,224,040
  Other assets                                                       7,672,891       8,984,699
                                                                  ------------    ------------

      TOTAL ASSETS                                                $ 74,124,835    $ 76,609,776
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Accounts payable                                                $  1,488,456    $  1,231,785
  Accrued and other liabilities                                      2,354,911       3,385,813
  Income taxes payable                                                 689,923         141,506
  Due to affiliates                                                     24,022              --
  Notes payable                                                     40,619,303      40,903,119
  Notes payable to affiliates                                        1,000,000              --
  Deferred income taxes                                              2,163,207       3,477,580
                                                                  ------------    ------------

      Total liabilities                                             48,339,822      49,139,803
                                                                  ------------    ------------

Shareholders' Equity
  Preferred stock, $10 par value; 10,000,000 shares authorized;
    284,816 and 241,933 shares issued and outstanding;
    liquidation preference of $2,878,920 and $2,419,330              1,117,025         997,510
  Common stock, no par value; 30,000,000 shares authorized;
    4,132,702 and 4,225,988 shares issued                           18,405,576      19,007,188
  Treasury stock, at cost, 1,200,700 and 1,298,695 shares,
    respectively                                                    (3,688,083)     (4,410,288)
  Additional paid in capital                                           269,869         270,699
  Retained earnings                                                  9,680,626      11,604,864
                                                                  ------------    ------------

      Total shareholders' equity                                    25,785,013      27,469,973
                                                                  ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 74,124,835    $ 76,609,776
                                                                  ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three months ended June 30,      Six months ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2002            2001            2002
                                                   ------------    ------------    ------------    ------------
REVENUES:
  Sales of Vacation Ownership Interests            $  7,978,808    $  9,706,137    $ 14,499,032    $ 16,890,982
  Resort operating revenue                            4,627,334       4,523,454       8,674,558       8,153,170
  Interest income                                       551,077       1,831,437       1,242,599       2,856,166
                                                   ------------    ------------    ------------    ------------

      Total revenues                                 13,157,219      16,061,028      24,416,189      27,900,318
                                                   ------------    ------------    ------------    ------------

COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold           1,358,800       1,409,789       2,467,446       2,457,850
  Cost of resort operations                           3,846,927       3,653,890       7,095,357       7,019,260
  Sales and marketing                                 4,369,893       5,847,783       8,451,761      10,431,772
  General and administrative                          1,174,123       1,874,177       2,221,762       2,972,854
  Provision for doubtful accounts                       349,947         427,368         636,142         742,131
  Depreciation and amortization                         202,407         271,647         300,461         494,484
                                                   ------------    ------------    ------------    ------------

      Total cost of sales and operating expenses     11,302,097      13,484,654      21,172,929      24,118,351
                                                   ------------    ------------    ------------    ------------

Operating income                                      1,855,122       2,576,374       3,243,260       3,781,967

Income from land and other, net                          38,764         (54,622)         35,497         471,751
                                                   ------------    ------------    ------------    ------------

Total operating income                                1,893,886       2,521,752       3,278,757       4,253,718

Interest expense                                       (638,745)       (481,585)     (1,382,229)       (967,786)
                                                   ------------    ------------    ------------    ------------

Income before income taxes                            1,255,141       2,040,167       1,896,528       3,285,932

Income tax expense                                     (491,646)       (816,066)       (751,524)     (1,314,373)
                                                   ------------    ------------    ------------    ------------

NET INCOME                                         $    763,495    $  1,224,101    $  1,145,004    $  1,971,559
                                                   ============    ============    ============    ============

NET INCOME PER SHARE
  Basic                                            $       0.23    $       0.41    $       0.34    $       0.66
                                                   ============    ============    ============    ============
  Diluted                                          $       0.22    $       0.40    $       0.33    $       0.64
                                                   ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months ended June 30,
                                                                 ----------------------------
                                                                     2001            2002
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income                                                     $  1,145,004    $  1,971,559
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss (gain) on sale of property and equipment                      12,499        (571,634)
    Loss on assumption of Sedona Worldwide Incorporated assets
      and liabilities                                                      --          48,887
    Income tax expense                                                751,524       1,314,373
    Provision for doubtful accounts                                   636,142         742,131
    Depreciation and amortization                                     300,461         494,484
    Amortization of guarantee fees                                     18,743          22,533
    Contribution of common stock to ESOP Plan                          41,904              --
    Common stock issued to employees for services                       4,210         403,697
    Change in assets and liabilities:
      Decrease (increase) in resort property held for Vacation
        Ownership Interest sales                                      421,478      (3,427,684)
      (Increase) decrease in resort property under development       (240,801)      4,213,750
      (Increase) decrease in land held for sale                       (11,578)         37,586
      Decrease (increase) in other assets                              11,748      (1,390,478)
      Decrease in accounts payable                                   (152,560)       (256,671)
      Increase in accrued and other liabilities                       611,612         946,725
      Decrease in income taxes payable                                     --        (548,417)
      Decrease in due to affiliates                                        --         (24,022)
                                                                 ------------    ------------
Net cash provided by operating activities                           3,550,386       3,976,819
                                                                 ------------    ------------
Cash flows from investing activities:
  Increase in notes receivable, net                                (2,837,794)     (2,459,420)
  Cash acquired from Sedona Worldwide Incorporated                         --          30,457
  Purchases of plant and equipment, net                              (499,883)     (2,368,650)
                                                                 ------------    ------------
Net cash used in investing activities                              (3,337,677)     (4,797,613)
                                                                 ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable                                       9,040,109      11,140,322
  Principal payments on notes payable                              (9,030,815)    (10,062,161)
  Principal payments on notes payable to affiliates                        --        (300,000)
  Preferred stock dividends                                           (47,448)        (47,321)
  Redemption of preferred stock                                          (105)           (770)
  Exercise of options by ESOP Plan                                         --          80,000
  Acquisition of treasury stock and other                            (634,452)       (722,205)
                                                                 ------------    ------------
Net cash (used in) provided by financing activities                  (672,711)         87,865
                                                                 ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                (460,002)       (732,929)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,518,122       3,548,058
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,058,120    $  2,815,129
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                         Three Months Ended June 30,   Six Months ended June 30,
                         ---------------------------   -------------------------
                             2001          2002           2001          2002
                          ----------    ----------     ----------    ----------
Interest paid             $  651,375    $  472,257     $1,361,375    $  973,254
Income taxes paid                 --       332,266             --       880,683
Interest capitalized              --        85,093             --       174,961

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                           Three Months Ended June 30     Six Months Ended June 30
                                           --------------------------    --------------------------
                                              2001           2002           2001           2002
                                           -----------    -----------    -----------    -----------
Net income                                 $   763,495    $ 1,224,101    $ 1,145,004    $ 1,971,559
Less: Series A preferred stock dividends       (11,969)       (11,830)       (23,938)       (23,660)
                                           -----------    -----------    -----------    -----------
Net income available to common
  stockholders - basic                     $   751,526    $ 1,212,271    $ 1,121,066    $ 1,947,899
                                           ===========    ===========    ===========    ===========
Weighted average shares of common
  stock outstanding - basic                  3,280,072      2,932,535      3,337,501      2,933,689
                                           ===========    ===========    ===========    ===========
Basic net income per share                 $      0.23    $      0.41    $      0.34    $      0.66
                                           ===========    ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                           Three Months Ended June 30     Six Months Ended June 30
                                           --------------------------    --------------------------
                                              2001           2002           2001           2002
                                           -----------    -----------    -----------    -----------
Net income                                 $   763,495    $ 1,224,101    $ 1,145,004    $ 1,971,559
Less: Series A preferred stock dividends       (11,969)       (11,830)       (23,938)       (23,660)
                                           -----------    -----------    -----------    -----------
Net income available to common
  stockholders - diluted                   $   751,526    $ 1,212,271    $ 1,121,066    $ 1,947,899
                                           ===========    ===========    ===========    ===========
Weighted average shares of common
  stock outstanding                          3,280,072      2,932,535      3,337,501      2,933,689
Add: Convertible preferred stock (Series
     B and C) dilutive effect                   80,141         71,796         80,420         75,078
     Stock options dilutive effect                  --         44,895             --         44,993
                                           -----------    -----------    -----------    -----------
Weighted average shares of common
  stock outstanding - dilutive               3,360,213      3,049,226      3,417,921      3,053,760
                                           ===========    ===========    ===========    ===========
Diluted net income per share               $      0.22    $      0.40    $      0.33    $      0.64
                                           ===========    ===========    ===========    ===========

     Stock options to purchase 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three and six months ended at June 30, 2002 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire in 2004.

NOTE 3. SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2002, the Company issued 300 shares of restricted common stock, valued at $1,035 and 58,745 shares of common stock, valued at $402,662, to employees in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the six months ended June 30, 2002 and 2001, the Company recorded the exchange of 42,723 and 3,639 Series C Convertible

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

shares for 14,241 and 1,213 common shares, respectively. Also during the six months ended June 30, 2002, the Company purchased 97,995 shares of its common stock for $722,205.

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

     In May 2002, the Company annexed the Bell Rock Inn into Premiere Vacation Club and consequently transferred $4,975,203 to resort property held for Vacation Ownership Interest sales from resort property under development.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The $5 million purchase price for the leasehold interest consisted of a $100,000 earnest money deposit made in August 2000 and a $4.9 million promissory note from a subsidiary of the Company to an unrelated third party ("the Note"). In June 2002, the Company purchased the Note for $3.325 million. Both the $4.9 million receivable and the Note are eliminated in consolidation. The discount of $1,575,000 is included in notes payable and will be amortized to income over the term of the Note. The Company borrowed $3.8 million in June 2002, a portion of which was used to purchase the Note and the Note is collateral for the borrowing. The $3.8 million promissory note bears interest at prime plus 1.0%, with a minimum interest rate of 7%, and is payable in equal monthly payments of principal and interest over a five-year term ending June 2007.

     In June 2002, the Company acquired land and two buildings adjacent to Los Abrigados for $444,000 cash. In August 2002, the Company borrowed $337,500 which is secured by the property, bears interest at a fixed rate of 7.5%, and is payable in monthly payments of $1,406.25 principal plus accrued interest until July 2007 when the unpaid balance is due in full.

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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement. The Company also owns 1,014 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 600 of which have been annexed into Premiere Vacation Club.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------   -------------------------
                                                               2001          2002           2001          2002
                                                             ---------     ---------      ---------     ---------
As a percentage of total revenues:
  Sales of Vacation Ownership Interests                           60.6%         60.4%          59.4%         60.6%
  Resort operating revenue                                        35.2%         28.2%          35.5%         29.2%
  Interest income                                                  4.2%         11.4%           5.1%         10.2%
                                                             ---------     ---------      ---------     ---------
  Total revenues                                                 100.0%        100.0%         100.0%        100.0%
                                                             =========     =========      =========     =========
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                       17.0%         14.5%          17.0%         14.6%
  Sales and marketing                                             54.8%         60.2%          58.3%         61.8%
  Provision for doubtful accounts                                  4.4%          4.4%           4.4%          4.4%
  Contribution margin percentage from sale of Vacation
    Ownership Interests (1)                                       23.8%         20.8%          20.3%         19.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                       83.1%         80.8%          81.8%         86.1%

As a percentage of total revenues:
  General and administrative                                       8.9%         11.7%           9.1%         10.7%
  Depreciation and amortization                                    1.5%          1.7%           1.2%          1.8%
  Operating income                                                14.1%         16.0%          13.3%         13.6%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                        502           558            912           978
  Average sales price per Vacation  Ownership Interest
    sold (excluding revenues from Upgrades) (2)              $  14,263     $  14,515      $  14,202     $  14,383
  Average sales price per Vacation  Ownership Interest
    sold (including revenues from Upgrades) (2)              $  15,607     $  17,140      $  15,611     $  17,012

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 766 and 832 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2001 and 2002, respectively, and 1,411 and 1,462 biennial and annual vacation ownership interests for the six months ended June 30, 2001 and June 30, 2002, respectively.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Sales of Vacation Ownership Interests increased 21.6% or $1,727,329 to $9,706,137 for the three months ended June 30, 2002, from $7,978,808 for the same period in 2001 and increased 16.5% or $2,391,950 to $16,890,982 for the six months ended June 30, 2002 from $14,499,032 for the same period in 2001. The increases reflect primarily sales from the Las Vegas sales office which opened in mid January 2002 and greater sales to existing owners, net of decreased sales

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

from the Sedona sales office due to reduced tour flow and decreased sales from the Kohl's Ranch sales office due to lower efficiency (revenue per tour) and closing rates. The decrease in tours to the Sedona sales office reflects fewer tours generated from outside vendors and the reduction of certain telemarketing programs. While total revenue decreased to this sales office as a result of fewer tours, the efficiency increased.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 1.8% or $252 in 2002 to $14,515 for the three months ended June 30, 2002 from $14,263 for the same period in 2001 and increased 1.3% or $181 to $14,383 for the six months ended June 30, 2002 from $14,202 for the same period in 2001. The number of Vacation Ownership Interests sold increased 11.2% from 502 in the three months ended June 30, 2001 to 558 for the same period in 2002 and increased 7.2% from 912 in the six months ended June 30, 2001 to 978 for the same period in 2002 due to the opening of the Las Vegas office, net of reduced sales in the Sedona and Kohl's Ranch sales offices as described above, as well as the closure of the Phoenix sales office in May 2001. The three and six months ended June 30, 2002 included 548 and 968 biennial Vacation Ownership Interests (counted as 274 and 484 annual Vacation Ownership Interests) compared to 528 and 998 biennial Vacation Ownership Interests (counted as 264 and 499 annual Vacation Ownership Interests) in the same periods in 2001, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 117.0% to $1,464,797 for the three months ended June 30, 2002 from $674,921 for the same period in 2001 and increased 100.0% to $2,571,337 for the six months ended June 30, 2002 from $1,285,115 for the same period in 2001. Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. Upgrade revenue has increased due to expanded marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 9.8% or $1,533 to $17,140 for the three months ended June 30, 2002 from $15,607 in 2001 and increased 9.0% or $1,401 to $17,012 for the six months ended June 30, 2002 from $15,611 for the same period in 2001.

     Resort operating revenue decreased 2.2% and 6.0% or $103,880 and $521,388 to $4,523,454 and $8,153,170 for the three and six months ended June 30, 2002, respectively, reflecting a decrease in business and tourist travel by non-owners in the first six months of 2002, as well as timing differences in revenue from vacation interval owners in the first quarter. Cost of resort operations as a percentage of resort operating revenue decreased from 83.1% to 80.8% for the second quarter ended June 30, 2002 and increased from 81.8% to 86.1% for the six months ended June 30, 2002. The improvement in cost as a percentage of revenue in the second quarter reflects increased operating efficiencies. The increase in cost as a percentage of revenue year to date reflects greater revenue in first quarter 2001, including non-recurring benefits, with the first quarter 2002 cost as a percentage of revenue comparable to prior periods.

     Interest income increased 232.3% to $1,831,437 for the three months ended June 30, 2002 from $551,077 for the same period in 2001 and increased 129.9% to $2,856,166 for the six months ended June 30, 2002 from $1,242,599 for the same period in 2001, reflecting an increase in the percentage of Customer Notes sold in 2002, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 17.0% for the three and six months ended June 30, 2001 to 14.5% and 14.6% for the three and six months ended June 30, 2002, respectively, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 60.2% for the three months ended June 30, 2002 from 54.8% for the same period in 2001 and to 61.8% for the six months ended June 30, 2002 from 58.3% for the same period in 2001, reflecting the start-up of the Las Vegas sales office which opened in January 2002. Excluding the Las Vegas start up operation, sales and marketing as a percentage of sales of Vacation Ownership Interests decreased from prior year in both the first and second quarters of 2002.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and six month periods ended June 30, 2001 and 2002.

     General and administrative expenses increased to 11.7% and 10.7% of total timeshare revenue for the second quarter and six months ended June 30, 2002, from 8.9% and 9.1% for the same periods in 2001. The increase for the three and six month periods reflect increased professional fees, including fees for development of an enhanced website and expenses for Premiere Park in Las Vegas.

     Income from land and other, net for the six months ended June 30, 2002 includes a gain of $586,111 on the sale in March 2002 of the Sedona Station (the Sedona sales office) offset by a loss of $48,887 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated as of January 2, 2002. The Sedona Station was sold for $1,650,000 and the Company is leasing the space back under a nine year agreement.

     The 24.6% and 30.0% decreases in interest expense to $481,585 and $967,786 for the three and six months ended June 30, 2002 from $638,745 and $1,382,229 for the same periods in 2001, respectively, reflect a decrease in borrowings against Customer Notes receivable, interest rate reductions on the Company's variable rate notes and capitalized interest related to construction in Las Vegas and Arizona in 2002.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the six months ended June 30, 2001 and 2002, cash provided by operations was $3,550,386 and $3,976,819, respectively. The increase in cash provided by operations reflects increased net income and related income tax expense and the combined effect of common stock issued to employees in lieu of cash compensation, a net decrease in resort property held for Vacation Ownership Interest sales, after consideration of the annexation of the Bell Rock Inn, from higher sales of Vacation Ownership Interests, net of cash paid for 2001 income taxes and an increase in other assets. The increase in other assets is the result of estimated tax payments made for 2002, maintenance fee payments made to the Carriage House for 2002 which will be amortized over the entire year, and loan fees paid for the $3.8 million note payable entered into in June 2002.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities during the six months ended June 30, 2001 and 2002 was $3,337,677 and $4,797,613, respectively. The increase reflects construction activities in Las Vegas, including the renovation of a portion of the existing building into a sales center and the addition of a model suite and sales lounge.

     Net cash used in financing activities for the six months ended June 30, 2001 was $672,711 compared to net cash provided by financing activities of $87,865 for the six months ended June 30, 2002. Cash provided by financing activities in 2002 includes the borrowing of $2.0 million to finance the construction of 21 new units in Pinetop, Arizona, and greater principal payments on notes payable.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the second quarter 2002, the Company contributed $80,000 to the ESOP and the ESOP used the funds to exercise options for 20,000 shares of the Company's common stock at $4.00 per share.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At June 30, 2002, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At June 30, 2002, $17.5 million of the $40 million commitment was available to the Company.

     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2002. At June 30, 2002, approximately $12.6 million is available under this commitment.

     At June 30, 2001 and 2002, the Company had approximately $14.1 million and $12.2 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     In the first six months of 2002, the Company purchased 97,995 treasury shares for a cost of $722,205.

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

     In the six months ended June 30, 2002, the Company purchased 272 Vacation Ownership Interests in the Carriage House in Las Vegas for approximately $297,000 which it intends to annex into Premiere Vacation Club in the future.

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

     In June 2002, the Company borrowed $3.8 million and utilized a portion of the proceeds to purchase for $3.325 million a $4.9 million note payable by a subsidiary to a third party. The promissory note bears interest at prime plus 1.0% with a minimum interest rate of 7%. The debt is payable in equal monthly payments of principal and interest over a five-year term ending June 2007.

     In June 2002, the Company acquired land and two buildings adjacent to Los Abrigados for $444,000 cash. In August 2002, the Company borrowed $337,500 which is secured by the property, bears interest at a fixed rate of 7.5%, and is payable in monthly payments of $1,406.25 principal plus accrued interest until July 2007 when the unpaid balance is due in full.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in Sedona Worldwide Incorporated to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001 at an interest rate of prime plus 3%, with interest payable monthly, and a maturity date of December 31, 2001. Pursuant to the agreement, the Company had advanced SWI $108,000 as of December 31 2001. On January 2, 2002, the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents our contractual cash obligations and commercial commitments as of June 30, 2002. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                   PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH            -------------------------------------------------------------------
OBLIGATIONS                    TOTAL       < 1 YEAR      1-3 YEARS     4-5 YEARS     > 5 YEARS
----------------            -----------   -----------   -----------   -----------   -----------
LONG-TERM DEBT              $39,216,000   $ 5,949,000   $12,272,000   $12,613,000   $ 8,382,000
CAPITAL LEASE OBLIGATIONS       112,000        74,000        38,000            --            --
OPERATING LEASES             17,175,000     1,545,000     2,710,000     2,149,000    10,771,000
                            -----------   -----------   -----------   -----------   -----------
TOTAL                       $56,503,000   $ 7,568,000   $15,020,000   $14,762,000   $19,153,000
                            ===========   ===========   ===========   ===========   ===========

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the six months ended June 30, 2002. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM III. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM IV. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On Thursday, June 20, 2002, the Company held it Annual Meeting of Shareholders. At this meeting, the Shareholders were asked to vote on the following proposal:

     To elect eight (8) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

     The voting results were as follows:

     Nominees recommended in the Proxy Statement:

                                 Votes For   Votes Against   Votes Withheld
                                 ---------   -------------   --------------
     Steven R. Chanen            2,596,647         0             21,742
     Joseph P. Martori           2,600,018         0             15,371
     Joseph P. Martori, II       2,600,154         0             15,235
     Patrick J. McGroder III     2,607,395         0              7,994
     James W. Myers              2,598,821         0             16,568
     Nancy J. Stone              2,599,982         0             15,407
     Steven A. White             2,611,885         0              3,504
     Edward S. Zielinski         2,600,142         0             15,247

     As a result of the vote, the following eight directors will serve until the next annual meeting or until his or her successor is elected and qualified:

     Steven R. Chanen, Joseph P. Martori, Joseph P. Martori, II, James W. Myers, Patrick J. McGroder III, Nancy J. Stone, Steven A. White and Edward S. Zielinski.

ITEM V. OTHER INFORMATION

     None

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.  Description
          -----------  -----------
             10.1      LOAN PURCHASE AND SALE AGREEMENT
                       between ILX Resorts Incorporated and
                       Las Vegas Golf Center, L.L.C. dated June 23, 2002
             10.2      Allonge dated June 23, 2002,
                       executed on behalf of Las Vegas
                       Golf Center, L.L.C., to the order of
                       ILX Resorts Incorporated
             99.1 CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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


Date: As of August 12, 2002