Form 10-Q/A
period 2002-06-30
ILX RESORTS INC
filed 2002-10-15
CIK 819551

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                                   Outstanding at June 30, 2002
-------------------------------                     ----------------------------
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
                                                                    ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended June 30,     Six months ended June 30,
                                                       ----------------------------    ----------------------------
                                                           2001            2002            2001            2002
                                                       ------------    ------------    ------------    ------------
REVENUES:
   Sales of Vacation Ownership Interests               $  7,978,808    $  9,706,137    $ 14,499,032    $ 16,890,982
   Resort operating revenue                               4,627,334       4,523,454       8,674,558       8,153,170
   Interest income                                          551,077       1,831,437       1,242,599       2,856,166
                                                       ------------    ------------    ------------    ------------

       Total revenues                                    13,157,219      16,061,028      24,416,189      27,900,318
                                                       ------------    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
   Cost of Vacation Ownership Interests sold              1,358,800       1,409,789       2,467,446       2,457,850
   Cost of resort operations                              3,846,927       3,653,890       7,095,357       7,019,260
   Sales and marketing                                    4,369,893       5,847,783       8,451,761      10,431,772
   General and administrative                             1,174,123       1,874,177       2,221,762       2,972,854
   Provision for doubtful accounts                          349,947         427,368         636,142         742,131
   Depreciation and amortization                            202,407         271,647         300,461         494,484
                                                       ------------    ------------    ------------    ------------

       Total cost of sales and operating expenses        11,302,097      13,484,654      21,172,929      24,118,351
                                                       ------------    ------------    ------------    ------------

Operating income                                          1,855,122       2,576,374       3,243,260       3,781,967

Income from land and other, net
(Related Party) - Note 4                                     38,764         (54,622)         35,497         471,751
                                                       ------------    ------------    ------------    ------------

Total operating income                                    1,893,886       2,521,752       3,278,757       4,253,718

Interest expense                                           (638,745)       (481,585)     (1,382,229)       (967,786)
                                                       ------------    ------------    ------------    ------------

Income before income taxes                                1,255,141       2,040,167       1,896,528       3,285,932

Income tax expense                                         (491,646)       (816,066)       (751,524)     (1,314,373)
                                                       ------------    ------------    ------------    ------------

Net income                                             $    763,495    $  1,224,101    $  1,145,004    $  1,971,559
                                                       ============    ============    ============    ============

Net income per share
  Basic                                                $       0.23    $       0.41    $       0.34    $       0.66
                                                       ============    ============    ============    ============

  Diluted                                              $       0.22    $       0.40    $       0.33    $       0.64
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

NOTE 3. SHAREHOLDERS' EQUITY

     During the six months ended June 30, 2002, the Company issued 300 shares of restricted common stock, valued at $1,035 and 58,745 shares of common stock, valued at $402,662, to employees in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4(2) of the Securities Act of 1933. For the six months ended June 30, 2002 and 2001, the Company recorded the exchange of 42,723 and 3,639 Series C Convertible shares for 14,241 and 1,213 common shares, respectively. Also during the six months ended June 30, 2002, the Company purchased 97,995 shares of its common stock for $722,205.

NOTE 4. RELATED PARTY TRANSACTION

     In March 2002, the Company completed a transaction with Edward John Martori
(EJM). EJM has been a creditor of the company and is a direct and indirect major shareholder of the Company. EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has recognized $48,326 in rent expense for the six months ended June 30, 2002.

NOTE 5. OTHER

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                                ---------------------------   -------------------------
                                                                      2001        2002            2001        2002
                                                                    --------    --------        --------    --------
As a percentage of total revenues:
  Sales of Vacation Ownership Interests                                 60.6%       60.4%           59.4%       60.6%
  Resort operating revenue                                              35.2%       28.2%           35.5%       29.2%
  Interest income                                                        4.2%       11.4%            5.1%       10.2%
                                                                    --------    --------        --------    --------
  Total revenues                                                       100.0%      100.0%          100.0%      100.0%
                                                                    ========    ========        ========    ========
As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                             17.0%       14.5%           17.0%       14.6%
  Sales and marketing                                                   54.8%       60.2%           58.3%       61.8%
  Provision for doubtful accounts                                        4.4%        4.4%            4.4%        4.4%
  Contribution margin percentage from sale of Vacation
    Ownership Interests (1)                                             23.8%       20.8%           20.3%       19.3%

As a percentage of resort operating revenue:
  Cost of resort operations                                             83.1%       80.8%           81.8%       86.1%

As a percentage of total revenues:
  General and administrative                                             8.9%       11.7%            9.1%       10.7%
  Depreciation and amortization                                          1.5%        1.7%            1.2%        1.8%
  Operating income                                                      14.1%       16.0%           13.3%       13.6%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                              502         558             912         978
  Average sales price per Vacation Ownership Interest
    sold (excluding revenues from Upgrades) (2)                     $ 14,263    $ 14,515        $ 14,202    $ 14,383
  Average sales price per Vacation  Ownership Interest
    sold (including revenues from Upgrades) (2)                     $ 15,607    $ 17,140        $ 15,611    $ 17,012

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

     Sales of Vacation Ownership Interests increased 21.6% or $1,727,329 to $9,706,137 for the three months ended June 30, 2002, from $7,978,808 for the same period in 2001 and increased 16.5% or $2,391,950 to $16,890,982 for the six months ended June 30, 2002 from $14,499,032 for the same period in 2001. The

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

increases reflect primarily sales from the Las Vegas sales office which opened in mid January 2002 and greater sales to existing owners, net of decreased sales from the Sedona sales office due to reduced tour flow and decreased sales from the Kohl's Ranch sales office due to lower efficiency (revenue per tour) and closing rates. The decrease in tours to the Sedona sales office reflects fewer tours generated from outside vendors and the reduction of certain telemarketing programs. While total revenue decreased to this sales office as a result of fewer tours, the efficiency increased.

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

     Income from land and other, net (including Related Party) for the six months ended June 30, 2002 includes a gain of $586,111 on the sale in March 2002 of the Sedona Station (the Sedona sales office) offset by a loss of $48,884 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated as of January 2, 2002. The Sedona Station was sold to EJM, a creditor of the
Company and a direct and indirect major shareholder, for $1,650,000 and is leased back from EJM by the Company under a nine-year lease agreement. The sales price was negotiated and agreed to by the parties to the transaction based on current market values. The market price was predicated on the knowledge of the Company, its counsel and advisors of the Sedona real estate market and the capitalization of rent. At the time of the transaction, the Company owned six properties and leased several other locations in Sedona. In connection with the financing of some of these other transactions, recent appraisals had been obtained on comparable properties. The Company compared the sales price and lease rate to comparable properties and found them within the range of transactions related to those and other properties. This transaction enabled the Company to pay in full a $700,000 note payable to the affiliate which otherwise would have been due and payable in full in December 2003. The lease capitalization rate of ten percent is equivalent to the interest rate on that note.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the six months ended June 30, 2001 and 2002, cash provided by operations was $3,550,386 and $3,976,819, respectively. The increase in cash provided by operations reflects increased net income and related income tax expense and the combined effect of common stock issued to employees in lieu of cash compensation, a net decrease in resort property held for Vacation Ownership Interest sales, after consideration of the annexation of the Bell Rock Inn, from higher sales of Vacation Ownership Interests net of cash paid for 2001 income taxes and an increase in other assets. The increase in other assets is the result of estimated tax payments made for 2002, maintenance fee payments made to the Carriage House for 2002 which will be amortized over the entire year, and loan fees paid for the $3.8 million note payable entered into in June 2002.

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

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%. In March 2002, the Company sold the property to EJM for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan secured by the property, which had a balance of $794,345, was assumed by the purchaser and a note payable to EJM of $700,000 was paid in full as part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has recognized $48,326 in rent expense for the six months ended June 30, 2002.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

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

ITEM VI. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          Exhibit No.         Description
          -----------         -----------
             10.1             LOAN PURCHASE AND SALE AGREEMENT between ILX
                              Resorts Incorporated and Las Vegas Golf Center,
                              L.L.C. dated June 23, 2002

             10.2 Allonge dated June 23, 2002, executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated

             99.1 CERTIFICATION PURSUANT TO 18 U.S.C.ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


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

Date: As of October 11, 2002