Form 10-Q
period 2002-09-30
ILX RESORTS INC
filed 2002-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2002        Commission File Number 001-13855


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

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

            Class                              Outstanding at September 30, 2002
            -----                              ---------------------------------
Common Stock, without par value                         2,940,286 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,    September 30,
                                                                     2001            2002
                                                                  ------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
  Cash and cash equivalents                                       $  3,548,058    $  2,466,297
  Notes receivable, net                                             30,365,225      33,333,797
  Resort property held for Vacation Ownership Interest sales        20,270,872      24,235,517
  Resort property under development                                  5,116,227         466,831
  Land held for sale                                                   830,686         793,100
  Deferred assets                                                      131,794          97,383
  Property and equipment, net                                        6,189,082       8,473,767
  Other assets                                                       7,672,891      10,128,751
                                                                  ------------    ------------

      TOTAL ASSETS                                                $ 74,124,835    $ 79,995,443
                                                                  ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                                $  1,488,456    $  1,222,245
  Accrued and other liabilities                                      2,354,911       3,734,966
  Income taxes payable                                                 689,923              --
  Due to affiliates                                                     24,022              --
  Notes payable                                                     40,619,303      43,553,006
  Notes payable to affiliates                                        1,000,000              --
  Deferred income taxes                                              2,163,207       3,936,279
                                                                  ------------    ------------

      Total liabilities                                             48,339,822      52,446,496
                                                                  ------------    ------------

Shareholders' Equity
  Preferred stock, $10 par value; 10,000,000 shares authorized;
    284,816 and 182,310 shares issued and outstanding;
    liquidation preference of $2,848,160 and $1,823,100              1,117,025         929,750
  Common stock, no par value; 30,000,000 shares authorized;
    4,132,702 and 4,277,381 shares issued                           18,405,576      19,201,143
  Treasury stock, at cost, 1,200,700 and 1,337,095 shares,
    respectively                                                    (3,688,083)     (4,718,769)
  Guaranteed ESOP obligation                                                --        (181,500)
  Additional paid in capital                                           269,869          79,556
  Retained earnings                                                  9,680,626      12,238,767
                                                                  ------------    ------------

      Total shareholders' equity                                    25,785,013      27,548,947
                                                                  ------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 74,124,835    $ 79,995,443
                                                                  ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three months ended              Nine months ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2002            2001            2002
                                                   ------------    ------------    ------------    ------------
REVENUES:
  Sales of Vacation Ownership Interests            $  7,405,043    $  9,629,403    $ 21,904,075    $ 26,520,385
  Resort operating revenue                            4,236,122       4,091,017      12,910,680      12,244,187
  Interest income                                       658,261       1,484,663       1,900,860       4,340,829
                                                   ------------    ------------    ------------    ------------

      Total revenues                                 12,299,426      15,205,083      36,715,615      43,105,401
                                                   ------------    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership Interests sold           1,257,615       1,398,031       3,725,061       3,855,881
  Cost of resort operations                           3,834,829       3,842,998      10,930,186      10,862,258
  Sales and marketing                                 3,890,638       6,120,823      12,342,399      16,552,596
  General and administrative                          1,274,569       1,583,769       3,496,331       4,556,622
  Provision for doubtful accounts                       323,930         423,063         960,072       1,165,194
  Depreciation and amortization                         245,281         304,621         545,742         799,105
                                                   ------------    ------------    ------------    ------------

      Total cost of sales and operating expenses     10,826,862      13,673,305      31,999,791      37,791,656
                                                   ------------    ------------    ------------    ------------

Operating income                                      1,472,564       1,531,778       4,715,824       5,313,745

Income from land and other, net (Related Party)           7,233         122,331          42,730         594,082
                                                   ------------    ------------    ------------    ------------

Total operating income                                1,479,797       1,654,109       4,758,554       5,907,827

Interest expense                                       (615,492)       (552,209)     (1,997,721)     (1,519,995)
Equity in loss of related party                              --         (45,396)             --         (45,396)
                                                   ------------    ------------    ------------    ------------

Income before income taxes                              864,305       1,056,504       2,760,833       4,342,436

Income tax expense                                     (345,722)       (422,601)     (1,097,246)     (1,736,974)
                                                   ------------    ------------    ------------    ------------

NET INCOME                                         $    518,583    $    633,903    $  1,663,587    $  2,605,462
                                                   ============    ============    ============    ============
NET INCOME PER SHARE
  Basic                                            $       0.16    $       0.21    $       0.50    $       0.88
                                                   ============    ============    ============    ============
  Diluted                                          $       0.16    $       0.20    $       0.49    $       0.85
                                                   ============    ============    ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended
                                                                                   September 30,
                                                                           ----------------------------
                                                                               2001            2002
                                                                           ------------    ------------
Cash flows from operating activities:
  Net income                                                               $  1,663,587    $  2,605,462
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss (gain) on sale of property and equipment                                13,373        (564,658)
    Undistributed losses of equity investment in a related party                     --          45,396
    Loss on assumption of Sedona Worldwide Incorporated assets
      and liabilities                                                                --          48,887
    Income tax expense                                                        1,097,246       1,736,974
    Provision for doubtful accounts                                             960,072       1,165,194
    Depreciation and amortization                                               545,742         799,105
    Amortization of guarantee fees                                               29,286          34,411
    Contribution of common stock to ESOP Plan                                    41,905              --
    Common stock issued in exchange for services                                  4,210         449,892
    Change in assets and liabilities:
      Decrease (increase) in resort property held for Vacation Ownership
        Interest sales                                                        1,109,274      (3,964,645)
      (Increase) decrease in resort property under development                   (9,459)      4,649,396
      (Increase) decrease in land held for sale                                 (21,137)         37,586
      Increase in other assets                                                 (256,912)     (2,666,232)
      Decrease in accounts payable                                              (54,853)       (266,211)
      Increase in accrued and other liabilities                                 104,042       1,295,878
      Decrease in income taxes payable                                               --        (653,825)
      Increase (decrease) in due to affiliates                                   24,022         (24,022)
                                                                           ------------    ------------
Net ash provided by operating activities                                      5,250,398       4,728,588
                                                                           ------------    ------------
Cash flows from investing activities:
  Increase in notes receivable, net                                          (3,771,056)     (4,133,766)
  Cash acquired from Sedona Worldwide Incorporated                                   --          30,457
  Purchases of plant and equipment, net                                        (986,644)     (3,843,668)
                                                                           ------------    ------------
Net cash used in investing activities                                        (4,757,700)     (7,946,977)
                                                                           ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable                                                15,217,156      18,860,642
  Principal payments on notes payable                                       (13,519,300)    (15,314,094)
  Principal payments on notes payable to affiliates                                  --        (300,000)
  Preferred stock dividends                                                     (47,448)        (47,321)
  Redemption of preferred stock                                                    (805)           (770)
   Elimination of preferred stock liquidation preference                             --        (191,143)
  Exercise of options by ESOP Plan                                                   --         160,000
  Acquisition of treasury stock and other                                    (2,021,593)     (1,030,686)
                                                                           ------------    ------------
Net cash (used in) provided by financing activities                            (371,990)      2,136,628
                                                                           ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                120,708      (1,081,761)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              2,518,122       3,548,058
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  2,638,830    $  2,466,297
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                              Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                           -------------------------   -------------------------
                              2001          2002          2001          2002
                           -----------   -----------   -----------   -----------
Interest paid              $   623,698   $   582,315   $ 1,985,073   $ 1,555,569
Income taxes paid                   --       335,409            --     1,216,092
Interest capitalized                --        83,339            --       258,300

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                Three Months Ended              Nine Months Ended
                                                   September 30                    September 30
                                           ----------------------------    ----------------------------
                                               2001            2002            2001            2002
                                           ------------    ------------    ------------    ------------
Net income                                 $    518,583    $    633,903    $  1,663,587    $  2,605,462
Less: Series A preferred stock dividends        (11,969)        (11,830)        (35,907)        (35,491)
                                           ------------    ------------    ------------    ------------
Net income available to common
  stockholders - basic                     $    506,614    $    622,073    $  1,627,680    $  2,569,971
                                           ============    ============    ============    ============
Weighted average shares of common
  stock outstanding - basic                   3,132,475       2,940,462       3,268,408       2,935,972
                                           ============    ============    ============    ============

Basic net income per share                 $       0.16    $       0.21    $       0.50    $       0.88
                                           ============    ============    ============    ============

                          DILUTED NET INCOME PER SHARE

                                                Three Months Ended              Nine Months Ended
                                                  September 30                     September 30
                                           ----------------------------    ----------------------------
                                               2001            2002            2001            2002
                                           ------------    ------------    ------------    ------------
Net income                                 $    518,583    $    633,903    $  1,663,587    $  2,605,462
Less: Series A preferred stock dividends        (11,969)        (11,830)        (35,907)        (35,491)
                                           ------------    ------------    ------------    ------------
Net income available to common
  stockholders - diluted                   $    506,614    $    622,073    $  1,627,680    $  2,569,971
                                           ============    ============    ============    ============

Weighted average shares of common
  stock outstanding                           3,132,475       2,940,462       3,268,408       2,935,972
Add: Convertible preferred stock (Series
  B and C) dilutive effect                       78,603          55,620          79,808          68,521
    Stock options dilutive effect                34,127          38,760             593          36,329
                                           ------------    ------------    ------------    ------------
Weighted average shares of common stock
  outstanding - dilutive                      3,245,205       3,034,842       3,348,809       3,040,822
                                           ============    ============    ============    ============

Diluted net income per share               $       0.16    $       0.20    $       0.49    $       0.85
                                           ============    ============    ============    ============

     Stock options to purchase 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three and nine months ended at September 30, 2002 but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. Stock options to purchase 70,700 shares of common stock at prices ranging from $6.82 per share to $8.125 per share and options to purchase 170,700 shares of common stock at prices ranging from $4.00 per share to $8.125 per share were outstanding for the three and nine months ended September 30, 2001, respectively but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market prices of common shares. These options expire in 2004.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2002, the Company issued 4,300 shares of restricted common stock, valued at $16,415 and 62,597 shares of common stock, valued at $433,477, to employees and a professional service provider in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the nine months ended September 30, 2002 and 2001, the Company recorded the exchange of 47,346 and 7,770 Series C Convertible shares for 15,782 and 2,590 common shares, respectively. Also during the nine months ended September 30, 2002, the Company purchased 136,395 shares of its common stock for $1,030,686.

     In August 2002, the Series B Convertible Preferred shareholders converted the remaining 55,000 outstanding shares of Series B Convertible Preferred Stock for 22,000 shares of common stock, and the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP") agreed to purchase such common shares at $8.25 per share in exchange for notes payable of $181,500. The notes bear interest at 6%, payable in quarterly payments of principal and interest through 2003, and are secured by the common shares. The principal amount of the notes is guaranteed by the Company and has been recorded as a guaranteed ESOP obligation. The transaction eliminated the liquidation preference of $550,000 and the payment of $191,143 has been recorded as a reduction to additional paid in capital.

NOTE 4. RELATED PARTY TRANSACTION

     In March 2002, the Company completed a transaction with Edward John Martori
(EJM). EJM has been a creditor of the company and is a direct and indirect major shareholder of the Company. EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $82,500 in rent expense for the nine months ended September 30, 2002.

NOTE 5. OTHER

     In April 2002, the Company borrowed $2.0 million to finance the construction of 21 new units on land owned by the Company in Pinetop, Arizona. The promissory note payable bears interest at prime plus 1.5%, however the rate shall never be less than 7.0%. The debt is payable in equal monthly payments of principal and interest over a five-year term ending May 2007.

     In May 2002, the Company annexed the Bell Rock Inn into Premiere Vacation Club and consequently transferred $4,975,203 to resort property held for Vacation Ownership Interest sales from resort property under development.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The $5 million purchase price for the leasehold interest consisted of a $100,000 earnest money deposit made in August 2000 and a $4.9 million promissory note from a subsidiary of the Company to an unrelated third party ("the Note"). In June 2002, the Company purchased the Note for $3.325 million. Both the $4.9 million receivable and the Note are eliminated in consolidation. The original discount of $1,575,000 is being amortized to income over the term of the Note. That discount, net of accumulated amortization, is included in notes payable. The Company amortized $36,432 during the third quarter of 2002. The Company borrowed $3.8 million in June 2002, a portion of which was used to purchase the Note and the Note is collateral for the borrowing. The $3.8 million promissory note bears interest at prime plus 1.0%, with a minimum interest rate of 7%, and is payable in equal monthly payments of principal and interest over a five-year term ending June 2007.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     In July 2002, the Company invested $1,000,000 in cash for 8,000,000 shares, or an approximately 36.4% ownership interest, in Greens Worldwide Incorporated ("GWWI"). The investment in GWWI is included in other assets and the Company is accounting for its interest in GWWI on the equity method.

     In August 2002, the Company entered into a sublease with GWWI for approximately 20 acres of real property and 13,000 square feet of an existing building on the 44-acre parcel in Las Vegas. The monthly rent of $31,792.50 is subject to adjustment in future years over the 49 year term of the lease.

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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement. The Company also owns 1,128 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 600 of which have been annexed into Premiere Vacation Club.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                              Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            ----------------------    ----------------------
                                                              2001         2002         2001         2002
                                                            ---------    ---------    ---------    ---------
As a percentage of total revenues:
  Sales of Vacation Ownership Interests                          60.2%        63.3%        59.7%        61.5%
  Resort operating revenue                                       34.4%        26.9%        35.2%        28.4%
  Interest income                                                 5.4%         9.8%         5.1%        10.1%
                                                            ---------    ---------    ---------    ---------
  Total revenues                                                100.0%       100.0%       100.0%       100.0%
                                                            =========    =========    =========    =========

As a percentage of sales of Vacation Ownership Interests:
  Cost of Vacation Ownership Interests sold                      17.0%        14.5%        17.0%        14.5%
  Sales and marketing                                            52.5%        63.6%        56.3%        62.4%
  Provision for doubtful accounts                                 4.4%         4.4%         4.4%         4.4%
  Contribution margin percentage from sale of Vacation
    Ownership Interests (1)                                      26.1%        17.5%        22.3%        18.7%

As a percentage of resort operating revenue:
  Cost of resort operations                                      90.5%        93.9%        84.7%        88.7%

As a percentage of total revenues:
  General and administrative                                     10.4%        10.4%         9.5%        10.6%
  Depreciation and amortization                                   2.0%         2.0%         1.5%         1.9%
  Operating income                                               12.0%        10.1%        12.8%        12.3%

Selected operating data:
  Vacation Ownership Interests sold (2) (3)                       448          515        1,360        1,493
  Average sales price per Vacation Ownership Interest
    sold (excluding revenues from Upgrades) (2)             $  14,258    $  15,072    $  14,221    $  14,621
  Average sales price per Vacation  Ownership Interest
    sold (including revenues from Upgrades) (2)             $  16,249    $  18,414    $  15,821    $  17,495

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.
(2)  Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 690 and 792 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2001 and 2002, respectively, and 2,101 and 2,254 biennial and annual vacation ownership interests for the nine months ended September 30, 2001 and 2002, respectively.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     Sales of Vacation Ownership Interests increased 30.0% or $2,224,360 to $9,629,403 for the three months ended September 30, 2002, from $7,405,043 for the same period in 2001 and increased 21.1% or $4,616,310 to $26,520,385 for the

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

nine months ended September 30, 2002 from $21,904,075 for the same period in 2001. The increases reflect primarily sales from the Las Vegas sales office which opened in mid January 2002 and greater sales to existing owners, net of decreased sales from the Sedona sales office due to reduced tour flow and decreased sales from the Kohl's Ranch sales office due to lower closing rates. The decrease in tours to the Sedona sales office reflects fewer tours generated from outside vendors and the reduction of certain telemarketing programs. While total revenue decreased to this sales office as a result of fewer tours, the efficiency increased.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 5.7% or $814 to $15,072 for the three months ended September 30, 2002 from $14,258 for the same period in 2001 and increased 2.8% or $400 to $14,621 for the nine months ended September 30, 2002 from $14,221 for the same period in 2001. The number of Vacation Ownership Interests sold increased 15.0% from 448 in the three months ended September 30, 2001 to 515 for the same period in 2002 and increased 9.8% from 1,360 in the nine months ended September 30, 2001 to 1,493 for the same period in 2002 due to the opening of the Las Vegas office, net of reduced sales in the Sedona and Kohl's Ranch sales offices as described above, as well as the closure of the Phoenix sales office in May 2001. The three and nine months ended September 30, 2002 included 555 and 1,523 biennial Vacation Ownership Interests (counted as 277.5 and 761.5 annual Vacation Ownership Interests) compared to 485 and 1,483 biennial Vacation Ownership Interests (counted as 242.5 and 741.5 annual Vacation Ownership Interests) in the same periods in 2001, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 93.0% to $1,719,459 for the three months ended September 30, 2002 from $890,790 for the same period in 2001 and increased 97.2% to $4,290,796 for the nine months ended September 30, 2002 from $2,175,905 for the same period in 2001. Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. Upgrade revenue has increased due to expanded marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 13.3% or $2,165 to $18,414 for the three months ended September 30, 2002 from $16,249 in 2001 and increased 10.6% or $1,674 to $17,495 for the nine months ended September 30, 2002 from $15,821 for the same period in 2001.

     Resort operating revenue decreased 3.4% and 5.2% or $145,105 and $666,493 to $4,091,017 and $12,244,187 for the three and nine months ended September 30, 2002, respectively, reflecting a decrease in business and tourist travel by non-owners in the first nine months of 2002, as well as timing differences in revenue from vacation interval owners in the first quarter. Cost of resort operations as a percentage of resort operating revenue increased from 90.5% to 93.9% for the third quarter ended September 30, 2002 and increased from 84.7% to 88.7% for the nine months ended September 30, 2002. Because of the large fixed cost component of resort operations, reductions in revenue resulted in greater costs as a percentage of revenue. Actual resort operating costs were comparable between quarters and lower year to date September 30, 2002 than the same period in 2001.

     Interest income increased 125.5% to $1,484,663 for the three months ended September 30, 2002 from $658,261 for the same period in 2001 and increased 128.4% to $4,340,829 for the nine months ended September 30, 2002 from $1,900,860 for the same period in 2001, reflecting an increase in the percentage of Customer Notes sold in 2002, for which the Company recognizes the interest premium upon sale of the note and the increased portfolio of interest bearing retained notes.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 17.0% for the three and nine months ended September 30, 2001 to 14.5% for the three and nine months ended September 30, 2002, respectively, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 63.6% for the three months ended September 30, 2002 from 52.5% for the same period in 2001 and to 62.4% for the nine months ended September 30, 2002 from 56.3% for the same period in 2001, reflecting the start-up of the Las Vegas sales office which opened in January 2002.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and nine month periods ended September 30, 2001 and 2002.

     General and administrative expenses were consistent at 10.4% of total revenue for the three month periods ended September 30, 2002 and 2001 and increased to 10.6% of total revenue for the nine months ended September 30, 2002, from 9.5% for the same period in 2001. The increase for the nine month period reflects increased professional fees, including fees for development of an enhanced website and expenses for Premiere Park in Las Vegas.

     Income from land and other, net (including Related Party) for the nine months ended September 30, 2002 includes a gain of $586,111 on the sale in March 2002 of the Sedona Station (the Sedona sales office) offset by a loss of $48,884 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated as of January 2, 2002. The Sedona Station was sold to EJM, a creditor of the company and a direct and indirect major shareholder, for $1,650,000 and is leased back from EJM by the Company under a nine-year lease agreement. The sales price was negotiated and agreed to by the parties to the transaction based on current market values. The market price was predicated on the knowledge of the Company, its counsel and advisors of the Sedona real estate market and the capitalization of rent. At the time of the transaction, the Company owned five properties and leased several other locations in Sedona. In connection with the financing of some of these other transactions, recent appraisals had been obtained by financial institutions on comparable properties. The Company compared the sales price and lease rate to comparable properties and found them within the range of transactions related to those and other properties. This transaction enabled the Company to pay in full a $700,000 note payable to the affiliate which otherwise would have been due and payable in full in December 2003. The lease capitalization rate of ten percent is equivalent to the interest rate on that note.

     The 10.3% and 23.9% decreases in interest expense to $552,209 and $1,519,995 for the three and nine months ended September 30, 2002 from $615,492 and $1,997,721 for the same periods in 2001, respectively, reflect interest rate reductions on the Company's variable rate notes and capitalized interest related to construction in Las Vegas and Arizona in 2002.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the nine months ended September 30, 2001 and 2002, cash provided by operations was $5,250,398 and $4,728,588, respectively. The decrease in cash provided by operations reflects cash paid for 2001 income taxes and an increase in other assets for an investment in a related party, estimated tax payments for 2002, and increased escrow balances, net of increased net income and related income tax expense, the effect of common stock issued in lieu of cash compensation, and an increase in accrued and other liabilities, reflecting timing differences between years in drawing funds from the homeowners associations for operating activities.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

     At December 31, 2001, the Company, excluding its Genesis subsidiary, had Net Operating Loss (NOL) carryforwards of approximately $4.7 million, which expire in 2002 through 2020. At December 31, 2001, Genesis had federal NOL carryforwards of approximately $2.0 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities during the nine months ended September 30, 2001 and 2002 was $4,757,700 and $7,946,977,
respectively. The increase reflects construction activities in Las Vegas, including construction of a restaurant at the Carriage House and renovation of a portion of the existing building at Premiere Park into a sales center and the addition of a model suite and sales lounge.

     Net cash used in financing activities for the nine months ended September 30, 2001 was $371,990 compared to net cash provided by financing activities of $2,136,628 for the nine months ended September 30, 2002. Cash provided by financing activities in 2002 includes the borrowing of $2.0 million to finance the construction of 21 new units in Pinetop, Arizona, and additional borrowings to finance the purchase of a building and equipment, net of greater principal payments on notes payable.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the nine months ended September 30, 2002, the Company contributed $160,000 to the ESOP and the ESOP used the funds to exercise options for 40,000 shares of the Company's common stock at $4.00 per share. In August 2002, the ESOP entered into an agreement to purchase 22,000 shares of common stock for $181,500 in notes payable secured by the stock. The notes bear interest at 6% and mature in 2003.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At September 30, 2002, the Company has an agreement with a financial institution for a commitment of $40 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At September 30, 2002, $14.3 million of the $40 million commitment was available to the Company.

     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2003. At September 30, 2002, approximately $11.6 million is available under this commitment.

     At September 30, 2001 and 2002, the Company had approximately $12.4 million and $12.8 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In the first nine months of 2002, the Company purchased 136,395 treasury shares for a cost of $1,030,686.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%. In March 2002, the Company sold the property to EJM for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan secured by the property, which had a balance of $794,345, was assumed by the purchaser and a note payable to EJM of $700,000 was paid in full as part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has recognized $82,500 in rent expense for the nine months ended September 30, 2002.

     In the nine months ended September 30, 2002, the Company purchased 386 Vacation Ownership Interests in the Carriage House in Las Vegas for approximately $424,500, which it intends to annex into Premiere Vacation Club in the future.

     In April 2002, the Company borrowed $2.0 million to finance the construction of 21 new units on land owned by the Company in Pinetop, Arizona. The promissory note payable bears interest at prime plus 1.5%. The debt is payable in equal monthly payments of principal and interest over a five-year term ending May 2007.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     In October 2002, the Company contributed an additional $80,000 to the ESOP and the ESOP used the funds to exercise options for 20,000 shares of the Company's common stock at $4.00 per share.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents the contractual cash obligations and commercial commitments as of September 30, 2002. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                  PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH            -------------------------------------------------------------------
OBLIGATIONS                    TOTAL       < 1 YEAR      1-3 YEARS     4-5 YEARS     > 5 YEARS
-----------                 -----------   -----------   -----------   -----------   -----------
LONG-TERM DEBT              $43,489,000   $ 6,315,000   $13,105,000   $13,784,000   $10,285,000
CAPITAL LEASE OBLIGATIONS        64,000        36,000        28,000            --            --
OPERATING LEASES             16,785,000     1,518,000     2,668,000     2,066,000    10,533,000
                            -----------   -----------   -----------   -----------   -----------
TOTAL                       $60,338,000   $ 7,869,000   $15,801,000   $15,850,000   $20,818,000
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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the nine months ended September 30, 2002. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

                             CONTROLS AND PROCEDURES

ITEM IV. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and its Chief Financial Officer determined that such controls and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                     PART II

ITEM I. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM II. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company eliminated the liquidation preference of its Series B preferred stock.

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



                              /s/ Joseph P. Martori
                    ----------------------------------------
                                Joseph P. Martori
                             Chief Executive Officer


                               /s/ Nancy J. Stone
                    ----------------------------------------
                                 Nancy J. Stone
                                    President


                             /s/ Margaret M. Eardley
                    ----------------------------------------
                               Margaret M. Eardley
               Executive Vice President & Chief Financial Officer


                            /s/ Taryn L. Chmielewski
                    ----------------------------------------
                              Taryn L. Chmielewski
                                 Vice President
                              Corporate Controller


Date: As of November 11, 2002

                       FORM OF CERTIFICATION FOR FORM 10-Q

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, and Chief Executive Officer of ILX Resorts Incorporated (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ILX Resorts Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Matori
                                        Chairman and Chief Executive Officer

                       FORM OF CERTIFICATION FOR FORM 10-Q

                                 CERTIFICATIONS

I, Margaret M. Eardley, Executive Vice President and Chief Financial Officer of ILX Resorts Incorporated (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ILX Resorts Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Executive Vice President and
                                          Chief Financial Officer