Form 10-K
period 2002-12-31
ILX RESORTS INC
filed 2003-03-31
CIK 819551

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the fiscal year ended December 31, 2002

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

Indicate the number of shares outstanding of each of the Registrant's classes of stock, as of the latest practicable date.

            Class                                  Outstanding at March 21, 2003
-------------------------------                    -----------------------------
Common Stock, without par value                          2,918,945 shares

At March 21, 2003, the aggregate market value of Registrant's common shares held by non-affiliates, based upon the closing price at such date, was approximately $7.0 million.

Portions of Registrant's definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                            ILX RESORTS INCORPORATED

                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                                                    3
-----------------------------------------------------------------------------------------------------------

  ITEMS 1 AND 2.  BUSINESS AND PROPERTIES                                                                 3

  ITEM 3.  LEGAL PROCEEDINGS                                                                             19

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           19

PART II                                                                                                  19
-----------------------------------------------------------------------------------------------------------

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                          19

  ITEM 6. SELECTED FINANCIAL DATA                                                                        19

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          20

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                    25

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE           25

PART III                                                                                                 26
-----------------------------------------------------------------------------------------------------------

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                            26

  ITEM 11. EXECUTIVE COMPENSATION                                                                        26

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                26

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                26

  ITEM 14. CONTROLS AND PROCEDURES                                                                       26

PART IV                                                                                                  26
-----------------------------------------------------------------------------------------------------------

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                               26

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

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

THE COMPANY

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX resorts"). The Company also holds 1,330 weeks at the Carriage House in Las Vegas, Nevada. One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

     At December 31, 2002, the ILX resorts represented an aggregate of 579 units and 29,336 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 169 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona and 1,147 weeks in the Carriage House in Las Vegas, Nevada, which have been annexed to Premiere Vacation Club. The 29,336 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests. The Company also markets additional interests, which consisted, at December 31, 2002, of an aggregate of approximately 213 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, Nevada, Florida, California and elsewhere (collectively, the "Additional Interests"), including 183 in the Carriage House which have not yet been annexed to Premiere Vacation Club.

     The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991. During the period from December 31, 1991 through December 31, 2002, the Company increased the number of ILX resorts from two to nine (excluding the Roundhouse Resort and the Carriage House), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 29,336 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House Vacation Ownership Interests, and the Additional Interests). The Company's total revenues increased from $6.1 million in 1991 to $58.6 million in 2002. During this period, the Company's growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts. The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (183 units), the Kohl's Ranch Lodge in Payson, Arizona (66 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (96 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona, the 1,500 Vacation Ownership Interests in San Carlos, Mexico, and 1,330 vacation ownership interests at the Carriage House in Las Vegas, Nevada.

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

     The Company is pursuing a two-pronged operating strategy which focuses on marketing Vacation Ownership Interests in the Company's convenient access resorts ("CARs") and in its Varsity Clubs. CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver). The Company's CARs are intended to facilitate more frequent "short-stay" getaways, which the Company believes is an increasingly popular vacation trend. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs. As of December 31, 2002, the Company operated eight resorts consisting of 579 units and held 10,969 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club. Third parties operate the Sea of Cortez Premiere Vacation Club and the Carriage House. The Company's inventory of CARs has been marketed primarily by ILX employees at the Company's on-site sales offices located at or near selected ILX resorts and, an offsite sales office in Las Vegas, Nevada.

     Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX resorts. Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts. Vacation Ownership Interests in individual ILX resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as Resort Condominiums International ("RCI") and Interval International ("II"). The majority of the Company's inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in Premiere Vacation Club, qualify as "red time," the highest demand classification for purposes of participation in such exchange networks. The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities, natural beauty and food and beverage discounts at its participating ILX resorts).

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

     In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada-Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, known as Premiere Park, into a mixed use development, including a vacation ownership sales office, cultural uses, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which contains a vacation ownership sales office operated by the Company, provides club facilities for the UNLV golf team, and the remainder is leased to Greens Worldwide Incorporated ("GWWI"). In addition to the existing building, the Company intends to lease the remaining developable space on the 44-acre site, to be built by the Company or by tenants to specifications approved by the Company.

     During 2002, the Company sold 3,019 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 2,692 and 2,575 during 2001 and 2000, respectively. The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $13,627 for an annual interest and $7,862 for a biennial interest, resulting in a weighted average price of $14,670 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2002 and $13,110 for an annual interest and $7,512 for a biennial interest, resulting in a weighted average price of $14,118 during the year ended December 31, 2001. Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee. At December 31, 2002, the Company had an existing inventory of 11,182 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club) and a master plan, subject to consumer demand, receipt of applicable permits and other contingencies generally applicable to real estate development, to construct up to, approximately, 2,500 additional Vacation Ownership Interests through 2003 and thereafter at the existing ILX resorts.

THE RESORTS

     The table below sets forth certain information, as of December 31, 2002, with respect to the ILX resorts. The information set forth below does not include the Company's planned expansion of the ILX resorts or development of additional Varsity Clubs and CARs. As described in Note 8 of the Notes to Consolidated Financial Statements, all of the Company's resorts except the Historic Crag's Lodge at the Golden Eagle Resort and the Los Abrigados Lodge(4) are encumbered by one or more deeds of trust.

                                                    SIZE OF                              RESORT AMENITIES
                                                    UNITS(2)        -------------------------------------------------------------
                                               -----------------    RESTAURANT/   WHIRLPOOL/    SWIMMING   FITNESS     LOCAL
RESORTS (L)                   LOCATION          S     1BR    2BR      LOUNGE         SPA          POOL     CENTER    AMENITIES(3)
-----------                   --------         ---    ---    ---    -----------   -----------   --------   -------   ------------
CONVENIENT ACCESS RESORTS
Los Abrigados Resort         Sedona, AZ               158     25        4/1           Y            Y-2        Y        B,BB,BL,
   & Spa                                                                                                               D,F,FW,G,
                                                                                                                       H,MT,Sh,
                                                                                                                       T,TH,V

The Inn at Los Abrigados     Sedona, AZ          9             1        4/1           Y            Y-2        Y        B,BB,BL,
                                                                                                                       D,F,FW,G,
                                                                                                                       H,MT,Sh,
                                                                                                                       T,TH,V

Kohl's Ranch Lodge           Payson, AZ         42      5     19        1/1           Y             Y         Y        B,BB,C,D,
                                                                                                                       F,FW,G,H,
                                                                                                                       Sh,TH,V

The Historic Crag's Lodge    Estes Park, CO      9     21      3        1/1           Y             Y         N        BL,D,F,FW,
  at the Golden Eagle Resort                                                                                           G,H,MT,
                                                                                                                       Sh,TH

Sea of Cortez                San Carlos,         8      6     16        4/2           Y             Y         Y        BL,BO,D,F,
  Premiere Vacation Club     Mexico                                                                                    G,H,Sh,T,

Bell Rock Inn                Village of         96                      1/1           Y            Y-2        N        B,BB,BL,
                             Oak Creek, AZ    ----   ----   ----                                                       D,F,FW,G,
                                                                                                                       H,MT,Sh
                                                                                                                       T,TH,V
     TOTAL CARS CURRENTLY BEING MARKETED
        AS VACATION OWNERSHIP INTERESTS        164    190     64

Los Abrigados Lodge (4)      Sedona, AZ         39                       N            N             Y         N        B,BB,BL,
                                              ----   ----   ----                                                       D,F,FW,G,
                                                                                                                       H,MT,Sh,
                                                                                                                       T,TH,V
     TOTAL CARS                                203    190     64

VARSITY CLUBS OF AMERICA
VCA-South Bend               South Bend, IN      3     54      5        1/1           Y             Y         Y        B,BB,BL,
                                                                                                                       D,G,M,
                                                                                                                       MT,Sh,UC

VCA-Tucson                   Tucson, AZ          4     44     12        1/1           Y             Y         Y        BL,D,G,M,
                                              ----   ----   ----                                                       MT,Sh,T,TH
                                                                                                                       UC
     TOTAL VARSITY CLUBS (5)                     7     98     17
                                              ----   ----   ----
Total                                          210    288     81
                                              ====   ====   ====

----------
(1) Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House and the Roundhouse Resort has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.
(2) "S" indicates studio unit; "1 BR" indicates one-bedroom unit; "2 BR" indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
(3) B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T
     - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.

(4) The Los Abrigados Lodge is not registered nor marketed for sale as Vacation Ownership Interests. Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.
(5) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

DESCRIPTION OF ILX RESORTS

     CONVENIENT ACCESS RESORTS

     LOS ABRIGADOS RESORT & SPA. Los Abrigados Resort & Spa ("Los Abrigados") is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona. This resort consists of 183 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges. Los Abrigados offers one- and two-bedroom units, including eight two-bedroom units completed in August 2002, each with a separate living area, bedroom, mini-kitchen and balcony or patio. Twenty-eight suites offer a fireplace and whirlpool spa as well. Seventeen units feature full kitchenettes. Los Abrigados is designed in southwestern decor and is surrounded by the dramatic red rocks of Oak Creek Canyon. This resort has an on-site sales office.

     Amenities at the resort include four restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball court, simulated golf, miniature golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities. In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible. Los Abrigados is an II Five-Star resort.

     As of December 31, 2002, Los Abrigados contained 9,516 Vacation Ownership Interests, of which approximately 24 remained available for sale (excluding 3,259.5 Vacation Ownership Interests owned by Premiere Vacation Club). The
Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.

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

     As of December 31, 2002, the Inn at Los Abrigados contained 520 Vacation Ownership Interests, of which approximately 132.5 remained available for sale (excluding 279.5 Vacation Ownership Interests owned by Premiere Vacation Club).

     KOHL'S RANCH LODGE. Kohl's Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona. It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world. Kohl's Ranch consists of 66 units, including two new units completed in December 2002. Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in the new duplex cabin also overlooking the creek. This resort also has an on-site sales office.

     Kohl's Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children's playground, gazebos and sport court. Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace. In addition, Kohl's Ranch offers a unique pet resort facility. Kohl's Ranch is both an RCI and an II resort.

     As of December 31, 2002, Kohl's Ranch contained 3,432 Vacation Ownership Interests, of which approximately 7 were available for sale (excluding 2,823 Vacation Ownership Interests owned by Premiere Vacation Club).

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

     The Company delayed construction of approximately 21 new units at the Roundhouse Resort in 2002 due to forest fires in the surrounding area, but is now proceeding with the permitting process. Once constructed, the Company intends to annex this additional inventory into Premiere Vacation Club. Construction may occur in phases, with only minimal common area amenities necessary.

     As of December 31, 2002, the Company holds 169 Vacation Ownership Interests in the Roundhouse Resort, all of which are held by Premiere Vacation Club.

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

     Golden Eagle is centered around the historic Crag's Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort's main lodge. Amenities offered at this resort include a restaurant, bar and library, as well as two other freestanding buildings containing six guest rooms and support facilities. Each unit at Golden Eagle features a fully equipped kitchenette, living and dining areas, television and video cassette player. Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions. Golden Eagle is both an RCI and an II resort.

     As of December 31, 2002, Golden Eagle contained 1,716 one-week Vacation Ownership Interests, of which 37 were available for sale (excluding 930 Vacation Ownership Interests owned by Premiere Vacation Club). The Company intends to construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

     BELL ROCK INN. In December 2000, the Company acquired the Bell Rock Inn, an existing resort in the Village of Oak Creek, Arizona. The property is located approximately six miles south of Los Abrigados Resort & Spa and consists of 96 lodging units, most of which include a fireplace and mini-kitchen facilities. The Bell Rock Inn has a full service restaurant and lounge, both of which are leased to an unaffiliated operator, with a large outdoor dining patio, two heated pools, two whirlpool spas, outdoor fireplaces and banquet/meeting space. The Bell Rock Inn is an II resort.

     LOS ABRIGADOS LODGE. In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021. The lessor was required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company renamed the property the "Los Abrigados Lodge." The property is used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Company's Sedona sales office. As of December 31, 2002, this resort contains 39 units. These units are not offered for sale as Vacation Ownership Interests.

     VARSITY CLUBS OF AMERICA

     VCA-SOUTH BEND. The Company's first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA-South Bend offers 62 units, consisting of studio, one- and two-bedroom suites. This resort has a small on-site sales operation which operates on a seasonal basis.

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

     As of December 31, 2002, this resort contained 3,224 one-week Vacation Ownership Interests, of which 252 were available for sale (excluding 1,169
Vacation Ownership Interests owned by Premiere Vacation Club). Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests). The Company is currently evaluating the possibility of such expansion.

     VCA-TUCSON. The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA-Tucson offers 60 units, consisting of studio, one- and two-bedroom suites. This resort has an on-site sales office.

     VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes. Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels. Amenities at this resort include a Sports Lounge designed similar to that at VCA-South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, putting green, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children's playground, business center and special events facilities. VCA-Tucson is an II Five-Star resort.

     At December 31, 2002, this resort contained 3,120 one-week Vacation Ownership Interests, of which 46 were available for sale (excluding 2,831 Vacation Ownership Interests owned by Premiere Vacation Club).

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

     Sea of Cortez Premiere Vacation Club was completed in 2001. Each unit has an ocean view. The Premiere Vacation Club has a swimming pool, outdoor restaurant and lounge, volleyball court and beach access, a separate living area, bedroom(s), full kitchen and balcony or patio. Amenities of the adjacent San Carlos Plaza Resort are also available to Premiere Vacation Club owners. Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, several lounges, gift shops and water sports equipment. In 2002, one of the existing restaurants was converted to a Joey Bistro, consistent with the restaurant theme originally introduced at Los Abrigados.

     During 1999, the Company annexed the 1,500 Sea of Cortez Premiere Vacation Club Vacation Ownership Interests into Premiere Vacation Club. Sea of Cortez Premiere Vacation Club is an II Five-Star resort. This resort has a small on-site sales office and offers Vacation Ownership Interests in Premiere Vacation Club.

     THE CARRIAGE HOUSE

     In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club. In late 2001 and throughout 2002, the Company acquired additional Vacation Ownership Interests and annexed 547 units into Premiere Vacation Club in December 2002. The Company continues to acquire additional Vacation Ownership Interests in the Carriage House that it plans to annex into Premiere Vacation Club in the future. At December 31, 2002, the Company holds 183 Vacation Ownership Interests that have not yet been annexed to Premiere Vacation Club.

     The Carriage House is a non-gaming suite hotel located one block off the "Strip" in Las Vegas. The property contains a heated pool, whirlpool, tennis court and basketball court. The Carriage House is both an II and RCI resort. The Company opened a Joey Bistro restaurant on the top floor of the hotel in late November 2002. The restaurant contains spectacular views of the "Strip" and is consistent with the restaurant concept originally introduced at Los Abrigados. The Company operates a small on-site Carriage House sales operation which markets to owners, exchange guests and other guests of the hotel.

     PREMIERE VACATION CLUB

     In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club. During 1999, 2001 and 2002, the Company annexed additional units and as of December 31, 2002, Premiere Vacation Club included a total of 19,100 Vacation Ownership Interests. The 19,100 Vacation Ownership Interests annexed into the Club consist of 3,259.5 Vacation Ownership Interests in Los Abrigados, 279.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,823 Vacation Ownership Interests in Kohl's Ranch Lodge, 930 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 1,169 Vacation Ownership Interests in VCA-South Bend, 2,831 Vacation Ownership Interests in VCA-Tucson, 4,992 Vacation Ownership Interests in Bell Rock Inn, 169 Vacation Ownership Interests in the Roundhouse Resort and 1,147 Vacation Ownership Interests in the Carriage House.

     At December 31, 2002, 10,386.5 of the 19,100 Premiere Vacation Club Vacation Ownership Interests were available for sale. Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company's sales offices.

     ADDITIONAL INTERESTS

     In addition to the ILX resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties. At December 31, 2002, the Company owned, in addition to the 1,147 Vacation Ownership Interests that have been annexed into Premiere Vacation Club as disclosed above, an additional 183 Vacation Ownership Interests in the Carriage House, which it intends to annex into Premiere Vacation Club in the future; and ten deeded Vacation Ownership Interests in the Ventura Resort in Boca Raton, Florida, ten deeded Vacation Ownership Interests in a resort in South Africa, six deeded Vacation Ownership Interests in a resort in Palm Springs, California and one to two Vacation Ownership Interests in each of a number of additional resorts, all of which it holds for resale.

     PHOENIX SALES OFFICE

     In the fourth quarter of 2002, the Company utilized temporary facilities in metropolitan Phoenix to meet with its local vacation owners and offer such customers the opportunity to upgrade their ownership. Based on the results of this trial, in March 2003, the Company leased space in the building that contains the Company's corporate headquarters to be the site of a permanent sales office to meet with existing owners residing in the Phoenix and surrounding areas.

     LAS VEGAS LEASEHOLD INTEREST

     In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada-Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The Company intends to develop the property, known as Premiere Park, into a mixed use development, including a vacation ownership sales office, cultural uses, restaurants, golf, retail and other ancillary uses. The parcel presently includes a 25,000 square foot building which contains a vacation ownership sales office operated by the Company, provides club facilities for the UNLV golf team, and the remainder is leased to GWWI. In addition to the existing building, the Company intends to lease the remaining developable space on the 44 acre site, to be built by the Company or by tenants to specifications approved by the Company.

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

     ENHANCED AMENITIES. Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests and does not have a restaurant) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high-quality resorts, such as horseback riding, golf, swimming pools and exercise facilities. The Company believes that most resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities. As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities. See "- The Resorts."

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

     STANDARD DESIGN, LOWER CONSTRUCTION AND OPERATING COSTS OF VARSITY CLUBS. The Company's Varsity Clubs concept is based upon its VCA-South Bend prototype. While each Varsity Club may have aspects uniquely tailored to its targeted customer base, the Company believes that its standard architectural and interior designs for Varsity Clubs will significantly reduce associated development and construction costs. Standardization will also allow the Company to develop new Varsity Clubs and integrate new resorts in response to demand. The Company anticipates that new Varsity Clubs can be constructed within one year from acquisition of the underlying real property.

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

     INTEGRATED IN-HOUSE OPERATIONS. Substantially all of the Company's marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest ("Customer Notes"). In addition, the Company operates all of the ILX resorts on a centralized basis, with operating and maintenance costs paid from ILX owners' dues as well as hotel rental revenues. The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations that may result in lower overall costs than generally associated with outsourcing such operations. Such integration also facilitates the Company's Premiere Vacation Club and the ILX resorts' qualification in the RCI and II exchange networks, among others.

     DIRECTED MARKETING. The Company's marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX resorts or a likelihood of frequent travel. As opposed to traditional marketing strategies which often emphasize telemarketing and direct mail activities focused on promotional inducements unrelated to travel, the Company's marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX resorts or at non-affiliated hotels in popular destinations in the western United States and Mexico). By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact. In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies. The Company believes that a high-quality "city club" experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Clubs. Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed. For example, alumni of the University of Arizona, to whom the Company is marketing Vacation Ownership Interests at its VCA-Tucson, currently number approximately 200,000. The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

PREMIERE VACATION CLUB

     Sales of Vacation Ownership Interests in Premiere Vacation Club commenced in June 1998. Purchasers are offered deeded membership interests that provide rights to accommodations which may be used each use year in their entirety at one time or may be divided into shorter stays at one or a variety of the Company's resorts or may be exchanged through a participating exchange network. The Company's Premiere Vacation Club emphasizes CARs (i) that facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) that facilitate flexible use options. The Company believes that its proprietary branded Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX resorts. In addition, membership interests in Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX resort. The Company also markets membership interests in its Premiere Vacation Club to existing ILX owners, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

     Initially, the Company's Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts. New resorts are expected to be added through the Company's pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico and 1,330 Vacation Ownership Interests in the Carriage House in Las Vegas, of which 1,147 have been annexed to Premiere Vacation Club as of December 31, 2002. By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club. With its existing and planned resorts in Arizona and Nevada, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets. The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States. In January 2002, the Company opened a sales office in Las Vegas to market Premiere Vacation Club to both tourists and local residents of Las Vegas. Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with a Scottsdale, Arizona resort whereby -Premiere Vacation Club members may utilize the resort's facilities on a day use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club.

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

     The first Varsity Clubs facility was completed in August 1995, and is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois. Customers purchase deed and title to a floating period's use of a unit and unlimited day-use privileges at the common areas of the property. Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium. A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA-South Bend and, at December 31, 2002, 252 one-week intervals were available for sale (excluding 1,169 Vacation Ownership Interests owned by Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests). To date, VCA-South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

     The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona. This second Varsity Clubs was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals. At December 31, 2002, 46 one-week intervals were available for sale (excluding 2,831 Vacation Ownership Interests owned by Premiere Vacation Club). VCA-Tucson was designed in accordance with the VCA-South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes. The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 900,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 200,000 people. The Company believes that all of these factors increase the appeal of VCA-Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks. The VCA-Tucson on-site sales office offers customers both Premiere Vacation Club and VCA-Tucson Vacation Ownership Interests. Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, as well as a variety of additional benefits.

     The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years. Management believes there exist numerous sites in the western United States that are attractive for the development of additional Varsity Clubs. The Company intends to expand its Varsity Clubs concept to up to three of these areas in the next five years. The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered. Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise. Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas.

SALES AND MARKETING

     Marketing is the process by which the Company attracts potential customers to visit and tour an ILX resort or attend a sales presentation. Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX resort or attends a sales presentation. The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis. All of the Company's sales and the majority of the Company's marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees. The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction. In addition, management believes that its practice of hiring employees to staff its sales and marketing functions, as opposed to using independent contractors as has been the industry norm, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon as the Company's business expands. The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a full package of employment benefits to its sales and marketing personnel. Management believes that consistency and high quality in its sales and marketing operations is crucial to its success. The Company believes that the package of benefits offered to its sales and marketing employees, including an Employee Stock Ownership Plan, is uncommon in the vacation ownership industry and, as a result, attracts high quality personnel and provides an incentive for their performance.

     MARKETING.  The Company's marketing activities are devoted primarily toward
(i) hotel guests at the ILX resorts, (ii) RCI and II exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts and (v) existing customer base. The Company's marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest. The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its five sales offices located at ILX resorts and from an offsite sales office in Las Vegas, Nevada. For its on-site sales offices, as well as its Las Vegas office, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort. This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which are typically associated with the vacation ownership industry. In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations. The Company also targets local residents to its Las Vegas offsite sales office by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation. The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel. The Company has also increased its marketing emphasis to current ILX owners. Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

     SALES. The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 200 employees at December 31, 2002, including approximately 145 sales agents at the sales offices located at selected ILX resorts and its off-site sales office in Las Vegas, Nevada. Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson. In the Las Vegas offsite sales office, the "tour" of the facilities consists of a photo tour of the ILX resorts, a tour of a model unit and viewing of a video on vacation ownership. At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer. Approximately 20% of the Company's sales have historically been made on a cash basis. However, for those customers seeking financing, the Company conducts credit pre-approval research. The Company's point-of-sale credit pre-approval process typically includes a review of the customer's credit history, and may include verification of employment. The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

     In addition to generating sales to first-time buyers, the Company's sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners. Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts. Sales to ILX owners accounted for 16.7% of Vacation Ownership Interest sales by the Company during 2002. During 2001 and 2000, sales to ILX owners accounted for 10.7% and 10.6% of the Company's total sales, respectively.

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

CUSTOMER FINANCING

     The Company currently provides financing for approximately 80% to 85% of its Vacation Ownership Interest sales. On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment. The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 15.9% to 17.9% per annum. The Company also offers reduced rates of interest on shorter financing terms and with a 50% down payment requirement. At December 31, 2002, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $33.8 million, of which $27.0 million were serviced by an outside vendor and had a weighted average yield of 14.8% per annum, which compared favorably to the Company's weighted average cost of borrowings for such Customer Notes of 5.8% per annum.

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

     Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated. Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2002, the Company retained Customer Notes in an aggregate principal amount of $33.8 million as compared to $7.9 million at December 31, 1995.

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

     At December 31, 2002, the Company had an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with 10% of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2002, $11.6 million of the $40 million commitment was available to the Company. In December 2002, this agreement was amended so that the Company can sell up to $30 million of conforming Customer Notes, effective January 1, 2003. The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral. This borrowing bears interest at prime plus 1.5%, has a draw period which expires in 2003, and a maturity date of 2008. At December 31, 2002, $10.7 million was available to the Company under this commitment. The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2000, 2001 and 2002, the aggregate amount of these reserves was $3.2 million, $3.5 million and $3.1 million, respectively. During 2000 and 2002, the Company's actual write-offs exceeded the provision for doubtful accounts by $0.1 million and $0.5 million, respectively. In 2001, the Company's provision for doubtful accounts exceeded actual write-offs by $0.3 million. The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as required for tax purposes. The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined. To the extent that the Company's losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

OTHER OPERATIONS

     RESORT OPERATIONS. The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts. During 2002, the Company received $16.6 million in net revenues from these operations, consisting of $10.8 million in room rental revenue, $3.7 million in food and beverage revenue and $2.1 million in other revenue. Of these amounts, Los Abrigados contributed $8.7 million, or 52% of the Company's total resort operations revenues in 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Historically, the Company's resort operation activities have not generated a material portion of the Company's net profits on a consolidated basis. Revenues from resort operations typically vary significantly from one ILX resort to another. In addition, changes in revenue received from these operations have not typically correlated with fluctuations in the Company's revenues from sales of Vacation Ownership Interests. Management expects this trend to continue in the future as resort occupancy by owners of Vacation Ownership Interests, who pay a lower rate through their dues than the rate charged traditional resort guests, increases; the Company acquires or builds new resorts that are in different phases of the sales life cycle and therefore have different use patterns between vacation owners and resort guests than the existing portfolio of resorts; and because future resorts may have different rate structures, reflective of their location and amenities, than existing resorts. The Company believes that its resort management activities directly complement the Company's efforts with respect to the marketing and sales of Vacation Ownership Interests.

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

     The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX resorts. Commencing in the second quarter of 1998, these products were marketed under the brand name "Sedona Spa" and, in connection with such change, certain modifications to the product line were implemented. Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company's sales tours and presentations. The Company uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Pursuant to an agreement to provide SWI financing to fund working capital shortfalls through November 30, 2001, the Company had advanced SWI $108,000 as of December 31, 2001. On January 2, 2002 the Company entered into a General Bill Of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI in full satisfaction of this advance. The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets, as well as continuing to expand marketing efforts outside the Company.

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

     GREENS WORLDWIDE INCORPORATED. In August 2002, the Company invested $1,000,000 in cash for 8,000,000 shares, or an approximately 36.4% ownership interest in GWWI. GWWI subleases and plans to develop 23-acres of the Company's 44-acre parcel in Las Vegas, Nevada. The facility will include a sports themed restaurant and bar, pro-shop, and six 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world. The investment in GWWI is included in other assets and the Company is accounting for its interest in GWWI on the equity method.

PARTICIPATION IN EXCHANGE NETWORKS

     The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company's participation in the Vacation Ownership Interest exchange networks operated by RCI and II, the leading exchange network operators. In a 1995 study sponsored by the Alliance for Timeshare Excellence and the American Resort Development Association, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their decision to purchase an interest. Membership in RCI or II allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee. A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired. The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating. Approximately 93% of the Vacation Ownership Interests at the ILX resorts qualify as "red time," the highest demand classification, thereby increasing the exchange opportunities available to ILX owners. If RCI or II is unable to meet the member's initial request, the network operator may suggest alternative resorts, based on availability. ILX also offers certain interested purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide. Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations. In addition, ILX's Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners. The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

     The Vacation Ownership Interest industry consists of a large number of local and regional resort developers and operators. In addition, some of the world's most widely-recognized lodging, hospitality and entertainment companies sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Cendant Corporation, Starwood Hotels & Resorts Worldwide Inc. and Promus Hotel Corporation. In addition, other publicly traded companies such as, Silverleaf Resorts, Inc. and Bluegreen Corporation currently compete or may compete in the future with the Company. Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts. Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result. In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy. Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry. There can be no assurance that the Company will be able to successfully compete with such companies.

GOVERNMENTAL REGULATION

     GENERAL. The Company's marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company's resorts are located and in which its Vacation Ownership Interests are marketed and sold. Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991. Many states have adopted legislation as well as specific laws and regulations regarding the sale of Vacation Ownership Interests. The laws of most states, including Arizona, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of Vacation Ownership Interests at such resort. In addition, the laws of most states in which the Company sells Vacation Ownership Interests grant the purchaser of a Vacation Ownership Interest the right to rescind a contract of purchase at any time within a statutory rescission period. Furthermore, most states have other laws which regulate the Company's activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws. The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

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

     The Company does not always conduct Phase I environmental assessments at the ILX resorts, properties under development and properties subject to acquisition. Because many of the Company's resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations. Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report. However, when appropriate, the Company has in the past and will in the future obtain Phase I, or more elaborate, reports. To date, the Company has obtained environmental reports with respect to three of the ILX resorts. In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests. To date, the Company's investigations of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

EMPLOYEES

     As of December 31, 2002, the Company had approximately 1,020 employees, of which approximately 800 were employed on a full-time basis (including approximately 220 employed on a full-time equivalent basis of 20 hours per week). The Company believes relations with its employees are good and none of its employees are represented by labor unions. The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

INSURANCE

     The Company carries comprehensive liability, business interruption, title, fire and storm insurance with respect to the ILX resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties, which the Company believes are adequate. There are, however, certain types of losses (such as losses caused by floods, acts of terrorism, or acts of war) that are not generally insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could have a material adverse effect on the Company.

CORPORATE HEADQUARTERS

     The Company leases 8,437 square feet for its corporate offices in Phoenix, Arizona, under a lease that expires on January 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock. The information is as reported by the American Stock Exchange, which listed the Common Stock of the Company on February 11, 1998. As of December 31, 2002, the Common Stock was held by approximately 890 holders of record. The Company announced its first dividend of $0.40 per share in December 2002. The dividend will be paid in quarterly installments of $0.10 per share commencing April 10, 2003. Dividends on Common Stock are subordinate to dividends payable on the Company's Series A and Series C Preferred Stock.

                                                                 COMMON STOCK
                                                              -----------------
                                                               HIGH       LOW
                                                              ------     ------
     YEAR ENDED DECEMBER 31, 2001
       First Quarter                                          $ 3.65     $ 1.81
       Second Quarter                                           4.25       2.20
       Third Quarter                                            8.25       3.80
       Fourth Quarter                                           7.65       4.20
     YEAR ENDED DECEMBER 31, 2002
       First Quarter                                            8.55       5.50
       Second Quarter                                           8.01       6.70
       Third Quarter                                            8.35       6.95
       Fourth Quarter                                           8.25       6.10

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The selected consolidated historical financial information set forth below for the five years ended December 31, 2002 has been derived from the consolidated financial statements of the Company, which have been restated to give effect to the one-for-five reverse stock split (the "Reverse Stock Split"), declared effective by the Company on January 12, 1998.

     The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                    DECEMBER 31,
                                 -----------------------------------------------
                                   1998      1999      2000      2001      2002
                                 -------   -------   -------   -------   -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                         $36,858   $40,439   $43,053   $48,309   $58,593
Net income                            62       703     1,533     2,032     3,083
Net income per share - basic         .00       .16       .40       .62      1.03
Net income per share - diluted       .00       .16       .39       .61      1.00
Total assets                      51,997    57,389    65,545    74,125    80,421
Notes payable                     23,002    28,121    33,851    41,619    44,729
Shareholders' equity              25,764    25,239    25,835    25,785    27,747

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES CERTAIN FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS FORM 10-K, THE WORDS "ESTIMATE," "PROJECTION," "INTEND," "ANTICIPATES," "EXPECTS," "MAY," "SHOULD" AND SIMILAR TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS THAT RELATE TO THE COMPANY'S FUTURE PERFORMANCE. SUCH STATEMENTS ARE SUBJECT TO SUBSTANTIAL UNCERTAINTY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN.

OVERVIEW

     ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business. The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests. The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts and from the sale of food, beverages or other services at such resorts. The Company currently owns six resorts in Arizona, developable land adjacent to an existing resort in Arizona, one resort in Indiana, one resort in Colorado 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico and 1,330 Vacation Ownership Interests in a resort in Las Vegas, Nevada.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating information for the Company.

                                                                           YEAR ENDED DECEMBER 31,
                                                                        -----------------------------
                                                                          2000       2001       2002
                                                                        -------    -------    -------
     As a percentage of total revenues:
       Sales of Vacation Ownership Interests                               60.8%      58.2%      61.9%
       Resort operating revenue                                            32.0%      36.3%      28.3%
       Interest income                                                      7.2%       5.5%       9.8%
                                                                        -------    -------    -------
       Total revenues                                                     100.0%     100.0%     100.0%
                                                                        =======    =======    =======

     As a percentage of sales of Vacation Ownership Interests:
       Cost of Vacation Ownership Interests sold                           14.6%      17.0%      14.5%
       Sales and marketing                                                 56.3%      57.0%      62.6%
       Provision for doubtful accounts                                      4.3%       4.4%       4.4%
       Contribution margin percentage from sale of Vacation
         Ownership Interests (1)                                           24.8%      21.6%      18.6%

     As a percentage of resort operating revenue:
       Cost of resort operations                                           93.0%      83.4%      89.4%

     As a percentage of total revenues:
       General and administrative                                          10.8%      10.3%      10.8%
       Depreciation and amortization                                        1.4%       1.7%       2.0%
       Operating income                                                    12.3%      12.1%      11.5%

                                                                           YEAR ENDED DECEMBER 31,
                                                                        -----------------------------
                                                                          2000       2001       2002
                                                                        -------    -------    -------
     Selected operating data:
       Vacation Ownership Interests sold (2)(3)                           1,665      1,756      2,016
       Average sales price per Vacation Ownership Interest sold
         (excluding revenues from Upgrades) (2)                         $13,859    $14,118    $14,670
       Average sales price per Vacation Ownership Interest sold
         (including revenues from Upgrades) (2)                         $15,411    $15,720    $17,629

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 2,575, 2,692 and 3,019 biennial and annual Vacation Ownership Interests for the years ended December 31, 2000, 2001 and 2002, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO DECEMBER 31, 2002

     Sales of Vacation Ownership Interests increased 29.0% or $8.1 million in 2002 to $36.2 million from $28.1 million in 2001, reflecting sales from the Las Vegas sales office which opened in mid January 2002 and greater sales to existing owners, net of decreased sales to first time buyers from the Sedona sales office and Tucson sales office due to planned reductions in tour flow. In 2002, the Sedona sales office eliminated or reduced its use of less effective outside vendors and telemarketing programs and as a result generated fewer tours. While tour flow decreased by approximately 10%, sales volume per tour increased with total sales volume declining by only 5% and profits from this office increasing by more than 13% over the prior year. Upgrade revenue increased 112% to $6.0 million in 2002 from $2.8 million in 2001, reflecting expansion of marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 3.9% to $14,670 in 2002 compared to $14,118 in 2001 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 12.1% to $17,629 in 2002 from $15,720 in 2001.

     The number of Vacation Ownership Interests sold increased 14.8% to 2,016 in 2002 from 1,756 in 2001. Sales of Vacation Ownership Interests in 2002 included 2,006 biennial Vacation Ownership Interests (counted as 1,003 annual Vacation Ownership Interests) and 1,013 annual Vacation Ownership Interests compared to 1,873 biennial Vacation Ownership Interests (counted as 936.5 annual Vacation Ownership Interests) and 819 annual Vacation Ownership Interests in 2001. The increase reflects the opening of the Las Vegas sales office, net of fewer sales at the Sedona sales office and the closure of the Phoenix Sales office in May 2001.

     Resort operating revenues decreased 5.6% or $1.0 million from $17.6 million in 2001 to $16.6 million in 2002, largely reflecting a decrease in business and tourist travel by non-owners during 2002, as well as timing differences in revenue from vacation interval owners. The cost of resort operations increased slightly with a 1.2% or $0.2 million increase to $14.8 million in 2002 from $14.6 million in 2001. This increase was due to initial costs incurred for the opening of the Joey Bistro restaurant at the Carriage House in Las Vegas, Nevada, which opened in late November 2002. Cost of resort operations as a percentage of resort operating revenue increased to 89.4% in 2002 from 83.4% in 2001. Because of the large fixed cost component of resort operations and the startup expenses associated with the Las Vegas Joey Bistro, reductions in revenue resulted in greater costs as a percentage of revenue.

     Interest income increased by 117.7% to $5.8 million in 2002 from $2.7 million in 2001, reflecting an increase in the percentage of Customer Notes sold, for which the Company recognizes the interest premium upon sale of the note and the increased portfolio of interest bearing retained notes.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased to 14.5% in 2002 from 17.0% in 2001, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 62.6% in 2002 compared to 57.0% in 2001, reflecting the start-up of the Las Vegas sales office which opened in January 2002, and reduced closing rates and efficiency for first time buyers at the Tucson sales office. In the first quarter of 2003 the scale of the VCA-Tucson sales operation for first time buyers was reduced, and less effective marketing programs eliminated. Upgrade sales to existing owners from the VCA-Tucson office are not affected by these changes.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in 2001 and 2002.

     General and administrative expenses increased 27.0% to $6.3 million in 2002 from $5.0 million in 2001. General and administrative expenses increased between years as a percentage of total timeshare revenues from 10.3% in 2001 to 10.8% in 2002. The increase reflects increased professional fees, including fees for development of an enhanced website, operating expenses for the Sedona Spa retail operations effective January 2002, and expenses for Premiere Park in Las Vegas.

     Interest expense decreased 20.1% from $2.6 million in 2001 to $2.1 million in 2002, reflecting the combined net effect of interest rate reductions on the Company's variable rate notes, capitalized interest related to construction in Las Vegas and Arizona in 2002 and greater borrowings in 2002.

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 2001

     Sales of Vacation Ownership Interests increased 7.4% or $1.9 million in 2001 to $28.1 million from $26.2 million in 2000, reflecting an increase in sales from the Sedona sales office and increased Upgrades, net of a decrease in sales from the Kohl's Ranch, VCA-South Bend and VCA-Tucson sales offices. The increase in sales from the Sedona sales office is a result of an increase in the number of tours from the marketing venues in Sedona. The decrease in sales from the Kohl's Ranch sales office reflects a reduction in the number of tours to this office. The reduced tour flow reflects primarily a reduction in the number of non-owner guests at the resort due to cessation of certain on-site activities. Non-owner visitors to the resort are offered the opportunity to attend a sales presentation either during their visit, or at a later date. The decrease in sales from the VCA-South Bend sales office reflects the reduction in the third quarter of 2000 from a full scale sales office to a small sales staff that both generates its own tours and sells to such prospects for a percentage of sales. The decrease in sales from the VCA-Tucson sales office is due to a decrease in tours provided by a major tour vendor to this office. Upgrade revenue increased 8.9% to $2.8 mission in 2001 from $2.6 million in 2000, reflecting continuation of marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 1.9% to $14,118 in 2001 compared to $13,859 in 2000 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 2.0% to $15,720 in 2001 from $15,411 in 2000.

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

     Resort operating revenues increased 27.2% or $3.8 million from $13.8 million in 2000 to $17.6 million in 2001, largely reflecting the addition of resort inventory in late 2000, with the acquisition of the Bell Rock Inn and Los Abrigados Lodge in the fourth quarter of 2000 as well as the addition of twelve new cabins at Kohl's Ranch Lodge, and also timing differences in revenue from vacation interval owners. The cost of resort operations increased at a lesser percentage than the increase in revenue with a 14.1% or $1.8 million increase to $14.6 million in 2001 from $12.8 million in 2000. Cost of resort operations as a percentage of resort operating revenue decreased to 83.4% in 2001 from 93.0% in 2000, as a result of increased revenue, including an increase in rates from vacation interval owners in 2001, increased occupancy and improved operating efficiencies at Kohl's Ranch Lodge. Certain of these benefits are not expected to recur on a regular basis and cost of resort operations as a percentage of resort operating revenue is expected in the future to be comparable to prior years.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations. Cash provided by operating activities was $5.7 million in 2002 as compared to $6.4 million in 2001 and as compared to $6.2 million in 2000. The decrease in cash provided by operations in 2002 reflects cash paid for 2002 estimated tax payments, increased escrow balances on notes payable, and an increase in other assets for the investment in GWWI for which the Company accounts on the equity method, net of increased net income and related income tax expense, and the effect of common stock issued in lieu of cash compensation.

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

     The fluctuations in cash used in financing activities from $0.1 million in 2000 to cash provided by financing activities of $0.4 million in 2001 and $3.2 million in 2002, reflect greater borrowings against Customer Notes and increased net borrowings on notes payable related to construction costs in Las Vegas, Nevada, Los Abrigados and Kohl's Ranch as well as the financing of the Sedona Station in 2001, net of the increase in treasury stock purchases during 2001 as compared to 2000 and the decrease in treasury stock purchases in 2002 as compared to 2001.

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

     At December 31, 2002, the Company, excluding its Genesis subsidiary, had net operating loss ("NOL") carryforwards of approximately $1.3 million, which expire in 2017 through 2020. At December 31, 2002, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage, because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in 2000, 2001 and 2002 was $6.6 million, $5.9 million and $10.0 million, respectively. The decrease in cash used in investing activities in 2001 reflects the cash portion of the purchase of the Bell Rock Inn and of Sedona Station in 2000. The increase in cash used in investing activities in 2002 is reflective of the costs incurred in Las Vegas, Nevada for the sales office, the Joey Bistro restaurant at the Carriage House and Premiere Park.

     Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral. As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During 2000 and 2001, the Company contributed $250,000 each year to the ESOP and in 2001, the Company also issued 20,000 shares of restricted common stock to the ESOP. During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the ESOP used these funds to exercise options to purchase 100,000 shares of stock from the Company. In addition, in 2002, the ESOP acquired 22,000 shares of common stock through a note guaranteed by the Company (see Note 12 of Financial Statements). Of the total shares held by the ESOP at December 31, 2002, 22,000 were purchased with borrowed funds and have not been allocated to participant accounts. The unallocated shares are collateral for the outstanding indebtedness on the note payable. At December 31, 2002, the unallocated shares are reflected at cost as a contra equity account, Guaranteed ESOP Obligation.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At December 31, 2001, the Company has an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provided for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At December 31, 2002, $11.6 million of the $40 million commitment was available to the Company. In December 2002, the Company renewed this agreement so it can sell up to an additional $30 million in Customer Notes, effective January 1, 2003.

     The Company also has a financing commitment aggregating $30.0 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million borrowing period expires in 2003 and the maturity is in 2008. At December 31, 2002, approximately $10.7 million is available under this commitment.

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off, the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001 at an interest rate of prime plus 3%, with interest payable monthly, and a maturity date of December 31, 2001. Pursuant to the agreement, the Company had advanced SWI $108,000 as of December 31, 2001. On January 2, 2002, the Company entered into a General Bill of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI and recognized a net loss of $48,887.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for the Sedona Vacation Club, the owners' association of the members who own Vacation Ownership Interests in Los Abrigados. Sedona Vacation Club used the proceeds for renovations at Los Abrigados and has repaid the principal and interest from collections from a special assessment of its owners for this purpose and from owner reserve payments. The line of credit bore interest at prime plus 2.5%. As of December 31, 2002, approximately $72,000 was outstanding on this line, which was fully repaid in January 2003.

     In February 2000, the Company borrowed $600,000 for the purpose of using the funds to purchase treasury stock. In 2001, the note was modified and the Company borrowed an additional $500,000 for the same purpose. The note payable bears interest at 12% and is due through 2004. At December 31, 2002, approximately $510,000 was outstanding on the note. During 2002, the Company purchased 214,095 shares of its Common Stock for $1,580,194. In March 2003, this note was consolidated with another note to the same lender and amended. The amendment provided an additional $1.45 million in funds, decreased the interest rate to 10% per year and extended the maturity to 2008.

     In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center. In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%. In March 2002, the Company completed a transaction with Edward John Martori ("EJM"). EJM had been a creditor of the Company and was a direct and indirect major shareholder of the Company. EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $123,751 in rent expense for the twelve months ended December 31, 2002.

     In December 2000, the Company acquired the Bell Rock Inn in the Village of Oak Creek, Arizona, for a purchase price of $4,972,997, including assumption of the existing mortgage balance of $4,472,997. The mortgage bears interest at 7.49%, and is payable in equal monthly payments of principal and interest through 2023.

     In January 2001, the Company refinanced the construction note payable on VCA-Tucson. In August 2001, the note was amended to provide for the borrowing of an additional $1.0 million. The terms include extension of the maturity date to June 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $134,000 minimum monthly principal payment. In December 2002, the note was further amended to provide for the borrowing of an additional $1.0 million and an extension of the maturity date to February 2005.

     In April 2002, the Company borrowed $2.0 million to finance the construction of 21 new units on land owned by the Company in Pinetop, Arizona. The promissory note payable bears interest at prime plus 1.5% with a minimum interest rate of 7.0%. The debt is payable in equal monthly payments of principal and interest over a five-year term ending May 2007.

     In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 96 studio Vacation Ownership Interests in the Bell Rock Inn. This property was acquired through the assumption of an existing mortgage which does not provide for release provisions. In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments. The balance of this escrow account of $460,747 is included in other assets.

     In June 2002, the Company borrowed $3.8 million and utilized a portion of the proceeds to purchase for $3.325 million a $4.9 million note payable by a subsidiary to a third party. The promissory note bears interest at prime plus 1.0% with a minimum interest rate of 7.0%. The debt is payable in equal monthly payments of principal and interest over a five-year term ending June 2007.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this Item is set forth in the Company's Definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this annual report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer determined that such controls and procedures were effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  CONSOLIDATED FINANCIAL STATEMENTS             PAGE OR METHOD OF FILING
          ---------------------------------             ------------------------

          (i)  Report of Hansen, Barnett & Maxwell,            Page F-2
               a professional corporation

          (ii) Consolidated Financial Statements         Pages F-3 through F-20
               and Notes to Consolidated Statements
               of the Registrant, including
               Consolidated Balance Sheets as of
               December 31, 2002 and 2001 and
               Consolidated Statements of Operations,
               Shareholders' Equity and Cash Flows
               for each of the three years ended
               December 31, 2002, 2001 and 2000.

(a)  (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

          Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a)  (3)  EXHIBITS

          The Exhibit Index attached to this report is hereby incorporated by reference.

(b)       REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

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

       SIGNATURES                           TITLE                      DATE
       ----------                           -----                      ----

/s/ Joseph P. Martori            Chairman of the Board and        March 28, 2003
----------------------------     Chief Executive Officer
Joseph P. Martori                (principal executive officer)

/s/ Nancy J. Stone               President, Chief Operating       March 28, 2003
----------------------------     Officer and Director
Nancy J. Stone

/s/ Margaret M. Eardley          Executive Vice President and     March 28, 2003
----------------------------     Chief Financial Officer
Margaret M. Eardley              (principal financial officer)

/s/ Taryn L. Chmielewski         Vice President and Chief         March 28, 2003
----------------------------     Accounting Officer
Taryn L. Chmielewski

/s/ Edward S. Zielinski          Executive Vice President         March 28, 2003
----------------------------     and Director
Edward S. Zielinski

/s/ Joseph P. Martori, II        Executive Vice President         March 28, 2003
----------------------------     and Director
Joseph P. Martori, II

/s/ Steven R. Chanen             Director                         March 28, 2003
----------------------------
Steven R. Chanen

/s/ Patrick J. McGroder III      Director                         March 28, 2003
----------------------------
Patrick J. McGroder III

/s/ Steven A. White              Director                         March 28, 2003
----------------------------
Steven A. White

                       FORM OF CERTIFICATION FOR FORM 10-K

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, and Chief Executive Officer of ILX Resorts Incorporated (the "Company") certify that:

     1. I have reviewed this annual report on Form 10-K of ILX Resorts Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ Joseph P. Martori
                                        ----------------------------------------
                                        Joseph P. Martori
                                        Chairman and Chief Executive Officer

                       FORM OF CERTIFICATION FOR FORM 10-K

                                 CERTIFICATIONS

I, Margaret M. Eardley, Executive Vice President and Chief Financial Officer of ILX Resorts Incorporated (the "Company") certify that:

     1. I have reviewed this annual report on Form 10-K of ILX Resorts Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Executive Vice President and
                                        Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants                           F-2
Financial Statements:
  Consolidated Balance Sheets at December 31, 2001 and 2002                  F-3
  Consolidated Statements of Operations for the years ended
    December 31, 2000, 2001 and 2002                                         F-4
  Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 2000, 2001 and 2002                                         F-5
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 2001 and 2002                                         F-6
  Notes to Consolidated Financial Statements                                 F-7

                   [LETTERHEAD OF HANSEN, BARNETT & MAXWELL]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the "Company") as of December 31, 2001 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                        HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 19, 2003

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                              2001            2002
                                                                          ------------    ------------
                                     ASSETS
Cash and cash equivalents                                                 $  3,548,058    $  2,399,175
Notes receivable, net (Notes 2 and 8)                                       30,365,225      34,019,271
Resort property held for Vacation Ownership Interest sales
  (Notes 2, 3, and 8)                                                       20,270,872      24,150,438
Resort property under development                                            5,116,227         263,127
Land held for sale                                                             830,686         811,590
Deferred assets (Note 5)                                                       131,794          84,606
Property and equipment, net (Notes 6, 8, 16 and 17)                          6,189,082       9,008,973
Other assets                                                                 7,672,891       9,683,608
                                                                          ------------    ------------
      TOTAL ASSETS                                                        $ 74,124,835    $ 80,420,788
                                                                          ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Accounts payable                                                        $  1,488,456    $  1,760,570
  Accrued and other liabilities                                              2,354,911       2,737,844
  Income taxes payable (Note 7)                                                689,923         178,071
  Due to affiliates (Note 9)                                                    24,022              --
  Notes payable (Note 8)                                                    40,619,303      44,729,013
  Notes payable to affiliates (Notes 9 and 16)                               1,000,000              --
  Deferred income taxes (Note 7)                                             2,163,207       3,268,284
                                                                          ------------    ------------
    Total liabilities                                                       48,339,822      52,673,782
                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES
  (Notes 11 and 18)

SHAREHOLDERS' EQUITY (Notes 12, 13 and 14):

  Preferred stock, $10 par value; 10,000,000 shares authorized;
    284,816 and 177,591 shares issued and outstanding;
    liquidation preference of $2,848,160 and $1,775,910                      1,117,025         916,726

  Common stock, no par value; 30,000,000 shares authorized;
    4,132,702 and 4,346,387 shares issued (Note 1)                          18,405,576      19,497,334

  Treasury stock, at cost, 1,200,700 and 1,414,795 shares, respectively     (3,688,083)     (5,268,277)

  Additional paid in capital                                                   269,869          66,050

  Guaranteed ESOP obligation (Note 13)                                              --        (181,500)

  Retained earnings                                                          9,680,626      12,716,673
                                                                          ------------    ------------
    Total shareholders' equity                                              25,785,013      27,747,006
                                                                          ------------    ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                              $ 74,124,835    $ 80,420,788
                                                                          ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2000            2001            2002
                                                    ------------    ------------    ------------
REVENUES:
  Sales of Vacation Ownership Interests             $ 26,169,022    $ 28,105,558    $ 36,243,392
  Resort operating revenue                            13,797,418      17,550,095      16,574,963
  Interest income                                      3,087,403       2,652,868       5,775,113
                                                    ------------    ------------    ------------
      Total revenues                                  43,053,843      48,308,521      58,593,468
                                                    ------------    ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
  Cost of Vacation Ownership
    Interests sold                                     3,810,323       4,788,270       5,252,378
  Cost of resort operations                           12,825,576      14,639,246      14,820,915
  Sales and marketing                                 14,741,036      16,027,410      22,678,519
  General and administrative                           4,630,201       4,985,957       6,333,518
  Provision for doubtful accounts                      1,116,813       1,230,974       1,588,749
  Depreciation and amortization                          614,882         813,565       1,159,437
                                                    ------------    ------------    ------------
      Total cost of sales and
        operating expenses                            37,738,831      42,485,422      51,833,516
                                                    ------------    ------------    ------------
Operating income                                       5,315,012       5,823,099       6,759,952

Income from land and other, net (Related Party)            6,340         136,140         570,628
                                                    ------------    ------------    ------------
Total operating income                                 5,321,352       5,959,239       7,330,580

Interest expense (Notes 8 and 9)                      (2,692,516)     (2,585,030)     (2,066,047)
Equity in loss of related party investment
  (Note 16)                                                   --              --        (125,587)
                                                    ------------    ------------    ------------
Income before income taxes and minority interests      2,628,836       3,374,209       5,138,946

Income tax expense (Note 7)                           (1,025,176)     (1,342,595)     (2,055,578)
                                                    ------------    ------------    ------------
Income before minority interests                       1,603,660       2,031,614       3,083,368

Minority interests (Note 10)                             (70,422)             --              --
                                                    ------------    ------------    ------------
NET INCOME                                          $  1,533,238    $  2,031,614    $  3,083,368
                                                    ============    ============    ============
NET INCOME PER SHARE (Notes 1 and 4):

      Basic                                         $       0.40    $       0.62    $       1.03
                                                    ============    ============    ============
      Diluted                                       $       0.39    $       0.61    $       1.00
                                                    ============    ============    ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              PREFERRED STOCK                  COMMON STOCK                   TREASURY STOCK
                                       ----------------------------    ----------------------------    ----------------------------
                                          SHARES          AMOUNT          SHARES          AMOUNT          SHARES          AMOUNT
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 1999                 305,978    $  1,179,298       3,921,173    $ 18,069,840
Net income
Issuance of common stock                                                     71,600          64,066
Contribution of common stock to
  ESOP Plan                                                                 100,000         146,094
Issuance of cumulation shares for
  dividend arrearage                                                          7,653          13,871
Exchange of preferred stock for
  common stock                              (14,298)        (39,462)          4,766          39,462
Exchange of preferred stock for
  lodging certificates                         (127)         (1,270)
Acquisition of treasury shares                                                                             (657,500)     (1,308,655)
Payment of dividends
Reduction in guaranteed ESOP
  contribution
Cost of ESOP shares released
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 2000                 291,553       1,138,566       4,105,192      18,333,333        (657,500)     (1,308,655)
Net income
Issuance of common stock                                                      4,100           4,210
Contribution of common stock to
  ESOP and Profit Sharing Plans                                              21,300          50,562
Exchange of preferred stock for
  common stock                               (6,330)        (17,471)          2,110          17,471
Exchange of preferred stock for
  lodging certificates                         (407)         (4,070)
Acquisition of treasury shares                                                                             (543,200)     (2,379,428)
Payment of dividends
Reduction in guaranteed ESOP
  contribution
Cost of ESOP shares released
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 2001                 284,816       1,117,025       4,132,702      18,405,576      (1,200,700)     (3,688,083)
Net income
Issuance of common stock                                                     74,330         493,059
Exercise of options by ESOP Plan                                            100,000         400,000
Exchange of preferred stock for
  common stock                             (107,065)       (198,699)         39,355         198,699
Exchange of preferred stock for
  lodging certificates                         (160)         (1,600)
Acquisition of treasury shares                                                                             (214,095)     (1,580,194)
Payment of dividends
Elimination of liquidation
  preference
Guaranteed ESOP Obligation
                                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, DECEMBER 31, 2002                 177,591    $    916,726       4,346,387    $ 19,497,334      (1,414,795)   $ (5,268,277)
                                       ============    ============    ============    ============    ============    ============

                                        ADDITIONAL     GUARANTEED
                                         PAID IN          ESOP          RETAINED
                                         CAPITAL       OBLIGATION       EARNINGS        TOTAL
                                       ------------   ------------    ------------   ------------
BALANCES, DECEMBER 31, 1999                 279,450   $   (500,000)   $  6,210,581   $ 25,239,169
Net income                                                               1,533,238      1,533,238
Issuance of common stock                                                                   64,066
Contribution of common stock to
  ESOP Plan                                                                               146,094
Issuance of cumulation shares for
  dividend arrearage                        (13,871)                                           --
Exchange of preferred stock for
  common stock                                                                                 --
Exchange of preferred stock for
  lodging certificates                        1,025                                          (245)
Acquisition of treasury shares                                                         (1,308,655)
Payment of dividends                                                       (47,359)       (47,359)
Reduction in guaranteed
  ESOP contribution                                        250,000                        250,000
Cost of ESOP shares released                (40,862)                                      (40,862)
                                       ------------   ------------    ------------   ------------
BALANCES, DECEMBER 31, 2000                 225,742       (250,000)      7,696,460     25,835,446
Net income                                                               2,031,614      2,031,614
Issuance of common stock                                                                    4,210
Contribution of common stock to
  ESOP and Profit Sharing Plans                                                            50,562
Exchange of preferred stock for
  common stock                                                                                 --
Exchange of preferred stock for
  lodging certificates                        3,265                                          (805)
Acquisition of treasury shares                                                         (2,379,428)
Payment of dividends                                                       (47,448)       (47,448)
Reduction in guaranteed
  ESOP contribution                                        250,000                        250,000
Cost of ESOP shares released                 40,862                                        40,862
                                       ------------   ------------    ------------   ------------
BALANCES, DECEMBER 31, 2001                 269,869              0       9,680,626     25,785,013
Net income                                                               3,083,368      3,083,368
Issuance of common stock                                                                  493,059
Exercise of options by ESOP Plan                                                          400,000
Exchange of preferred stock for
  common stock                                                                                 --
Exchange of preferred stock for
  lodging certificates                          830                                          (770)
Acquisition of treasury shares                                                         (1,580,194)
Payment of dividends                                                       (47,321)       (47,321)
Elimination of liquidation
  preference                               (204,649)                                     (204,649)
Guaranteed ESOP Obligation                                (181,500)                      (181,500)
                                       ------------   ------------    ------------   ------------
BALANCES, DECEMBER 31, 2002            $     66,050   $   (181,500)   $ 12,716,673   $ 27,747,006
                                       ============   ============    ============   ============

                 See notes to consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2000            2001            2002
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $  1,533,238    $  2,031,614    $  3,083,368
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on the sale of property                                                   --         (88,947)       (646,949)
    Undistributed minority interest                                           (23,778)             --              --
    Undistributed losses of equity investment in a related party                   --              --         125,587
    Loss on assumption of Sedona Worldwide Incorporated
      assets and liabilities                                                       --              --          48,887
    Income tax expense                                                      1,025,176       1,342,595       2,055,578
    Provision for doubtful accounts                                         1,116,813       1,230,974       1,588,749
    Depreciation and amortization                                             614,882         813,565       1,159,437
    Amortization of guarantee fees                                              1,750          38,646          47,188
    Contribution of common stock to ESOP and Profit
      Sharing Plans                                                           146,094          50,562              --
    Common stock issued in exchange for services                               64,066           4,210         493,059
    Change in assets and liabilities:
      Decrease (increase) in resort property held for Vacation
        Ownership Interest sales                                               79,082       1,392,921      (3,879,566)
      Decrease in resort property under development                            92,345         147,510       4,853,100
      (Increase) decrease in land held for sale                               (70,539)        (76,356)         19,096
      Decrease (increase) in other assets                                     607,702        (489,141)     (2,380,323)
      Increase in accounts payable                                            297,771         267,669         272,114
      Increase (decrease) in accrued and other liabilities                    766,107        (245,057)        298,756
      (Decrease) increase in due to affiliates                                (26,282)         24,022         (24,022)
      Decrease in deferred income taxes                                            --              --        (985,337)
      Decrease in income taxes payable                                             --              --        (477,016)
                                                                         ------------    ------------    ------------

Net cash provided by operating activities                                   6,224,427       6,444,787       5,651,706
                                                                         ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable, net                                                    (4,591,283)     (4,305,957)     (5,242,795)
  Decrease in deferred assets                                                  55,743              --              --
  Cash acquired from Sedona Worldwide Incorporated                                 --              --          30,457
  Purchases of property and equipment, net                                 (2,042,995)     (1,549,448)     (4,932,487)
  Proceeds from sale of property                                                   --              --         153,012
                                                                         ------------    ------------    ------------
Net cash used in investing activities                                      (6,578,535)     (5,855,405)     (9,991,813)
                                                                         ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                              16,994,924      21,993,373      25,852,491
  Principal payments on notes payable                                     (15,637,800)    (19,125,138)    (20,928,333)
  Principal payments on notes payable to affiliates                          (100,000)             --        (300,000)
  Elimination of Series B preferred stock liquidation provision                    --              --        (204,649)
  Exercise of options by ESOP Plan                                                 --              --         400,000
  Acquisition of treasury stock and other equity payments                  (1,308,900)     (2,380,233)     (1,580,964)
  Preferred stock dividend payments                                           (47,359)        (47,448)        (47,321)
                                                                         ------------    ------------    ------------
Net cash (used in) provided by financing activities                           (99,135)        440,554       3,191,224
                                                                         ------------    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (453,243)      1,029,936      (1,148,883)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,971,365       2,518,122       3,548,058
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  2,518,122    $  3,548,058    $  2,399,175
                                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Notes payable issued or assumed to purchase assets or
    minority interest                                                       4,472,997       4,900,000              --

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

     The Company's significant business activities include developing, operating, marketing and financing ownership interests ("Vacation Ownership Interests") in resort properties located in Arizona, Colorado,, Indiana, Nevada and Mexico.

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

PROPERTY AND EQUIPMENT, NET

     Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years. Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment. The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable. As of December 31, 2002, the Company does not consider any of its long-lived assets to be impaired.

SEGMENT REPORTING

     The Company has a single segment in the timeshare resort industry. Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

STOCK OPTION PLAN

     The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its Stock Option Plans. Accordingly, no compensation cost has been recognized for stock options granted under the Plans. The Company granted 55,000 and 0 options under the Stock Option Plans during the years ended December 31, 2001 and 2002, respectively. Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income and income per share would have decreased to the proforma amounts indicated below. The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

                                                   DECEMBER 31,
                                            ------------------------
                                               2001          2002
                                            ----------    ----------
     Net Income to common shareholders
       As reported                          $1,984,166    $3,036,047
       Proforma                              1,852,674     3,004,728

     Basic and Diluted Income per share
       As reported-basic                    $     0.62    $     1.03
       As reported-diluted                        0.61          1.00
       Proforma-basic                             0.58          1.02
       Proforma-diluted                           0.57          1.00

     Weighted-Average Assumptions:
       Dividend yield                       $       --    $       --
       Expected volatility                        67.6%           --
       Risk-free interest rate                     4.0%           --
       Expected life of options, in years         3.45            --

CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash equivalents are liquid investments with an original maturity of three months or less. At December 31, 2002 and 2001, the Company had cash in excess of federally insured limits. The following summarizes interest paid and capitalized interest to resort property under development:

                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------
                                         2000         2001         2002
                                      ----------   ----------   ----------
     Interest paid                    $2,726,000   $2,563,000   $2,102,000
     Income taxes paid                        --           --    1,461,000
     Capitalized interest                 86,000           --      306,000

ACCOUNTING MATTERS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement required companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company adopted the disclosure requirements of Statement No. 148 in the accompanying financial statements.

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

NOTE 2. NOTES RECEIVABLE, NET

     Notes receivable consist of the following:

                                                             DECEMBER 31,
                                                    ---------------------------
                                                        2001            2002
                                                    ------------   ------------
     Vacation Ownership Interest notes receivable   $ 31,105,657   $ 33,839,506
     Holdbacks by financial institutions               2,119,652      2,412,412
     Other receivables                                   673,399        840,021
     Allowance for possible credit losses             (3,533,483)    (3,072,668)
                                                    ------------   ------------
                                                    $ 30,365,225   $ 34,019,271
                                                    ============   ============

     Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13.9% to 17.9% and have terms of five to ten years. The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

     At December 31, 2002, the Company had an agreement with a financial institution for a commitment of $40 million under which the Company may sell certain of its Customer Notes. The agreement provided for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. At December 31, 2002, $11.6 million of the $40 million commitment was available to the Company. In December 2002, the Company renewed this agreement. Under the renewal terms the Company can sell up to an additional $30 million in Customer Notes, effective January 1, 2003.

     For the twelve months ended December 31, 2000, 2001 and 2002, the Company sold with recourse approximately $10 million, $2 million and $10 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years. The Company elected to hypothecate, rather than sell with recourse, the majority of its Customer Notes during 2001 because of uncertainty regarding the ability and intent of the financial institution which purchases such Customer Notes. In 2000 the Company was informed that this financial institution was ceasing the portion of its activities that includes financing of Customer Notes. In 2002 the financial institution was purchased and affirmed its intent to finance Customer Notes on an ongoing basis. As a result, the Company elected to sell with recourse more of its Customer Notes in 2002. The Company recorded an interest premium of approximately $1.0 million, $0 million, and $3.0 million as interest income in the years ended December 31, 2000, 2001 and 2002, respectively, related to notes sold with recourse.

     The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at prime plus 1.5%. The $30 million borrowing period expires in 2003 and the maturity is in 2008. At December 31, 2002, approximately $10.7 million is available under this commitment.

     At December 31, 2001 and 2002, the Company had approximately $11.0 million and $13.3 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa ("Los Abrigados"), Varsity Clubs of America-South Bend ("VCA-South Bend") and Varsity Clubs of America-Tucson ("VCA-Tucson").

     At December 31, 2002, notes receivable in the amount of approximately $195,000 have been contributed to the Company's Series A Preferred Stock sinking fund and therefore their use is restricted (Note 12).

     The following summarizes activity in the allowance for possible credit losses:

                                                 YEAR ENDED DECEMBER 31,
                                       ------------------------------------------
                                           2000           2001           2002
                                       ------------   ------------   ------------
     Beginning balance                 $  3,332,550   $  3,223,511   $  3,533,483
     Provision for doubtful accounts      1,116,813      1,230,974      1,588,749
     Amounts written off                 (1,225,852)      (921,002)    (2,049,564)
                                       ------------   ------------   ------------
     Ending balance                    $  3,223,511   $  3,533,483   $  3,072,668
                                       ============   ============   ============

     The Company considers all notes receivable past due in excess of 90 days to be delinquent. Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company. During 2002, the Company deeded back in a bulk transaction 521 Vacation Ownership Interests of delinquent owners. These accounts had become delinquent over a period of several years. The Company subsequently annexed those recovered weeks to Premiere Vacation Club. At December 31, 2002, $8.3 million in principal or $6.2 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 16.5% and 12.4%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

     At December 31, 2001 and 2002, the above allowance includes $225,000 and $266,000 respectively, for notes sold with recourse.

NOTE 3. RESORT PROPERTY HELD FOR VACATION OWNERSHIP INTEREST SALES

     Resort property held for Vacation Ownership Interest sales consists of the following:

                                                        DECEMBER 31,
                                               ---------------------------
                                                   2001           2002
                                               ------------   ------------
     Premiere Vacation Club                    $ 13,165,636   $ 19,989,013
     VCA-Tucson                                   1,682,189        148,795
     VCA-South Bend                               2,374,229      1,741,527
     Golden Eagle Resort                          1,233,999        848,013
     Los Abrigados                                  385,353        307,943
     Roundhouse Resort                              749,255        749,255
     Kohl's Ranch Lodge                             323,759         25,449
     The Inn at Los Abrigados                       310,867        294,858
     Other                                           45,585         45,585
                                               ------------   ------------
                                               $ 20,270,872   $ 24,150,438
                                               ============   ============

     In January 1999, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1999 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club. During 2001 and 2002, the Company annexed additional units and as of December 31, 2002, Premiere Vacation Club included a total of 19,100 Vacation Ownership Interests. The 19,100 Vacation Ownership Interests annexed into the Club consisted of 3,259.5 Vacation Ownership Interests in Los Abrigados, 279.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,823 Vacation Ownership Interests in Kohl's Ranch Lodge, 930 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 1,169 Vacation Ownership Interests in VCA-South Bend, 2,831 Vacation Ownership Interests in VCA-Tucson, 169 Vacation Ownership Interests in the Roundhouse Resort, 1,147 Vacation Ownership Interests in the Carriage House, and 4,992 Vacation Ownership Interests in the Bell Rock Inn.

NOTE 4. NET INCOME PER SHARE

     The following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    2000          2001            2002
                                                                -----------    -----------    -----------
Net income                                                      $ 1,533,238    $ 2,031,614    $ 3,083,368
Less: Series A preferred stock dividends                            (47,359)       (47,448)       (47,321)
                                                                -----------    -----------    -----------
Net income available to common stockholders - basic             $ 1,485,879    $ 1,984,166    $ 3,036,047
                                                                ===========    ===========    ===========

Weighted average shares of common stock outstanding - basic       3,692,536      3,190,014      2,934,560
                                                                ===========    ===========    ===========
Basic net income per share                                      $      0.40    $      0.62    $      1.03
                                                                ===========    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                                                          YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    2000           2001           2002
                                                                -----------    -----------    -----------
Net income                                                      $ 1,533,238    $ 2,031,614    $ 3,083,368
Less: Series A preferred stock dividends                            (47,359)       (47,448)       (47,321)
                                                                -----------    -----------    -----------
Net income available to common stockholders-- diluted             1,485,879      1,984,166      3,036,047
                                                                -----------    -----------    -----------
Weighted average shares of common stock outstanding               3,692,536      3,190,014      2,934,560
Add:  Convertible preferred stock (Series B and Series C)
        dilutive effect                                              82,551         79,779         61,378
      Stock options dilutive effect                                      --          8,464         43,282
                                                                -----------    -----------    -----------
Weighted average shares of common stock outstanding-- diluted     3,775,087      3,278,257      3,039,220
                                                                ===========    ===========    ===========
Diluted net income per share                                    $      0.39    $      0.61    $      1.00
                                                                ===========    ===========    ===========

     Stock options to purchase 85,700 shares of common stock at prices ranging from $4.60 per share to $8.125 per share and 13,200 shares of common stock at a price of $8.125 per share were outstanding at December 31, 2001 and 2002, respectively but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire in 2002 and 2006.

     Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

NOTE 5. DEFERRED ASSETS

     As part of the acquisition of Los Abrigados, certain affiliates of the Company guaranteed the underlying mortgage on the resort. As partial consideration for their guarantee, the affiliates earned a $780,000 fee, which is amortized to expense as Vacation Ownership Interests are sold. At December 31, 2001 and 2002, deferred assets included $107,139 and $59,951, respectively, of guarantee fees, net of accumulated amortization.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2001            2002
                                                   ------------    ------------
Land                                               $    403,961    $    415,665
Buildings and improvements                            5,682,989       4,970,541
Leasehold improvements                                  304,136       1,725,651
Furniture and fixtures                                1,385,341       3,542,030
Office equipment                                        636,156       1,208,463
Computer equipment                                      850,551       1,046,468
Vehicles                                                122,422         290,969
                                                   ------------    ------------
                                                      9,385,556      13,199,787
Accumulated depreciation                             (3,196,474)     (4,190,814)
                                                   ------------    ------------
                                                   $  6,189,082    $  9,008,973
                                                   ============    ============

NOTE 7. INCOME TAXES

     Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                         2001           2002
                                                                     -----------    -----------
Deferred Tax Assets:
  Nondeductible accruals for uncollectible receivables               $ 1,341,000    $ 1,146,000
  Tax basis in excess of book on resort property held
    for Vacation Ownership Interest sales                                142,000        126,000
  Net operating loss and minimum tax carryforwards                     2,911,000      2,366,000
  Other                                                                  173,000        417,000
                                                                     -----------    -----------
  Total deferred tax assets                                            4,567,000      4,055,000
                                                                     -----------    -----------
Deferred Tax Liabilities:
  Installment receivable gross profit deferred for tax purposes       (6,295,000)    (6,729,000)
  Tax depreciation in excess of book                                    (435,000)      (594,000)
                                                                     -----------    -----------
  Total deferred tax liabilities                                      (6,730,000)    (7,323,000)
                                                                     -----------    -----------
  Net deferred tax liability                                         $(2,163,000)   $(3,268,000)
                                                                     ===========    ===========

     The provision for income taxes consists of the following:

                                                        DECEMBER 31,
                                            ------------------------------------
                                               2000         2001         2002
                                            ----------   ----------   ----------
Current-federal alternative minimum tax     $       --   $  689,923   $  950,501
Deferred                                     1,025,176      652,672    1,105,077
                                            ----------   ----------   ----------
Total                                       $1,025,126   $1,342,595   $2,055,578
                                            ==========   ==========   ==========

     A reconciliation of the income tax expense and the amount that would be computed using statutory federal income tax rates is as follows:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000         2001         2002
                                            ----------   ----------   ----------
Federal, computed on income before
  minority interest and income taxes        $  869,854   $1,147,231   $1,747,242
State, computed on income after minority
  interest and before income taxes              97,117      128,085      191,683
Other                                           58,205       67,279      116,653
                                            ----------   ----------   ----------
Income tax expense                          $1,025,176   $1,342,595   $2,055,578
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

     At December 31, 2002, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $1.3 million, which expire in 2017 through 2020. At December 31, 2002, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year. To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

NOTE 8. NOTES PAYABLE

     Notes payable consist of the following:

                                                                                           DECEMBER 31,
                                                                                   ---------------------------
                                                                                       2001           2002
                                                                                   ------------   ------------
Note payable, collateralized by consumer notes receivable, interest at
  prime plus 1.5% (5.75% at December 31, 2002) due through 2008                    $ 17,582,161   $ 19,252,225
Note payable, collateralized by deed of trust on lender's leasehold interest in real property, interest at 6% to 12%, due through 2011.  Note is eliminated in consolidation in  2002.  2002 balance reflects loan premium
  amortized at 4.37% through 2011 (Note 11)                                           4,900,000      1,501,737
Note payable, collateralized by deed of trust on Bell Rock Inn, interest at
  7.49%, due through 2023                                                             4,392,127      4,310,812
Note payable, collateralized by deed of trust and assignment of rent on
  Premiere Park, interest at the greater of prime plus 1.0% (5.25% at
  December 31, 2002) or 7.0% due through 2007                                                --      3,725,673
Construction note payable, collateralized by deed of trust on VCA-Tucson, interest at prime plus 1.0% (5.25% at December 31, 2002) plus a
  minimum principal payment of $134,000 monthly, due through 2005                     4,065,596      3,457,596
Construction  note  payable,  collateralized  by deed of trust on Kohl's
  Ranch Lodge, interest at prime plus 2.5% (6.75% at December 31, 2002),
  due through 2006                                                                    2,173,515      4,456,323
Note payable collateralized by deed of trust, interest at the greater of prime
  plus 1.5% (5.75% at December 31, 2002) or 7.0%, due through 2007                           --      1,811,439
Linesof credit  aggregating $2,500,000, interest at prime plus 1.5% to prime plus 1.75% (5.75% to 6.00% at December 31, 2002), collateralized  by 10%
  partnership interest in Los Abrigados Partners Limited Partnership
  ("LAP"), due through 2003                                                           1,399,150      1,650,000
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
  10%, due through 2003                                                                 983,358        800,218
Note payable, collateralized by deed of trust on Sedona Station, interest at
  8.625%, due through 2011                                                              798,382             --
Note payable, collateralized by deed of trust on Los Abrigados, interest at
  prime plus 2.5% (6.75% at December 31, 2002), due through 2008                        918,842        868,807
Obligations under capital leases with interest at 8.6% to 11% (Note 17)                 224,998         56,607
Note payable, collateralized by LAP partnership interest, interest at 8%,
  due through 2002                                                                      467,719             --
Note payable, collateralized by consumer notes receivable, interest at prime
  plus 3% (7.25% at December 31, 2002), due through 2006                                370,492             --
Note payable, collateralized by cash or stock of the Company purchased
  through Wedbush Morgan Securities, interest at 12%, due through 2004                  714,301        510,038
Note payable, collateralized by deed of trust, interest at 8.5%,
  due through 2007                                                                      358,908        336,383
Note payable, collateralized by deed of trust on 91 Portal Lane, interest at
  7.29%, due through 2007                                                                    --        333,281
Note payable, collateralized by an assignment of the Company's general
  partnership interest in LAP, interest at 10%, due through 2003                        200,000        100,000
Note payable by Employee  Stock  Ownership  Plan and  guaranteed by the Company, collateralized by Company stock purchased by the Plan,
  interest at 6.0% , due through 2003                                                        --        181,500
Note payable, collateralized by deed of trust, interest at 8.5%, due
  through 2003                                                                          211,565             --
Note payable, collateralized by deed of trust on manager residence at Kohl's
  Ranch, interest at 7.75%, due through 2007                                             92,000         89,014
Note payable, collateralized by LAP partnership interest, interest at prime plus
  1.5% (5.75% at December 31, 2002), due through 2002                                   100,000             --
Notes payable, collateralized by furniture, fixtures and equipment, interest
  at 4% to 9%, due through 2006                                                         626,264      1,244,023
Other                                                                                    39,925         43,337
                                                                                   ------------   ------------
                                                                                   $ 40,619,303   $ 44,729,013
                                                                                   ============   ============

     At December 31, 2002, approximately $23.7 million of the Company's notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral. The maturities of these notes are included below based on their scheduled repayment terms and maturities. Future contractual maturities of notes payable and capitalized leases at December 31, 2002 are as follows:

     2003                                                  $  7,208,648
     2004                                                     8,070,937
     2005                                                     6,535,244
     2006                                                     5,374,101
     2007                                                     8,214,635
     Thereafter                                               9,325,448
                                                           ------------
                                                           $ 44,729,013
                                                           ============

NOTE 9. NOTES PAYABLE TO AFFILIATES

     Notes payable to affiliates consist of the following:

                                                         DECEMBER 31,
                                                   -----------------------
                                                      2001         2002
                                                   ----------   ----------
Note payable, collateralized by LAP partnership
  interest, interest at 10%, due through 2003      $  700,000   $       --

Notes payable, collateralized by LAP partnership
  interest, interest at 8%, due through 2002          300,000           --
                                                   ----------   ----------
                                                   $1,000,000   $       --
                                                   ==========   ==========

     Total interest expense on notes payable to affiliates for the years ended December 31, 2000, 2001 and 2002 was approximately $107,000, $95,000 and
$20,000, respectively. Interest payable to affiliates at December 31, 2001 and 2002 was approximately $24,000 and $0, respectively. The note payable to affiliates of $700,000 was fully repaid in 2002 as part of the sale of the Sedona Station (Note 16).

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Operating leases are used to lease office space, equipment and vehicles. Future minimum lease payments on noncancelable operating leases at December 31, 2002 are as follows:

     2003                                                      $  1,718,000
     2004                                                         1,500,000
     2005                                                         1,402,000
     2006                                                         1,131,000
     2007                                                         1,068,000
     Thereafter                                                  11,924,000
                                                               ------------
                                                               $ 18,743,000
                                                               ============

     Total rent expense for the years ended December 31, 2000, 2001 and 2002 was approximately $897,000, $1,516,000 and $2,208,000 respectively.

LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

OTHER

     In December 1999, the Company completed the spin-off of its 80% ownership interest in SWI to the shareholders of ILX. In conjunction with the spin-off the Company agreed to provide up to $200,000 of working capital financing to SWI through November 30, 2001. During 2000, the Company advanced the full $200,000 at an interest rate of prime plus 3%, and at December 31, 2001 the balance of the note receivable was $108,000. On January 2, 2002 the Company entered into a Bill of Sale Assignment and Assumption agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI, in full satisfaction of the note and recognized a net loss of $48,887. The purchase is not deemed material.

     In December 1999, the Company guaranteed a $1,000,000 operating line of credit for Sedona Vacation Club, the proceeds of which were used for renovations at Los Abrigados. Sedona Vacation Club repaid the interest and principal on the loan from proceeds from a special assessment of its owners and from their reserve payments. The line of credit bore interest at prime plus 2.5%. At December 31, 2002, approximately $72,000 remained outstanding on the line which was fully repaid in January 2003.

     In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada
- Las Vegas ("UNLV") and the "Strip" in Las Vegas, Nevada. The $5 million purchase price for the leasehold interest consisted of a $100,000 earnest money deposit made in August 2000 and a $4.9 million promissory note from a subsidiary of the Company to an unrelated third party ("the Note"). In June 2002, the Company purchased the Note for $3.325 million. Both the $4.9 million receivable and the Note are eliminated in consolidation. The original discount of $1,575,000 is being amortized to income over the term of the Note. That discount, net of accumulated amortization, is included in notes payable. The Company amortized $73,263 during the twelve months ended December 31, 2002. The Company borrowed $3.8 million in June 2002, a portion of which was used to purchase the Note and the Note is collateral for the borrowing (Note 8).

     In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021. The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021. The lessor was required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex. The Company has renamed the property the "Los Abrigados Lodge." The renovations and construction were completed in 2001, and the property is being used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Sedona sales office. Lease payments for the Los Abrigados Lodge in the amount of $779,348 per year through 2021 are included in the above table of future minimum lease payments on noncancelable operating leases.

     In October 2001, the Company adopted a stock compensation program for certain of its employees, primarily those earning $50,000 or more per year. Under the program, employees received in the first quarter of 2002 a portion of compensation they would otherwise have earned in cash during the fourth quarter of 2001 in shares of stock of the Company, at a prescribed formula. This program was extended to the first quarter of 2002, with shares issuable in the second quarter of 2002. The total number of shares issued to employees under the program in January 2002 was 31,742 shares valued at $6.90 per share. The total number of shares issued to employees under the program in April 2002 was 27,003 shares valued at $6.80 per share.

     In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 96 studio Vacation Ownership Interests in the Bell Rock Inn to Premiere Vacation Club. This property was acquired through the assumption of an existing mortgage which does not provide for release provisions. In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments. The balance of this escrow account of $460,747 is included in other assets.

     The Company's Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis. The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties. A liability has been recorded for the possible future payment based on estimated net realizable values of the properties. These potential obligations as well as amounts due fund certificate holders for sales of properties are included in accrued liabilities.

NOTE 12. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     At December 31, 2001 and 2002, preferred stock includes 59,311 and 59,151 shares of the Company's Series A Preferred Stock carried at $593,110 and $591,510, respectively. The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $.80 per share. Dividends were paid of $47,359, $47,448 and $47,321 in 2000, 2001 and 2002, respectively. Commencing
January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund. At December 31, 2002, notes receivable in the amount of approximately $195,000 have been designated for the sinking fund. Dividends on the Company's common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

     At December 31, 2001 and 2002, preferred stock also includes 55,000 and 0 shares of the Company's Series B Convertible Preferred Stock carried at $55,000 and $0. The Series B Convertible Preferred Stock had a $10 par value and a liquidation preference of $10 per share, which was subordinate to the Series A liquidation preference. The Series B Convertible Preferred Stock was not entitled to dividends. Commencing July 1, 1996, the Series B Convertible Preferred Stock was convertible into common stock on the basis of two shares of common for five shares of preferred stock.

     In August 2002, the Series B Convertible Preferred shareholders converted the remaining 55,000 outstanding shares of Series B Convertible Preferred Stock for 22,000 shares of common stock, and the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP") agreed to purchase such common shares at $8.25 per share in exchange for notes payable of $181,500. The notes bear interest at 6%, payable in quarterly payments of principal and interest through 2003, and are secured by the common shares. The principal amount of the notes is guaranteed by the Company and has been recorded as a guaranteed ESOP obligation. The Company also settled the liquidation preference for $204,649 which has been recorded as a reduction to additional paid in capital.

     The Series A preferred stock may, at the holder's election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest. During 2002, Series A shares could also have been exchanged for lodging certificates under certain conditions, and 160 shares were exchanged under this program during the year.

     At December 31, 2001 and 2002, preferred stock also includes 170,505 and 118,440 shares of the Company's Series C Convertible Preferred Stock carried at $468,915 and $325,216. The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors. If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends ("Dividend Arrearage") could have been converted to "Cumulation Shares" at the rate of $6 of Dividend Arrearage per Cumulation Share. The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preference of the Series A stock. Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages. For the years ended December 31, 2000, 2001 and 2002, the Company recorded the exchange of 14,298, 6,330 and 52,065 Series C Convertible shares for 4,766, 2,110 and 17,355 common shares, respectively. ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

COMMON STOCK

     For the years ended December 31, 2000, 2001 and 2002, the Company issued 71,600, 4,100 and 8,400 shares of restricted common stock, valued at $64,066, $4,210 and $32,918, respectively, to employees in exchange for services provided. In addition, in 2002 the Company issued 65,930 shares of common stock valued at $460,141 to employees and a professional service provider in exchange for services provided.

     During 2000, 2001 and 2002, the Company purchased 657,500, 543,200 and 214,095 shares of its Common Stock for $1,308,655, $2,379,428 and $1,580,194.

     In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth business day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.

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

     In August 1999, the ESOP entered into an agreement with Litchfield Financial Corporation for a $500,000 line of credit, which was secured by stock purchased with the funds and guaranteed by the Company. The ESOP borrowed the full $500,000 in 1999. In 2000 and 2001, the Company paid interest on the line of credit of $34,029 and $13,979, respectively. The line of credit was fully repaid in 2001.

     During the years ended December 31, 2000 and 2001, the Company contributed $250,000 each year to the ESOP and such funds were used by the ESOP to repay the line of credit. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Option Plan, the difference of $40,862 each year between the fair market value of the leveraged shares at the time of the debt repayment in 2000 and 2001 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital. During the year ended December 31, 2000, the Company also issued to the ESOP 100,000 shares of restricted common stock valued at $146,094. During the year ended December 31, 2001, the Company issued to the ESOP 20,000 shares of restricted common stock valued at $41,905. During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the funds were used to exercise options for 100,000 shares of common stock.

     During the years ended December 31, 1999 and 2000, the ESOP purchased a total of 375,300 shares of the Company's common stock in the open market. Inclusive of the 22,000 shares of common stock obtained in the transaction with the Series B shareholders (Note 12), at December 31, 2002, the ESOP held 613,802 shares and $5,460 in cash. The 22,000 shares, valued at $173,800 as of December 31, 2002, were purchased with borrowed funds and at December 31, 2002 had not been released to participant accounts. These unallocated shares are collateral for the outstanding indebtedness on the note payable. At December 31, 2002, the unallocated shares were reflected at cost as a contra equity account, Guaranteed ESOP Obligation.

NOTE 14. EMPLOYEE STOCK OPTION PLANS

     The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company. The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant. All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option. Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder. The aggregate number of shares that may be issued under the Plans shall not exceed 100,000 shares. The number of shares available for grant under the Plans at December 31, 2001 and December 31, 2002 was 9,300 and 66,800, respectively.

     Stock option transactions are summarized as follows:

                                                Exercise Price  Weighted Average
                                     Options        Range        Exercise Price
                                    ---------   --------------  ----------------
Outstanding at December 31, 1999      145,700    $3.25-8.125          5.00
Options granted                       100,000           4.00          4.00
Options canceled                     (110,000)     6.25-6.75          6.70
                                    ---------
Outstanding at December 31, 2000      135,700     3.25-8.125          4.91
Options issued                         55,000      4.60-6.82          6.21
Options canceled                           --             --            --
                                    ---------
Outstanding at December 31, 2001      190,700     3.25-8.125          5.28
Options granted                            --             --            --
Options exercised                    (100,000)          4.00          4.00
Options canceled                      (57,500)    6.82-8.125          7.22
                                    ---------
Outstanding at December 31, 2002       33,200    $3.25-8.125          5.80
                                    =========
Exercisable at December 31, 2002       33,200    $3.25-8.125          5.80
                                    =========
Weighted-average fair value of
options granted during year
ended December 31, 2001                  2.96
                                    =========
Weighted-average fair value of
options granted during year
ended December 31, 2002                    --
                                    =========

     The exercise price for options outstanding at December 31, 2002 ranged from $3.25 to $8.125 per share. Options outstanding at December 31, 2002 have expiration dates as follows:

     YEAR ENDING                                              OPTIONS FOR
     DECEMBER 31,                                                SHARES
     ------------                                             -----------
        2004                                                     18,200
        2006                                                     15,000
                                                               --------
                                                                 33,200
                                                               ========

     The weighted average remaining contractual life for options outstanding as of December 31, 2001 and 2002 was 1.86 years and 2.47 years respectively.

NOTE 15. PROFIT SHARING PLAN

     The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate. The Company contributes a discretionary amount to the plan as determined by the Board of Directors. The Company declared contributions of $50,000 for each of the years ended December 31, 2000, 2001 and 2002. The contributions consisted of $50,000 cash for 2000 and 2002, and cash of $41,342 and 1,300 shares of common stock valued at $8,658 for 2001.

NOTE 16. RELATED PARTY TRANSACTIONS

     In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

     In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000. The Company leases the building for $48,000 per year. At December 31, 2002, three one-year options to renew at the rate of $48,000 per year remain on the existing lease.

     In March 2002, the Company completed a transaction with Edward John Martori
(EJM). EJM had been a creditor of the company and was a direct and indirect major shareholder of the Company. EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction. The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as a part of the transaction. The balance of the purchase price was paid to the Company in cash. The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $123,751 in rent expense for the twelve months ended December 31, 2002.

     In August 2002, the Company invested $1,000,000 in cash for 8,000,000 shares or an approximately 36.4% ownership interest in GWWI. GWWI plans to develop 23-acres of the Company's 44-acre parcel in Las Vegas, Nevada. The facility will include a sports themed restaurant and bar, pro-shop, and six 18-hole natural grass putting courses. Four of the putting courses will be developed using 24 full-sized championship putting greens, each inspired by famous greens known around the world. The investment in GWWI is included in other assets and the Company is accounting for its interest in GWWI on the equity method. Total assets and liabilities at December 31, 2002 and net loss for the year ended December 31, 2002 for GWWI were $1,408,594, $99,600 and $344,859, respectively.

NOTE 17. CAPITAL LEASES

     Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $693,015 and $693,015 (net of accumulated amortization of $468,017 and $636,408) at December 31, 2001 and

2002, respectively. The leases expire through 2004. Future minimum lease payments at December 31, 2002 are as follows:

     2003                                                        $ 40,539
     2004                                                          20,591
                                                                 --------
     Total                                                         61,130
     Less: Amounts representing interest                           (4,523)
                                                                 --------
     Net minimum lease payments                                  $ 56,607
                                                                 ========

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

GEOGRAPHIC CONCENTRATION

     The Company's notes receivable have been primarily originated in Arizona. The risk inherent in such concentrations is dependent upon regional and general economic stability that affects property values and the financial stability of the borrowers. The Company's resort property held for Vacation Ownership Interest sales is also concentrated in Arizona. The risk inherent in such concentration is in the continued popularity of the resort destinations, which affects the marketability of the Company's products and the collection of notes receivable. The opening of a sales office in Las Vegas in 2002 reduces the amount of concentration of notes originated in Arizona.

NOTE 19. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value for financial instruments:

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

NOTE 20. SUBSEQUENT EVENT

     On March 4, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register 300,000 shares of common stock that may be issued under a dividend reinvestment plan adopted by the Company's Board of Directors.

NOTE 21. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information is presented in the following summary.

                                                          2000
                                 ------------------------------------------------------
                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                  MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                 -----------   -----------   ------------   -----------
Revenues                         $10,011,021   $11,007,427    $10,819,149   $11,216,246
Operating income                   1,179,376     1,765,813      1,310,833     1,065,330
Net income                           265,096       633,562        385,849       260,731
Net income per share - basic             .06           .17            .10           .07
Net income per share - diluted           .06           .16            .10           .07

                                                          2001
                                 ------------------------------------------------------
                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                  MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                 -----------   -----------   ------------   -----------
Revenues                         $11,258,970    13,157,219    $12,299,426    11,592,906
Operating income                   1,384,871     1,893,886      1,479,797     1,200,685
Net income                           381,509       763,495        518,583       368,027
Net income per share - basic             .11           .23            .16           .12
Net income per share - diluted           .11           .22            .16           .12

                                                          2002
                                 ------------------------------------------------------
                                                   THREE MONTHS ENDED
                                 ------------------------------------------------------
                                  MARCH 31       JUNE 30     SEPTEMBER 30   DECEMBER 31
                                 -----------   -----------   ------------   -----------
Revenues                         $11,839,290   $16,061,028    $15,205,083   $15,488,067
Operating income                   1,731,966     2,521,752      1,654,109     1,422,753
Net income                           747,458     1,224,101        633,903       477,906
Net income per share - basic             .25           .41            .21           .16
Net income per share - diluted           .24           .40            .20           .16

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

                                  EXHIBIT INDEX

EXHIBIT                                                                                              PAGE NUMBERS OR
NUMBERS              DESCRIPTION                                                                     METHOD OF FILING
-------              -----------                                                                     ----------------
  1                  Form of Underwriting Agreement                                                  Incorporated by reference to
                                                                                                     Registration Statement on Form
                                                                                                     S-1 No. 333-45403

3(i).1               Articles of Incorporation of International Leisure Enterprises Incorporated     Incorporated by reference to
                     (filed October 8, 1986)                                                         Registration Statement on Form
                                                                                                     S-1 No. 33-16122

3(i).2               Articles of Amendment to the Articles of Incorporation of International         Incorporated by reference to
                     Leisure Enterprises Incorporated (filed August 31, 1987)                        1990 10-K

3(i).3               Articles of Amendment to the Articles of Incorporation of International         Incorporated by reference to
                     Leisure Enterprises Incorporated (filed October 19, 1987)                       1994 10-K/A-3

3(i).4               Articles of Amendment to the Articles of Incorporation of International         Incorporated by reference to
                     Leisure Enterprises Incorporated (filed May 3, 1990)                            1994 10-K/A-3

3(i).5               Articles of Amendment to the Articles of Incorporation of International         Incorporated by reference to
                     Leisure Enterprises Incorporated (Name changed by this Amendment to             1993 10-K
                     ILX Incorporated), (filed June 28, 1993)

3(i).6               Certificate of Amendment to Articles of Incorporation, filed January 12,        Incorporated by reference to
                     1998                                                                            Registration Statement on Form
                                                                                                     S-1 No. 333-45403

3(i).7               Articles of Correction, filed January 12, 1998, to correct Certificate of       Incorporated by reference to
                     Amendment to Articles of Incorporation, dated January 12, 1998                  Registration Statement on Form
                                                                                                     S-1 No. 333-45403

3(i).8               Certificate of Designation, Preferences, Rights, and Limitations                Incorporated by reference to
                     of Series A Preferred Stock, $10.00 par value of International                  1991 10-K
                     Leisure Enterprises Incorporated, filed September 5, 1991

3(i).9               Certificate of Designation, Preferences, Rights, and Limitations of             Incorporated by reference to
                     Series B Preferred Stock, $10.00 par value of International Leisure             1991 10-K
                     Enterprises Incorporated, filed September 5, 1991

3(ii).10             Certificate of Designation of Series C Preferred Stock,                         Incorporated by reference to
                     filed April 30, 1993                                                            1993 10-K

3.(ii)               Amended and Restated Bylaws of International Leisure                            Incorporated by reference to
                     Enterprises Incorporated, dated October 26, 1987                                1990 10-K

  4                  Form of Common Stock Certificate                                                Incorporated by reference to
                                                                                                     Form 8-A, filed February 4,
                                                                                                     1998

10.1                 1992 Stock Option Plan                                                          Incorporated by reference to
                                                                                                     1992 10-K

10.2                 1995 Stock Option Plan                                                          Incorporated by reference to
                                                                                                     1995 10-K

EXHIBIT                                                                                              PAGE NUMBERS OR
NUMBERS              DESCRIPTION                                                                     METHOD OF FILING
-------              -----------                                                                     ----------------
10.3                 Agreement and Plan of Merger among ILE Acquisition Corporation,                 Incorporated by reference to
                     International Leisure Enterprises Incorporated and Genesis Investment           1992 10-K
                     Group, Inc., dated March 15, 1993

10.4                 First Amendment to Agreement and Plan of Merger between ILE                     Incorporated by reference to
                     Acquisition Corporation, International Leisure Enterprises Incorporated         1993 10-K
                     and Genesis Investment Group, Inc., dated April 22, 1993

10.5                 Lease Agreement between Edward John Martori and Red Rock Collection             Incorporated by reference to
                     Incorporated, dated December 29, 1995                                           1995 10-K

10.6                 Lease Agreement between Edward John Martori and ILX Resorts                     Incorporated by reference to
                     Incorporated dated January 1, 2000                                              1999 10-K

10.7                 First Amended Certificate of Limited Partnership and Amended Agreement          Incorporated by reference to
                     of Los Abrigados Partners Limited Partnership, dated September 9, 1991          1991 10-K

10.8                 Certificate of Amendment of Limited Partnership for Los Abrigados               Incorporated by reference to
                     Partners Limited Partnership, dated November 11, 1993                           1994 10-K/A-3

10.9                 First Amendment to Amended Agreement of Los Abrigados Partners                  Incorporated by reference to
                     Limited Partnership, dated February 9, 1996                                     1995 10-K

10.10                Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori         Incorporated by reference to
                     Enterprises Inc., dated August 8, 1997                                          Form 8-K, filed August 22, 1997

10.11                Security Agreement between ILX Incorporated and Martori Enterprises             Incorporated by reference to
                     Inc., dated August 8, 1997                                                      Form 8-K, filed August 22, 1997

10.12                Amended and Restated Promissory Note ($909,078) by ILX Incorporated             Incorporated by reference to
                     to Edward J. Martori, dated January 1, 1996                                     Registration Statement on Form
                                                                                                     S-1 No. 333-45403

10.13                Agreement to Modify Amended and Restated Promissory Note ($909,078)             Incorporated by reference to
                     by ILX Resorts Incorporated  to Edward J. Martori dated January 1, 1996         9/30/99 10Q
                     and the sale by Martori Enterprises Incorporated to ILX Resorts
                     Incorporated and/or its nominee of certain vacation ownership interests in
                     ILX Premiere Vacation Club and VCA South Bend Incorporated

10.14                Agreement for Transfer of Limited Partnership Interest by ILX                   Incorporated by reference to
                     Incorporated and Alan R. Mishkin, dated August 29, 1997                         Form 8-K, filed August 22, 1997

10.15                Installment Promissory Note ($675,000) by ILX Incorporated to Alan R.           Incorporated by reference to
                     Mishkin dated September 24, 1997                                                Form 8-K, filed August 22, 1997

10.16                Security (Pledge) Agreement between ILX Incorporated and Alan R.                Incorporated by reference to
                     Mishkin, dated September 24, 1997                                               Form 8-K, filed August 22, 1997

                     Form of Employment Agreement among ILX Resorts Incorporated and                 Incorporated by reference to
10.17                each of Joseph Martori, Nancy Stone and Edward Zielinski                        Registration Statement on Form
                                                                                                     S-1 No. 333-45403

10.18                Secured Line of Credit Lending Agreement between Litchfield Financial           Incorporated by reference to
                     Corporation and ILX Resorts Incorporated, Los Abrigados Partners                6/30/98 10Q
                     Limited Partnership and Premiere Development Incorporated dated as of
                     June 12, 1998

EXHIBIT                                                                                              PAGE NUMBERS OR
NUMBERS              DESCRIPTION                                                                     METHOD OF FILING
-------              -----------                                                                     ----------------
10.19                Secured Line of Credit Promissory Note between Litchfield Financial             Incorporated by reference to
                     Corporation and ILX Resorts Incorporated, Los Abrigados Partners                6/30/98 10Q
                     Limited Partnership and Premiere Development Incorporated dated as of
                     June 12, 1998

10.20                Business Agreement among ILX Resorts Incorporated, Premiere Vacation            Incorporated by reference to
                     Club and Premiere Development Incorporated and Treasures of the Sea of          6/30/98 10Q
                     Cortez, Promotura de Inversion Turistica, Immobiliaria y Hotelera Los
                     Algodones and Immobiliaria Cerro Pelon dated as of June 8, 1998

10.21                Amended and Restated Secured Line of Credit Lending Agreement                   Incorporated by reference to
                     between ILX Resorts Incorporated, Los Abrigados Partners Limited                9/30/98 10Q
                     Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated, VCA
                     South Bend Incorporated, Premiere Development Incorporated and
                     Litchfield Financial Corporation dated as of September 17, 1998

10.22                Agreement for Sale and Transfer of Promissory Note between ILX Resorts          Incorporated by reference to
                     Incorporated and Martori Enterprises Incorporated dated as of September         9/30/98 10Q
                     29, 1998

10.23                Contract of Sale of Timeshare Receivables with Recourse between Resort          Incorporated by reference to
                     Funding, Inc. and Premiere Development Incorporated dated as of March           1998 10K
                     19, 1999

10.24                Guaranty Agreement between ILX Resorts Incorporated and Resort                  Incorporated by reference to
                     Funding, Inc. dated as of March 19, 1999                                        1998 10K

10.25                Rider to Contract between Resort Funding, Inc. and Premiere Development         Incorporated by reference to
                     Incorporated dated March 24, 1999 to supplement the Contract of Sale of         1998 10K
                     Timeshare Receivables with Recourse dated as of March 19, 1999

10.26                Credit Agreement between Patrick J. McGroder, III, Nancy J. Stone, and          Incorporated by reference to
                     James W. Myers, Trustees for the ILX Resorts Incorporated Employee              9/30/99 10Q
                     Stock Ownership Plan and Trust and Litchfield Financial Corporation dated as of August 12, 1999

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

10.31                Letter agreement, dated as of October 28, 1999, among ILX Resorts               Incorporated by reference to
                     Incorporated and Sedona Worldwide Incorporated                                  1999 10K

10.32                Modification Agreement between ILX Resorts Incorporated and Sedona              Filed herewith
                     Worldwide Incorporated, dated January 1, 2001

10.33                Schedule 14C Definitive Information Statement pursuant to Section 14(c)         Incorporated by reference to
                     of the Securities Exchange Act of 1934 for Sedona Worldwide                     Schedule 14C on Form No. DEF
                     Incorporated                                                                    14C No. 001-13855, filed
                                                                                                     January 3, 2000

10.34                Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele            Incorporated by reference to
                     Foundation, Inc. dated February 23, 2000                                        1999 10K

10.35                Installment Promissory Note ($500,000) by ILX Resorts Incorporated to           Incorporated by reference to
                     Martori Enterprises Incorporated dated August 1, 1999                           1999 10K


10.36                Purchase and Sale Agreement between ILX Resorts Incorporated and Las            Incorporated by reference to
                     Vegas Golf Center, LLC, dated August 16, 2000                                   9/30/2000 10Q

10.37                First Amendment in Total between the County of Clark, a political               Incorporated by reference to
                     subdivision of the State of Nevada, and ILX Resorts Incorporated, dated         9/30/2000 10K
                     November 15, 2000

10.38                Assignment and Assumption of Lease between ILX Resorts Incorporated             Incorporated by reference to
                     and VCA Nevada Incorporated, dated January 12, 2001                             9/30/2000 10K

10.39                First Amendment to Purchase and Sale Agreement between ILX Resorts              Incorporated by reference to
                     Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001            9/30/2000 10K

10.40                Purchase and Sale Agreement between ILX Resorts Incorporated and John           Incorporated by reference to
                     L. Fox, M.D., dated October 23, 2000                                            9/30/2001 10Q

10.41                Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to              Incorporated by reference to
                     Las Vegas Golf Center, L.L.C., dated July 31, 2001                              9/30/2001 10Q

10.42                First Modification Agreement dated September 13, 2001 between ILX               Incorporated by reference to
                     Resorts Incorporated and The Steele Foundation, Inc.                            9/30/2001 10Q

10.43                Amendment to Loan Documents between ILX Resorts Incorporated, Los               Incorporated by reference to
                     Abrigados Partners Limited Partnership and Premiere Development                 2001 10K
                     Incorporated dated October 31, 2001

10.44                General Bill of Sale, Assignment and Assumption Agreement between ILX           Incorporated by reference to
                     Resorts Incorporated and Sedona Worldwide Incorporated dated January 2,         2001 10K
                     2002

10.45                Purchase and Sale Agreement between ILX Resorts Incorporated and                Incorporated by reference to
                     Edward John Martori, dated March 25, 2002                                       3/31/2002 10Q

EXHIBIT                                                                                              PAGE NUMBERS OR
NUMBERS              DESCRIPTION                                                                     METHOD OF FILING
-------              -----------                                                                     ----------------
10.46                Sedona Station Lease between ILX Resorts Incorporated and Edward John           Incorporated by reference to
                     Martori, dated March 25, 2002                                                   3/31/2002 10Q

10.47                Loan Purchase and Sale Agreement between ILX Resorts Incorporated and           Incorporated by reference to
                     Las Vegas Golf Center, L.L.C. dated June 23, 2002                               6/30/2002 10Q

10.48                Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center,        Incorporated by reference to
                     L.L.C., to the order of ILX Resorts Incorporated                                6/30/2002 10Q

21                   List of Subsidiaries of ILX Resorts Incorporated                                Filed herewith

23.01                Consent of Hansen, Barnett & Maxwell Independent Certified Public               Filed Herewith
                     Accountants

99.1                 Certification pursuant to 18 U.S.C.ss.1350 as adopted pursuant to Section       Filed herewith
                     906 of the Sarbanes-Oxley Act of 2002