Form 10-Q
period 2003-03-31
ILX RESORTS INC
filed 2003-05-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended March 31, 2003            Commission File Number 001-13855


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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2003
-------------------------------                    -----------------------------
Common Stock, without par value                           2,918,945 shares

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      March 31,
                                                                              2002            2003
                                                                          ------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
     Cash and cash equivalents                                            $  2,399,175    $  2,477,907
     Notes receivable, net                                                  34,019,271      35,340,326
     Resort property held for Vacation Ownership Interest sales             24,150,438      23,131,590
     Resort property under development                                         263,127         284,536
     Land held for sale                                                        811,590         811,590
     Deferred assets                                                            84,606          69,207
     Property and equipment, net                                             9,008,973       9,456,493
     Other assets                                                            9,683,608      10,583,142
                                                                          ------------    ------------

         TOTAL ASSETS                                                     $ 80,420,788    $ 82,154,791
                                                                          ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Accounts payable                                                     $  1,760,570    $  1,295,461
     Accrued and other liabilities                                           2,737,844       5,194,033
     Income taxes payable                                                      178,071              --
     Notes payable                                                          44,729,013      44,282,980
     Deferred income taxes                                                   3,268,284       3,579,206
                                                                          ------------    ------------

         Total liabilities                                                  52,673,782      54,351,680
                                                                          ------------    ------------
SHAREHOLDERS' EQUITY
     Preferred stock, $10 par value; 10,000,000 shares authorized;
       177,591 and 176,145 shares issued and outstanding;
       liquidation preference of $1,775,910 and $1,761,450                     916,726         912,735
     Common stock, no par value; 30,000,000 shares authorized;
       4,346,387 and 4,360,107 shares issued                                19,497,334      19,589,191
     Treasury stock, at cost, 1,414,795 and 1,441,162 shares,
       respectively                                                         (5,268,277)     (5,487,064)
     Additional paid in capital                                                 66,050          63,960
     Guaranteed ESOP obligation                                               (181,500)       (136,125)
     Retained earnings                                                      12,716,673      12,860,414
                                                                          ------------    ------------

         Total shareholders' equity                                         27,747,006      27,803,111
                                                                          ------------    ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 80,420,788    $ 82,154,791
                                                                          ============    ============

            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                               2002            2003
                                                           ------------    ------------
REVENUES:
     Sales of Vacation Ownership Interests                 $  7,184,845    $  9,478,189
     Resort operating revenue                                 3,629,716       3,971,511
     Interest income                                          1,024,729       1,304,334
                                                           ------------    ------------

         Total revenues                                      11,839,290      14,754,034
                                                           ------------    ------------
COST OF SALES AND OPERATING EXPENSES:
     Cost of Vacation Ownership Interests sold                1,048,061       1,272,384
     Cost of resort operations                                3,365,370       3,705,744
     Sales and marketing                                      4,583,989       6,473,696
     General and administrative                               1,098,677       1,405,454
     Provision for doubtful accounts                            314,763         414,013
     Depreciation and amortization                              222,837         416,108
                                                           ------------    ------------

         Total cost of sales and operating expenses          10,633,697      13,687,399
                                                           ------------    ------------

Operating income                                              1,205,593       1,066,635

Income from land and other, net (Related Party)                 526,373         311,568
                                                           ------------    ------------

Total operating income                                        1,731,966       1,378,203

Interest expense                                               (486,201)       (525,787)
Equity in loss of related party investment                           --         (48,952)
                                                           ------------    ------------

Income before income taxes                                    1,245,765         803,464

Income tax expense                                             (498,307)       (318,509)
                                                           ------------    ------------

NET INCOME                                                 $    747,458    $    484,955
                                                           ============    ============

NET INCOME PER SHARE

     Basic                                                 $       0.25    $       0.16
                                                           ============    ============

     Diluted                                               $       0.24    $       0.16
                                                           ============    ============

DIVIDENDS PER SHARE                                        $         --    $       0.10
                                                           ============    ============


            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                               2002           2003
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   747,458    $   484,955
  Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on sale of property and equipment                                   (585,441)            --
     Undistributed losses of equity investment in a related party                   --         48,952
     Loss on assumption of Sedona Worldwide Incorporated assets and
        liabilities                                                             48,887             --
     Income tax expense                                                        498,307        318,509
     Provision for doubtful accounts                                           314,763        414,013
     Depreciation and amortization                                             222,837        416,108
     Amortization of guarantee fees                                              9,932         15,399
     Common stock issued to employees for services                             220,077         15,546
     Change in assets and liabilities:
        Decrease in resort property held for Vacation Ownership
            Interest sales                                                     594,965      1,018,848
        Increase in resort property under development                         (250,381)       (21,409)
        Decrease in land held for sale                                          39,584             --
        Increase in other assets                                              (464,125)      (828,719)
        Increase (decrease) in accounts payable                                 35,835       (465,109)
        Increase in accrued and other liabilities                            1,978,925      2,207,580
        Decrease in income taxes payable                                      (548,417)      (185,658)
        Decrease in due to affiliates                                          (24,022)            --
                                                                           -----------    -----------

Net cash provided by operating activities                                    2,839,184      3,439,015
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Increase in notes receivable, net                                         (1,297,344)    (1,735,068)
  Purchases of plant and equipment, net                                     (1,060,055)      (738,395)
  Cash acquired from Sedona Worldwide Incorporated                              30,457             --
                                                                           -----------    -----------

Net cash used in investing activities                                       (2,326,942)    (2,473,463)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                3,810,652      4,059,867
  Principal payments on notes payable                                       (4,806,292)    (4,750,900)
  Principal payments on notes payable to affiliates                           (300,000)            --
  Proceeds from exercise of stock options                                           --         23,000
  Acquisition of treasury stock and other                                     (439,818)      (218,787)
                                                                           -----------    -----------

Net cash used in financing activities                                       (1,735,458)      (886,820)
                                                                           -----------    -----------

(DECREASE) INCREASE in cash and cash equivalents                            (1,223,216)        78,732

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             3,548,058      2,399,175
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 2,324,842    $ 2,477,907
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                                      Three Months Ended March 31,
                                      ----------------------------
                                          2002           2003
                                       ---------       ---------
     Interest paid                     $ 500,997       $ 527,697
     Income taxes paid                 $ 548,417       $ 191,597
     Interest capitalized              $  89,868       $  48,119

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           BASIC NET INCOME PER SHARE

                                                                   Three Months Ended March 31
                                                                   ---------------------------
                                                                        2002           2003
                                                                    -----------    -----------
Net income                                                          $   747,458    $   484,955
Less: Series A preferred stock dividends                                (11,862)       (11,830)
                                                                    -----------    -----------

Net income available to common stockholders - basic                 $   735,596    $   473,125
                                                                    ===========    ===========

Weighted average shares of common stock outstanding - basic           2,934,855      2,935,442
                                                                    ===========    ===========

Basic net income per share                                          $      0.25    $      0.16
                                                                    ===========    ===========

                          DILUTED NET INCOME PER SHARE

                                                                   Three Months Ended March 31
                                                                   ---------------------------
                                                                        2002           2003
                                                                    -----------    -----------
Net income                                                          $   747,458    $   484,955
Less: Series A preferred stock dividends                                (11,862)       (11,830)
                                                                    -----------    -----------

Net income available to common stockholders - diluted               $   735,596    $   473,125
                                                                    ===========    ===========

Weighted average shares of common stock outstanding                   2,934,855      2,935,442

Add: Convertible preferred stock (Series B and C) dilutive effect        78,397         39,083
       Stock options dilutive effect                                     55,171          8,088
                                                                    -----------    -----------

Weighted average shares of common stock outstanding - dilutive        3,068,423      2,982,613
                                                                    ===========    ===========

Diluted net income per share                                        $      0.24    $      0.16
                                                                    ===========    ===========

     Stock options to purchase 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three months ended March 31, 2002, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire at various dates in 2004.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. SHAREHOLDERS' EQUITY

     During the three months ended March 31, 2003, the Company issued 100 shares of restricted common stock, valued at $386 and 1,895 shares of common stock, valued at $15,160, to an employee and a professional service provider in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the three months ended March 31, 2003, the Company recorded the exchange of 1,446 Series C Convertible shares for 482 common shares. Also during the three months ended March 31, 2003, the Company purchased 26,367 shares of its common stock for $218,787.

     During the three months ended March 31, 2003, the Company issued 6,243 shares of common stock as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock. Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

     During the three months ended March 31, 2003, the Company made an advance to the ESOP of $45,375, which was used to repay a portion of the note payable guaranteed by the Company and reduced the Guaranteed ESOP obligation. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans, the difference of $2,090 between the fair market value of the leveraged shares at the time of the debt repayment and the actual cost when the shares were purchased in 2002, was charged to Paid in Capital.

     In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth business day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003. The first installment of $291,894 has been recorded as a reduction in retained earnings and an accrued liability at March 31, 2003. In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan ("DRIP"). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company's common stock, with no brokerage or other fees to the shareholder.

     In January 2003, 5,000 options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.

NOTE 4. RELATED PARTY TRANSACTIONS

     During the first quarter of 2003, the Company's wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), recorded the sale of 252 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation ("PVC"). PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties. PVC is owned by the holders of its vacation ownership interests, including the Company. A gain of $274,825 was recorded on the sales. At March 31, 2003 deeds of trust for 210 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $501,644.

     During the first quarter 2003, the Company advanced $272,168 to Greens Worldwide Incorporated ("GWW") for construction and operations costs. GWW is a publicly traded company in which the Company holds a 36.4% equity interest at March 31, 2003.

NOTE 5. OTHER

     In March 2003 the Company renegotiated the terms of two notes payable. A 10% note with an outstanding principal balance of $100,000 maturing in June 2003 and a 12% note with an outstanding principal balance of $453,000 maturing through 2004 were consolidated in a new note for $2,000,000. The new note bears interest at 10%, with principal and interest in the amount of $20,000 payable monthly through March 2008.

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6. SUBSEQUENT EVENTS

     In April 2003, the Company entered into a guaranty agreement with GWW. The Company has agreed to guarantee an equipment lease entered into by GWW in the amount of $350,542. The Company will receive a fee equal to 2% of the amount guaranteed.

     In April 2003, the Company amended one of its revolving lines of credit. The new terms include amending the line to $1,000,000 from $1,500,000, and changing the maturity to December 31, 2003 from April 30, 2003.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement. The Company also owns 1,447 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,147 of which have been annexed into Premiere Vacation Club.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

     The  following  table  sets forth  certain  operating  information  for the
Company:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2002         2003
                                                                 ---------    ---------
As a percentage of total revenues:
     Sales of Vacation Ownership Interests                            60.7%        64.3%
     Resort operating revenue                                         30.7%        26.9%
     Interest income                                                   8.6%         8.8%
                                                                 ---------    ---------
     Total revenues                                                  100.0%       100.0%
                                                                 =========    =========
As a percentage of sales of Vacation Ownership Interests:
     Cost of Vacation Ownership Interests sold                        14.6%        13.4%
     Sales and marketing                                              63.8%        68.3%
     Provision for doubtful accounts                                   4.4%         4.4%
     Contribution margin percentage from sale of Vacation
       Ownership Interests (1)                                        17.2%        13.9%

As a percentage of resort operating revenue:
     Cost of resort operations                                        92.7%        93.3%

As a percentage of total revenues:
     General and administrative                                        9.3%         9.5%
     Depreciation and amortization                                     1.9%         2.8%
     Operating income                                                 10.2%         7.2%

Selected operating data:
     Vacation Ownership Interests sold (2) (3)                         420          506
     Average sales price per Vacation  Ownership Interest
       sold (excluding revenues from Upgrades) (2)               $  14,207    $  14,907
     Average sales price per Vacation  Ownership Interest
       sold (including revenues from Upgrades) (2)               $  16,842    $  18,043

----------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 630 and 772 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2002 and 2003, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2003

     Sales of Vacation Ownership Interests increased 31.9% or $2,293,344 to $9,478,189 for the three months ended March 31, 2003, from $7,184,845 for the same period in 2002. The increase reflects primarily sales from the Las Vegas sales office which opened in mid January 2002, and greater sales to existing owners.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 4.9% or $700 in 2003 to $14,907 for the three months ended March 31, 2003 from $14,207 for the same period in 2002. The number of Vacation Ownership Interests sold increased 20.5% from 420 in the three months ended March 31, 2002 to 506 for the same period in 2003 due to the opening of the Las Vegas sales office, as described above. The three months ended March 31, 2003 included 533 biennial Vacation Ownership Interests (counted as 266.5 annual Vacation Ownership Interests) compared to 420 biennial Vacation Ownership Interests (counted as 210 annual Vacation Ownership Interests) in the same period in 2002.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 43.2% to $1,584,962 for the three months ended March 31, 2003 from $1,106,540 for the same period in 2002, reflecting expansion of marketing efforts to existing owners. Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 7.1% or $1,201 to $18,043 for the three months ended March 31, 2003 from $16,842 in 2002.

     Resort operating revenue increased 9.4% or $341,795 to $3,971,511 for the three months ended March 31, 2003, reflecting increased revenue from vacation interval owners, including increased rates, and revenue from the Joey Bistro restaurant at the Carriage House in Las Vegas which opened in late November 2002. Cost of resort operations as a percentage of resort operating revenue increased from 92.7% in 2002 to 93.3% in 2003. The increase reflects startup and initial operating losses at Joey Bistro in Las Vegas.

     Interest income increased 27.3% to $1,304,334 for the three months ended March 31, 2003 from $1,024,729 for the same period in 2002 reflecting the increase in interest bearing notes receivable between years as well as greater sales of Customer Notes in 2003, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.6% for the three months ended March 31, 2002 to 13.4% for the three months ended March 31, 2003, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

     Sales  and  marketing  as a  percentage  of  sales  of  Vacation  Ownership
Interests increased to 68.3% for the three months ended March 31, 2003 from 63.8% for the same period in 2002, reflecting the greater scale of the Las Vegas sales center in 2003. The Las Vegas sales center opened in the first quarter of 2002 and the Company continues to adjust and refine the sales and marketing methods of this new operation. The office has generated substantially increased tours and sales between years. However, sales are at a greater sales and marketing cost as a percentage of sales than the Company's established offices. In addition, closing rates at the Sedona sales office have decreased between years.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests for both the three month periods ended March 31, 2002 and 2003.

     General and administrative expenses increased to 9.5% of total revenue for the three months ended March 31, 2003 from 9.3% for the same period in 2002. The increase reflects increased professional fees, including fees for the enhancement of the Company's core timeshare operating system.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


     Income from land and other, net for the three months ended March 31, 2003 includes a gain of $274,825 on bulk sales of Vacation Ownership Interests owned by the Company's subsidiary Genesis. In the first quarter of 2002, income from land and other, net includes a gain of $586,111 on the sale and leaseback of the Sedona Station (the Sedona sales office) offset by a loss of $48,887 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated.

     The 8.1% increase in interest expense to $525,787 for the three months ended March 31, 2003 from $486,201 for the same period in 2002 reflects the combined net effect of greater borrowings in 2003 and lower interest rates on the Company's variable rate notes.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the three months ended March 31, 2002 and 2003, cash provided by operations was $2,839,184 and $3,439,015, respectively. The increase in cash provided by operations reflects the non-cash gain on sale of property and equipment included in 2002 net income, a decrease in resort property held for Vacation Ownership Interest sales due to increased sales and fewer additions in 2003 and a decrease in income taxes payable, net of an increase in other assets. The increase in other assets is a result of an increase in the escrow balance required by the guaranty commitment for the Bell Rock Inn.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

USES OF CASH

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities in the three months ended March 31, 2002 and 2003 was $2,326,942 and $2,473,463, respectively. The increase includes greater notes receivable as a result of increased sales generated by the Las Vegas sales office in the first quarter of 2003. Customer notes generated from this office are retained and hypothecated against, not sold.

     Net cash used in financing activities in the three months ended March 31, 2002 and 2003 was $1,735,458 and $886,820, respectively. The decrease reflects lower repayments on notes payable, as well as a decrease in treasury stock purchases in 2003.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the three months ended March 31, 2003, the Company made an advance to the ESOP of $45,375 which was used to repay a portion of a note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

CREDIT FACILITIES AND CAPITAL

     At March 31, 2003, the Company has an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At March 31, 2003, $27.1 million of such commitment was available to the Company.

     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million borrowing period expires in 2003 and the maturity is in 2008. At March 31, 2003, approximately $11.6 million is available under this commitment.

     At March 31, 2002 and 2003, the Company had approximately $10.9 million and $13.3 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

     In March 2003 the Company renegotiated the terms of two notes payable. A 10% note with an outstanding principal balance of $100,000 maturing in June 2003 and a 12% note with an outstanding principal balance of $453,000 maturing through 2004 were consolidated in a new note for $2,000,000. The new note bears interest at 10%, with principal and interest in the amount of $20,000 payable monthly through March 2008.

     In the first three months of 2003, the Company purchased 26,367 treasury shares for a cost of $218,787.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents our contractual cash obligations and commercial commitments as of March 31, 2003. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                       PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH                 -------------------------------------------------------------------
OBLIGATIONS                         TOTAL       < 1 YEAR      1-3 YEARS     4-5 YEARS     > 5 YEARS
                                 -----------   -----------   -----------   -----------   -----------
LONG-TERM DEBT                   $44,235,000   $ 7,664,000   $13,613,000   $14,682,000   $ 8,276,000
CAPITAL LEASE OBLIGATIONS             48,000        36,000        12,000            --            --
OPERATING LEASES                  18,928,000     1,990,000     3,067,000     2,165,000    11,706,000
                                 -----------   -----------   -----------   -----------   -----------
TOTAL                            $63,211,000   $ 9,690,000   $16,692,000   $16,847,000   $19,982,000
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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the three months ended March 31, 2003. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this quarterly report, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures as required pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer determined that such controls and procedures are effective. There were no significant changes in internal controls that could significantly affect the disclosure controls and procedures since the date of the evaluation.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (i)  Exhibits

          EXHIBIT NO.  DESCRIPTION
          -----------  -----------
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



                            ILX RESORTS INCORPORATED
                                  (Registrant)


                              /s/ Joseph P. Martori
                       ---------------------------------
                                Joseph P. Martori
                             Chief Executive Officer


                               /s/ Nancy J. Stone
                       ---------------------------------
                                 Nancy J. Stone
                                    President


                             /s/ Margaret M. Eardley
                       ---------------------------------
                               Margaret M. Eardley
               Executive Vice President & Chief Financial Officer


                            /s/ Taryn L. Chmielewski
                       ---------------------------------
                              Taryn L. Chmielewski
                                 Vice President
                              Corporate Controller

Date: As of May 8, 2003

                       FORM OF CERTIFICATION FOR FORM 10-Q

                                 CERTIFICATIONS

I, Joseph P. Martori, Chairman, and Chief Executive Officer of ILX Resorts Incorporated (the "Company") certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ILX Resorts Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

                                        /s/ Margaret M. Eardley
                                        ----------------------------------------
                                        Margaret M. Eardley
                                        Executive Vice President and
                                        Chief Financial Officer