Form 10-Q
period 2003-06-30
ILX RESORTS INC
filed 2003-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended June 30, 2003        Commission File Number 001-13855


                            ILX RESORTS INCORPORATED
                            -----------------------
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

         Registrant's telephone number, including area code 602-957-2777
                                                            ------------
                  _____________________________________________

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

                                   Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

       Class                            Outstanding at June 30, 2003
-------------------------------         ----------------------------
Common Stock, without par value                2,883,435 shares




                                     PART I

ITEM 1.    FINANCIAL STATEMENTS

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,      June 30,
                                                       2002            2003
-------------------------------------------------------------------------------
                                                                   (Unaudited)
                                 ASSETS
  Cash and cash equivalents                         $ 2,399,175    $ 2,413,499
  Notes receivable, net                              34,019,271     37,120,540
  Note receivable from related party                         --      1,656,308
  Resort property held for Vacation Ownership        24,150,438     21,928,069
  Interest sales
  Resort property under development                     263,127        305,100
  Land held for sale                                    811,590        813,409
  Deferred assets                                        84,606         54,155
  Property and equipment, net                         9,008,973      9,772,274
  Other assets                                        9,683,608     11,038,257
-------------------------------------------------------------------------------
     TOTAL ASSETS                                   $80,420,788    $85,101,611
===============================================================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Accounts payable                                  $ 1,760,570    $ 1,761,136
  Accrued and other liabilities                       2,737,844      4,572,292
  Income taxes payable                                  178,071             --
  Notes payable                                      44,729,013     46,407,234
  Deferred income taxes                               3,268,284      4,262,176
-------------------------------------------------------------------------------
     Total liabilities                               52,673,782     57,002,838
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
 Preferred stock, $10 par value; 10,000,000
  shares authorized; 177,591 and 173,322
  shares issued and outstanding; liquidation            916,726        904,943
  preference of $1,775,910 and $1,733,220
 Common stock, no par value; 30,000,000
  shares authorized; 4,346,387 and 4,378,950         19,497,334     19,667,905
  shares issued
 Treasury stock, at cost, 1,414,795 and
  1,495,515 shares, respectively                     (5,268,277)    (5,922,854)
 Additional paid in capital                              66,050         61,485
 Guaranteed ESOP obligation                            (181,500)       (90,750)
 Retained earnings                                   12,716,673     13,478,044
-------------------------------------------------------------------------------
     Total shareholders' equity                      27,747,006     28,098,773
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $80,420,788    $85,101,611
===============================================================================


            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended,            Six months ended
                                                       June 30,                      June 30,
                                             --------------------------    ---------------------------
                                                 2002           2003          2002            2003
------------------------------------------------------------------------------------------------------
REVENUES:
 Sales of Vacation Ownership Interests       $ 9,706,137    $11,087,310    $16,890,982    $20,565,499
 Resort operating revenue                      4,523,454      4,848,631      8,153,170      8,820,142
 Interest income                               1,831,437      1,521,274      2,856,166      2,825,608
------------------------------------------------------------------------------------------------------
  Total revenues                              16,061,028     17,457,215     27,900,318     32,211,249
------------------------------------------------------------------------------------------------------

COST OF SALES AND OPERATING EXPENSES:
 Cost of Vacation Ownership Interests sold     1,409,789      1,485,785      2,457,850      2,758,169
 Cost of resort operations                     3,653,890      4,183,647      7,019,260      7,889,391
 Sales and marketing                           5,847,783      7,344,946     10,431,772     13,818,643
 General and administrative                    1,874,177      1,211,354      2,972,854      2,616,807
 Provision for doubtful accounts                 427,368        487,684        742,131        901,697
 Depreciation and amortization                   271,647        417,088        494,484        833,196
------------------------------------------------------------------------------------------------------
  Total cost of sales and operating expenses  13,484,654     15,130,504     24,118,351     28,817,903
------------------------------------------------------------------------------------------------------

Operating income                               2,576,374      2,326,711      3,781,967      3,393,346

Income from land and other, net
 (Related Party)                                 (54,622)        74,074        471,751        385,642
------------------------------------------------------------------------------------------------------

Total operating income                         2,521,752      2,400,785      4,253,718      3,778,988

Interest expense                                (481,585)      (559,963)      (967,786)    (1,085,750)
Equity in loss of related party
investment                                            --       (102,147)            --       (151,099)
------------------------------------------------------------------------------------------------------

Income before income taxes                     2,040,167      1,738,675      3,285,932      2,542,139

Income tax expense                              (816,066)      (695,469)    (1,314,373)    (1,013,978)
------------------------------------------------------------------------------------------------------

NET INCOME                                    $1,224,101    $ 1,043,206    $ 1,971,559    $ 1,528,161
======================================================================================================

NET INCOME PER SHARE
  Basic                                       $     0.41    $      0.35    $      0.66    $      0.51
======================================================================================================
  Diluted                                     $     0.40    $      0.35    $      0.64    $      0.51
======================================================================================================

DIVIDENDS PER SHARE                           $       --    $      0.10    $        --    $      0.20
======================================================================================================


            See notes to condensed consolidated financial statements

                    ILX RESORTS INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended June 30,
                                                                -----------------------------
                                                                    2002             2003
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $ 1,971,559      $ 1,528,161
 Adjustments to reconcile net income to net cash provided
  by operating activities:
 Gain on sale of property and equipment                            (571,634)              --
 Gain on extinguishment of debt                                          --          (82,294)
 Undistributed losses of equity investment in a related                  --          151,099
  party
 Loss on assumption of Sedona Worldwide Incorporated assets
  and liabilities                                                    48,887               --
 Income tax expense                                               1,314,373        1,013,978
 Provision for doubtful accounts                                    742,131          901,697
 Depreciation and amortization                                      494,484          833,196
 Amortization of guarantee fees                                      22,533           30,451
 Common stock issued to employees for services                      403,697           18,733
 Change in assets and liabilities:
   (Increase) decrease in resort property held for Vacation
   Ownership Interest sales                                      (3,427,684)       2,222,369
   Decrease (increase) in resort property under development       4,213,750          (41,973)
   Decrease (increase) in land held for sale                         37,586           (1,819)
   Increase in other assets                                      (1,390,478)      (1,520,588)
   (Decrease) increase in accounts payable                         (256,671)             566
   Increase in accrued and other liabilities                        946,725        1,548,979
   Decrease in income taxes payable                                (548,417)        (198,157)
   Decrease in due to affiliates                                    (24,022)              --
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                         3,976,819        6,404,398
---------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in notes receivable, net                               (2,459,420)      (4,002,966)
 Increase in note receivable from related party                          --       (1,656,308)
 Cash acquired from Sedona Worldwide Incorporated                    30,457               --
 Purchases of plant and equipment, net                           (2,368,650)      (1,345,978)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                            (4,797,613)      (7,005,252)
---------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                                     11,140,322       11,871,334
 Principal payments on notes payable                            (10,062,161)     (10,353,113)
 Principal payments on notes payable to affiliates                 (300,000)              --
 Preferred stock dividends                                          (47,321)         (47,321)
 Common stock dividends including offering costs                         --         (226,169)
 Redemption of preferred stock                                         (770)              --
 Proceeds from exercise of stock options                             80,000           23,000
 Acquisition of treasury stock and other                           (722,205)        (652,553)
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                            87,865          615,178
---------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (732,929)          14,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  3,548,058        2,399,175
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 2,815,129      $ 2,413,499
=============================================================================================



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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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


<CONTENTS>

                        Three Months Ended June 30,      Six Months Ended June 30,
                        --------------------------       ------------------------
                             2002           2003             2002             2003
----------------------------------------------------------------------------------
Interest paid           $ 472,257      $ 560,545        $ 973,254       $1,088,241
Income taxes paid         332,266        302,834          880,683          495,431
Interest capitalized       85,093         50,112          174,961           98,231



Accounting Policies-- In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 ("FIB 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company is currently evaluating whether this standard will have any effect on the Company.


                        ILX RESORTS INCORPORATED AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




Note 2. Net Income Per Share

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:

                           Basic Net Income Per Share


<CONTENTS>

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                         2002         2003            2002            2003
------------------------------------------------------------------------------------------
Net income                         $1,224,101   $1,043,206      $1,971,559      $1,528,161

Less: Series A preferred stock
dividends                             (11,830)     (11,830)        (23,660)        (23,660)
------------------------------------------------------------------------------------------

Net income available to common
stockholders - basic               $1,212,271   $1,031,376      $1,947,899      $1,504,501
==========================================================================================
Weighted average shares of
common stock outstanding -
basic                               2,932,535    2,910,676       2,933,689       2,922,990
==========================================================================================
Basic net income per share         $     0.41   $     0.35      $     0.66      $     0.51




                          Diluted Net Income Per Share


<CONTENTS>

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                         2002         2003            2002            2003
------------------------------------------------------------------------------------------

Net income                         $1,224,101   $11,043,206     $1,971,559      $1,528,161
Less: Series A preferred stock
dividends                             (11,830)      (11,830)       (23,660)         23,660)
------------------------------------------------------------------------------------------
Net income available to common
stockholders - diluted             $1,212,271   $ 1,031,376     $1,947,899      $1,504,501
==========================================================================================
Weighted average shares of common
stock outstanding                   2,932,535     2,910,676      2,933,689       2,922,990
Add: Convertible preferred stock
(Series B and C) dilutive effect       71,796        38,656         75,078          38,868

  Stock options dilutive effect        44,895         7,205         44,993           7,532
------------------------------------------------------------------------------------------
Weighted average shares of common
stock outstanding - dilutive        3,049,226     2,956,537      3,053,760       2,969,390
==========================================================================================
Diluted net income per share       $     0.40   $     $0.35     $     0.64      $     0.51
==========================================================================================



      Stock options to purchase 13,200 and 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three and six months ended at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire in 2004.

Note 3. Shareholders' Equity

     During the six months ended June 30, 2003, the Company issued 100 shares of restricted common stock, valued at $386 and 2,045 shares of common stock, valued at $18,347, to an employee and a professional service provider in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the six

                        ILX RESORTS INCORPORATED AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


months ended June 30, 2003, the Company recorded the exchange of 4,269 Series C Convertible shares for 1,423 common shares. Also during the six months ended June 30, 2003, the Company purchased 80,467 shares of its common stock for $652,553.

      During the six months ended June 30, 2003, the Company issued 6,243 shares of common stock as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock. Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

     During the six months ended June 30, 2003, the Company made advances to the ESOP of $90,750, which were used to make principal payments on the note payable guaranteed by the Company and reduced the Guaranteed ESOP obligation. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans, the difference of $4,565 between the fair market value of the leveraged shares at the time of the debt repayment and the actual cost when the shares were purchased in 2002, was charged to Paid in Capital.

     In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth business day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003. The second installment of $378,260, which includes $89,925 for treasury shares held as collateral, has been recorded as a reduction in retained earnings and an accrued liability at June 30, 2003. In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan ("DRIP"). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company's common stock, with no brokerage or other fees to the shareholder. For the first quarter dividend paid in April 2003, shareholders elected to receive 28,752 shares of common stock valued at $154,525, net of legal fees, under the DRIP and cash dividends of $164,411. Of the 28,752 common shares issued, 11,000 were purchased in a privately negotiated transaction and 17,752 were newly issued common shares. The 28,752 common shares issued includes 11,253 common shares issued on treasury shares held as collateral.

      In January 2003, an option to purchase 5,000 shares of common stock priced at $4.60 per share was exercised.


Note 4. Related Party Transactions

     During 2003, the Company's wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), recorded the sale of 300 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation ("PVC"). PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties. PVC is owned by the holders of its vacation ownership interests, including the Company. A gain of $38,837 for the three months ended June 30,
2003 and $313,662 for the six months ended June 30, 2003 was recorded on the sales and is included in Income from land and other, net. At June 30, 2003 deeds of trust for 254 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $605,972.

     On June 30, 2003, the Company entered into a promissory note agreement with Greens Worldwide Incorporated ("GWWI") to provide up to $2.5 million in working capital. The note accrues interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments commencing January 15, 2004. The note is convertible into common shares of publicly traded GWWI at $0.20 per share. The balance on the note at June 30, 2003 is $1,656,308 exclusive of guarantees the Company has provided on equipment leases. The total of the note receivable and the guarantees aggregate $2,305,146. The Company holds a 36.4% equity interest in GWWI at June 30, 2003.

     In April 2003, the Company entered into a guaranty agreement with GWWI under which the Company guaranteed an equipment lease entered into by GWWI in


                     ILX RESORTS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



the amount of $350,542. The Company is entitled to a guarantee fee equal to 2% of the lease amount. The total fee of $7,010.85 has been included as deferred revenue in accrued and other liabilities.

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

     In May 2003, the Company refinanced the existing mortgage on VCA South Bend. The Company borrowed $2.75 million, of which $718,000 was used to repay the existing mortgage which bore interest at 10.0% and had a maturity date of November 2003. The new note bears interest at prime plus 1.5%, but not less than 4.0%, with monthly principal payments of $35,000 plus interest through January 2010.

     In May 2003, the Company entered into an agreement to borrow $2.0 million to replenish working capital that had been used in part to purchase Vacation Ownership Interests in the Carriage House in Las Vegas. The note bears interest at prime plus 2.0%, but not less than 7.0%, with principal and interest payments of $30,000 due monthly until maturity in May 2008, and is secured by Carriage House Vacation Ownership Interests. As of June 30, 2003 the Company had borrowed $1.5 million and the remaining $0.5 million was received in July 2003.

     In May 2003, the Company amended an existing construction loan to secure an additional $2.0 million in construction financing for current projects.

Note 6. Subsequent Events

     In July 2003, the Company entered into a guaranty agreement with GWWI under which the Company has agreed to guarantee an equipment lease entered into by GWWI in the amount of $298,296. The Company is entitled to a fee equal to 2% of the amount guaranteed.


         Management's Discussion and Analysis of Financial Contition and
                               Results of Operations

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

Overview

      ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and
(iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement. The Company also owns 1,718 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,147 of which have been annexed into Premiere Vacation Club.

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


              Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
                                    (continued)


Results of Operations

      The  following  table  sets forth certain operating  information  for  the
Company:

<CONTENTS>

                                             Three Months Ended June  Six Months Ended June
                                                       30,                    30,

                                            2002           2003       2002             2003
-------------------------------------------------------------------------------------------
As a percentage of total revenues:
Sales of Vacation Ownership Interests        60.4%          63.5%      60.6%          63.8%
Resort operating revenue                     28.2%          27.8%      29.2%          27.4%
Interest income                              11.4%           8.7%      10.2%           8.8%
-------------------------------------------------------------------------------------------
Total revenues                              100.0%         100.0%     100.0%         100.0%
===========================================================================================
As a percentage of sales of Vacation
Ownership Interests:
Cost of Vacation Ownership Interests sold    14.5%          13.4%      14.6%          13.4%
Sales and marketing                          60.2%          66.2%      61.8%          67.2%
Provision for doubtful accounts               4.4%           4.4%       4.4%           4.4%
Contribution margin percentage from sale of
Vacation Ownership Interests (1)             20.8%          16.0%      19.3%          15.0%
As a percentage of resort operating
revenue:
Cost of resort operations                    80.8%          86.3%      86.1%          89.4%
As a percentage of total revenues:
General and administrative                   11.7%           6.9%      10.7%           8.1%
Depreciation and amortization                 1.7%           2.4%       1.8%           2.6%
Operating income                             16.0%          13.3%      13.6%          10.5%
Selected operating data:
Vacation Ownership Interests sold (2) (3)      558            594        978          1,099
Average sales price per Vacation Ownership
Interest sold (excluding revenues from     $14,515        $14,649    $14,383        $14,768
Upgrades) (2)
Average sales price per Vacation Ownership
Interest sold (including revenues from     $17,140        $18,013    $17,012        $18,026
Upgrades) (2)


------------------------------
(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 832 and 888 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2002 and 2003, respectively, and 1,462 and 1,660 biennial and annual vacation ownership interests for the six months ended June 30, 2002 and June 30, 2003, respectively.

Comparison of the Three and Six Months Ended June 30, 2002 to the Three and Six Months Ended June 30, 2003

     Sales of Vacation Ownership Interests increased 14.2% or $1,381,173 to $11,087,310 for the three months ended June 30, 2003, from $9,706,137 for the same period in 2002 and increased 21.86% or $3,674,517 to $20,565,499 for the six months ended June 30, 2003 from $16,890,982 for the same period in 2002.
The increases reflect primarily sales from the Las Vegas sales office which opened in mid January 2002 and greater sales to existing owners.


              Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
                                    (continued)



     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 0.9% or $134 in 2003 to $14,649 for the three months ended June 30, 2003 from $14,515 for the same period in 2002 and increased 2.7% or $385 to $14,768 for the six months ended June 30, 2003 from $14,383 for the same period in 2002. The number of Vacation Ownership Interests sold increased 6.5% from 558 in the three months ended June 30, 2002 to 594 for the same period in 2003 and increased 12.4% from 978 in the six months ended June 30, 2002 to 1,099 for the same period in 2003 due to increased
sales  in 2003 from the Las Vegas office which  opened  in  January 2002.   The
 three and six months ended June 30, 2003 included 589 and 1,122 biennial Vacation Ownership Interests (counted as 294.5 and 561 annual Vacation Ownership Interests) compared to 548 and 968 biennial Vacation Ownership
Interests (counted as 274 and 484 annual Vacation Ownership Interests) in the same periods in 2002, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 36.3% to $1,996,389 for the three months ended June 30, 2003 from $1,464,797 for the same period in 2002 and increased 39.3% to $3,581,351 for the six months ended June 30, 2003 from $2,571,337 for the same period in 2002. Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. Upgrade revenue has increased due to expanded marketing efforts to existing owners. The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 5.1% or $873 to $18,013 for the three months ended June 30, 2003 from $17,140 in 2002 and increased 6.0% or $1,014 to $18,026 for the six months ended June 30, 2003 from $17,012 for the same period in 2002.

     Resort operating revenue increased 7.2% and 8.2% or $325,177 and $666,972 to $4,848,631 and $8,820,142 for the three and six months ended June 30, 2003, respectively, reflecting increased revenue from vacation interval owners, including increased rates, and revenue from the Joey Bistro restaurant at the Carriage House in Las Vegas which opened in late November 2002. Cost of resort operations as a percentage of resort operating revenue increased from 80.8% to
86.3%  for  the second quarter ended June 30, 2003 and increased from  86.1%  to
89.4%  for  the  six  months ended June 30, 2003.  The increase  in  cost  as  a percentage of revenue for both the three and six months ended June 30, 2003 reflects the start up and initial operating losses at Joey Bistro in Las Vegas.

     Interest income decreased 16.9% to $1,521,274 for the three months ended June 30, 2003 from $1,831,437 for the same period in 2002 and decreased 1.1% to $2,825,608 for the six months ended June 30, 2003 from $2,856,166 for the same period in 2002, reflecting greater prepayments of Customer Notes between years and fluctuations in the mix of hypothecated and sold paper between periods.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.5% and 14.6%, respectively, for the three and six months ended June 30, 2002 to 13.4% for the three and six months ended June 30, 2003, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 66.2% for the three months ended June 30, 2003 from 60.2% for the same period in 2002 and to 67.2% for the six months ended June 30, 2003 from 61.8% for the same period in 2002, reflecting the greater scale of the Las Vegas sales center in 2003. The Las Vegas sales center opened in the first quarter of 2002 and the Company continues to adjust and refine the sales and marketing methods of this new operation. The office has generated substantially increased tours and sales between years. However, sales are at a greater sales and marketing cost as a percentage of sales than the Company's established offices. In addition, closing rates at the Sedona sales office have decreased between years.

     The  provision for doubtful accounts as a percentage of Vacation  Ownership
Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and six month periods ended June 30, 2002 and 2003.


              Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
                                    (continued)




     General and administrative expenses decreased to 6.9% and 8.1% of total timeshare revenue for the second quarter and six months ended June 30, 2003, from 11.7% and 10.7% for the same periods in 2002. The decrease for the three and six month periods reflect greater professional fees in 2002 related to website development and to Premiere Park and in 2003 earnings from rental income from GWWI and a gain on the early extinguishment of a note payable which offset general and administrative expenses, as well as lower accrued contributions for the ESOP plan in 2003.

     Income from land and other, net for the six months ended June 30, 2003 includes a gain of $313,662 on bulk sales of Vacation Ownership Interests owned by the Company's subsidiary Genesis. In the six months ended June 30, 2002, income from land and other, net includes a gain of $586,111 on the sale and leaseback of the Sedona Station (the Sedona sales office) offset by a loss of $48,887 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated.

      The 16.3% and 12.2% increases in interest expense to $559,963 and $1,085,750 for the three and six months ended June 30, 2003 from $481,585 and $967,786 for the same periods in 2002, respectively, reflects the combined net effect of greater borrowings in 2003 and lower interest rates on the Company's variable rate notes.

Liquidity and Capital Resources

Sources of Cash

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the six months ended June 30, 2002 and 2003, cash provided by operations was $3,976,819 and $6,404,398, respectively. The increase in cash provided by operations reflects a net decrease in resort property held for Vacation Ownership Interest sales and resort property under development due to increased sales and fewer additions in 2003, the non-cash gain on sale of property and equipment included in 2002 net income, and an increase in accrued and other liabilities reflecting timing differences between years in drawing funds from the homeowners' associations for operating activities, net of decreased net income and related income tax expense, and the effect of common stock issued to employees in lieu of cash compensation in 2002.

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

     At December 31, 2002, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $2.3 million, which expire in 2017 through 2020. At December 31, 2002, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities during the six months ended June 30, 2002 and 2003 was $4,797,613 and $7,006,252, respectively. The increase includes the note receivable from GWWI for advances of $1,656,308 during 2003 as well as increased Customer Notes receivable from the greater sales generated by the Las Vegas sales office in 2003. Customer notes generated by the Las Vegas sales office are retained and hypothecated against, not sold. Purchases of plant and equipment decreased between years, reflecting the construction activity on the Las Vegas sales center in 2002.

     Net cash provided by financing activities for the six months ended June 30, 2002 and 2003 was $87,865 and $615,178, respectively. The increase reflects borrowings in the second quarter of 2003 and a decrease in treasury stock purchases in 2003, net of the payment of the first quarter 2003 common stock dividend.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the six months ended June 30, 2003, the Company made advances to the ESOP of $90,750 which were used to make principal payments on the note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company.

     The  ESOP  may  purchase  additional shares for future  year  contributions
through  loans  made directly to the ESOP and guaranteed by the  Company.   Such
borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

     At June 30, 2003, the Company has an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At June 30, 2003, $24.0 million of the $30 million commitment was available to the Company.

     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2003 and the maturity is in 2008. At June 30, 2003, approximately $11.1 million is available under this commitment.


              Management's Discussion and Analysis of Financial Condition and
                               Results of Operations
                                    (continued)




     At June 30, 2002 and 2003, the Company had approximately $12.2 million and $13.8 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

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

     In April 2003, the Company amended one of its revolving lines of credit. The new terms inlcude amending the line to $1,000,000 from $1,500,000, and changing the maturity to December 31, 2003 from April 30, 2003.

     In May 2003, the Company refinanced the existing mortgage on VCA South Bend. The Company borrowed $2.75 million, of which $718,000 was used to repay the existing mortgage which bore interest at 10.0% and had a maturity date of November 2003. The new note bears interest at prime plus 1.5%, but not less than 4.0%, with monthly principal payments of $35,000 plus interest through January 2010.

     In May 2003, the Company entered into an agreement to borrowed $2.0 million to replenish working capital that had been used in part to purchase Vacation Ownership Interests in the Carriage House in Las Vegas. The note bears interest at prime plus 2.0%, but not less than 7.0%, with principal and interest payments of $30,000 due monthly until maturity in May 2008, and is secured by Carriage House Vacation Ownership Interests. As of June 30, 2003 the Company had borrowed $1.5 million and the remaining $0.5 million was received in July 2003.

     In May 2003, the Company amended an existing construction loan to secure an additional $2.0 million in construction financing for current projects.

     In the first six months of 2003, the Company purchased 80,467 treasury shares for a cost of $652,553.

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

Contractual Cash Obligations and Commercial Commitments

     The following table presents our contractual cash obligations and commercial commitments as of June 30, 2003. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.



<CONTENTS>

Contractual Cash                        PAYMENTS DUE BY PERIOD
Obligations                Total         <1 Year       1-3 Years         4-5 Years           >5 Years
-----------------------------------------------------------------------------------------------------
Long-term Debt       $46,369,000      $7,453,000     $14,825,000       $16,459,000         $7,632,000
Capital Lease             38,000          34,000           4,000                --                 --
Obligations
 Operating Leases     17,970,000       1,903,000       3,097,000         2,172,000         10,798,000
-----------------------------------------------------------------------------------------------------

Total                $64,377,000      $9,390,000     $17,926,000       $18,631,000        $18,430,000
=====================================================================================================


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

Inflation

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the six months ended June 30, 2003. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     None

Item 4. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in Internal Control over Financial Reporting

     During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's interrnal control over financial reporting.


                                     Part II

Item 1.Legal Proceedings

     Litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

Item 2.Changes in Securities and Use of Proceeds

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       On  Thursday,  June  19,  2003, the Company held  it  Annual  Meeting  of
Shareholders.   At  this meeting, the Shareholders were asked  to  vote  on  the following proposal:

       To elect eight (8) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

       The voting results were as follows:

            Nominees recommended in the Proxy Statement:

                                    Votes  For    Votes Against  Votes Withheld
-------------------------------------------------------------------------------

            Steven R. Chanen         2,441,573         0           3,268
            Wayne M. Greenholtz      2,441,640         0           3,200
            Joseph P. Martori        2,432,834         0          12,007
            Joseph  P.  Martori, II  2,430,789         0          14,052
            Patrick J. McGroder III  2,441,581         0           3,259
            Nancy J. Stone           2,437,839         0           7,002
            Steven A. White          2,440,247         0           4,593
            Edward S. Zielinski      2,432,437         0          12,404

        As a result of the vote, the following eight directors will serve until the next annual meeting or until his or her successor is elected and qualified:

        Steven R. Chanen, Wayne M. Greenholtz, Joseph P. Martori, Joseph P. Martori, II, Patrick J. McGroder III, Nancy J. Stone, Steven A. White and Edward
S. Zielinski.


Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       (i)  Exhibits


       Exhibit No.      Description
       -----------      -----------
          10.1          SECURED PROMISSORY NOTE
                        between VCA Nevada Incorporated and
                        Greens Worldwide Incorporated dated June 30, 2003

          10.2          PLEDGE AGREEMENT
                        between VCA Nevada Incorporated and
                        Greens Worldwide Incorporated dated June 30, 2003

          31 CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          32 CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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



                            ILX RESORTS INCORPORATED
                                  (Registrant)




                     /s/ Joseph P. Martori
                     -----------------------
                         Joseph P. Martori
                   Chief Executive Officer




                    /s/ Nancy J. Stone
                    ------------------------
                        Nancy J. Stone
                             President



                    /s/ Margaret M. Eardley
                    ------------------------
                        Margaret M. Eardley
                    Executive Vice President &
                      Chief Financial Officer





                    /s/ Taryn L. Chmielewski
                    ------------------------
                        Taryn L. Chmielewski
                              Vice President
                        Corporate Controller


Date:  As of August 11, 2003


