Form 10-Q
period 2003-09-30
ILX RESORTS INC
filed 2003-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarter Ended September 30, 2003         Commission File Number 001-
13855


                           ILX RESORTS INCORPORATED
            (Exact name of registrant as specified in its charter)


        ARIZONA                                           86-0564171
        -------                                          -----------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

         2111 East Highland Avenue, Suite 210, Phoenix, Arizona 85016
         ------------------------------------------------------------
                   (Address of principal executive offices)

        Registrant's telephone number, including area code 602-957-2777
                 _____________________________________________

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

                                           Yes    X          No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

          Class                        Outstanding at September 30, 2003
          -----                        ---------------------------------
Common Stock, without par value                2,893,194 shares

                                    PART I

ITEM 1. FINANCIAL STATEMENTS



                   ILX RESORTS INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      December 31,  September 30,
                                                                           2002         2003
                                                                       -----------   ------------
                                                                                       (Unaudited)

                                               ASSETS

   Cash and cash equivalents                                           $ 2,399,175    $ 1,877,075
   Notes receivable, net                                                34,019,271     39,181,420
   Note receivable from related party                                           --      2,693,857
   Resort property held for Vacation Ownership Interest sales           24,150,438     20,578,172
   Resort property under development                                       263,127        340,306
   Land held for sale                                                      811,590        681,673
   Deferred assets                                                          84,606         38,973
   Property and equipment, net                                           9,008,973     10,155,011
   Other assets                                                          9,683,608     10,947,773
                                                                       -----------    -----------
     TOTAL ASSETS                                                      $80,420,788    $86,494,260
                                                                       ===========    ===========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Accounts payable                                                    $ 1,760,570    $ 1,816,671
   Accrued and other liabilities                                         2,737,844      3,887,510
   Income taxes payable                                                    178,071             --
   Notes payable                                                        44,729,013     47,388,247
   Deferred income taxes                                                 3,268,284      4,711,618
                                                                       -----------    -----------
     TOTAL LIABILITIES                                                  52,673,782     57,804,046
                                                                       -----------    -----------

SHAREHOLDERS' EQUITY
   Preferred stock, $10 par value; 10,000,000 shares
    authorized; 177,591 and 166,803 shares issued and
    outstanding; liquidation preference of $1,775,910
    and $1,668,030
                                                                           916,726        886,625
   Common stock, no par value; 30,000,000 shares
    authorized; 4,346,387 and 4,403,755 shares issued                   19,497,334     19,884,978
   Treasury stock, at cost, 1,414,795 and 1,510,561
    shares, respectively
                                                                        (5,268,277)    (6,046,885)
   Additional paid in capital                                               66,050         63,560
   Guaranteed ESOP obligation                                             (181,500)       (45,375)
   Retained earnings                                                    12,716,673     13,947,311
                                                                       -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                         27,747,006     28,690,214
                                                                       -----------    -----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $80,420,788    $86,494,260
                                                                       ===========    ===========

           See notes to condensed consolidated financial statements

                     ILX RESORTS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three months ended December 30,  Nine months ended September 30,
                                               -------------------------------  -------------------------------
                                                     2002           2003            2002           2003
                                               -----------     -----------      -----------    -----------

REVENUES
   Sales of Vacation Ownership
    Interests
                                               $ 9,629,403     $11,200,739      $26,520,385    $31,766,238
   Resort operating revenue                      4,091,017       4,800,706       12,244,187     13,620,848
   Interest income                               1,484,663       1,615,546        4,340,829      4,441,154
                                               -----------     -----------      -----------    -----------
    Total revenues                              15,205,083      17,616,991       43,105,401     49,828,240
                                               -----------     -----------      -----------    -----------

COST OF SALES AND OPERATING EXPENSES
   Cost of Vacation Ownership
    Interests sold                               1,398,031       1,481,581        3,855,881      4,239,750
   Cost of resort operations                     3,842,998       4,548,460       10,862,258     12,437,851
   Sales and marketing                           6,120,823       7,379,344       16,552,596     21,197,987
   General and administrative                    1,583,769       1,592,026        4,556,622      4,208,833
   Provision for doubtful accounts                 423,063         496,471        1,165,194      1,398,168
   Depreciation and amortization                   304,621         441,114          799,105      1,274,310
                                               -----------     -----------      -----------    -----------

   Total cost of sales and operating
   expenses                                     13,673,305      15,938,996       37,791,656     44,756,899
                                               -----------     -----------      -----------    -----------

Operating income                                 1,531,778       1,677,995        5,313,745      5,071,341

Income from land and other, net
  (Related Party)                                  122,331         277,834          594,082        663,476
                                               -----------     -----------      -----------    -----------
   Total operating income                        1,654,109       1,955,829        5,907,827      5,734,817
                                               -----------     -----------      -----------    -----------

Interest expense                                  (552,209)       (579,943)      (1,519,995)    (1,665,693)
Equity in loss of related party
 investment                                        (45,396)       (252,510)         (45,396)      (403,609)
                                               -----------     -----------      -----------    -----------

Income before income taxes                       1,056,504       1,123,376        4,342,436      3,665,515
Income tax expense                                (422,601)       (449,443)      (1,736,974)    (1,463,421)
                                               -----------     -----------      -----------    -----------


NET INCOME                                     $   633,903     $   673,933      $ 2,605,462    $ 2,202,094
                                               ===========     ===========      ===========    ===========
NET INCOME PER SHARE

   Basic                                       $      0.21     $      0.23      $      0.88    $      0.74
                                               ===========     ===========      ===========    ===========
   Diluted                                     $      0.20     $      0.23      $      0.85    $      0.73
                                               ===========     ===========      ===========    ===========

DIVIDENDS PER SHARE                            $        --     $      0.10      $        --    $      0.30
                                               ===========     ===========      ===========    ===========

           See notes to condensed consolidated financial statements

                   ILX RESORTS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                       Nine months ended September 30,
                                                                       -------------------------------
                                                                              2002            2003
                                                                        -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $ 2,605,462      $ 2,202,094
  Adjustments to reconcile net income to net cash provided by operating activities:
    (Gain) loss on sale of property and equipment                          (564,658)             962
    Gain on extinguishment of debt                                               --          (82,294)
    Undistributed losses of equity investment in a related party             45,396          403,609
    Loss on assumption of Sedona Worldwide Incorporated assets
    and liabilities                                                          48,887               --
    Income tax expense                                                    1,736,974        1,463,421
    Provision for doubtful accounts                                       1,165,194        1,398,168
    Depreciation and amortization                                           799,105        1,274,310
    Amortization of guarantee fees                                           34,411           45,633
    Common stock issued for services provided                               449,892           24,013
    Change in assets and liabilities:
      (Increase) decrease in resort property held for Vacation
        Ownership Interest sales                                         (3,964,645)       3,572,266
      Decrease (increase) in resort property under development            4,649,396          (77,179)
      Decrease in land held for sale                                         37,586          129,917
      Increase in other assets                                           (2,666,232)      (1,823,706)
      (Decrease) increase in accounts payable                              (266,211)          56,101
      Increase in accrued and other liabilities                           1,295,878        1,000,447
      Decrease in income taxes payable                                     (653,825)        (198,158)
      Decrease in due to affiliates                                         (24,022)              --
                                                                        -----------      -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              4,728,588        9,389,604
                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in notes receivable, net                                      (4,133,766)      (6,560,317)
  Increase in note receivable from related party                                 --       (2,693,857)
  Cash acquired from Sedona Worldwide Incorporated                           30,457               --
  Purchases of plant and equipment, net                                  (3,843,668)      (2,029,699)
                                                                        -----------      -----------
   NET CASH USED IN INVESTING ACTIVITIES                                 (7,946,977)     (11,283,873)
                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                            18,860,642       18,243,983
  Principal payments on notes payable                                   (15,314,094)     (15,744,749)
  Principal payments on notes payable to affiliates                        (300,000)              --
  Preferred stock dividends                                                 (47,321)         (47,321)
  Common stock dividends including offering costs                                --         (365,259)
  Redemption of preferred stock                                                (770)            (300)
  Elimination of Series B preferred stock liquidation provision            (191,143)              --
  Proceeds from exercise of stock options                                   160,000           23,000
  Acquisition of treasury stock and other                                (1,030,686)        (737,185)
                                                                        -----------      -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,136,628        1,372,169
                                                                        -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,081,761)        (522,100)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          3,548,058        2,399,175
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 2,466,297      $ 1,877,075
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements.

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


                     Three Months Ended September 30,    Nine Months ended September 30,
                     --------------------------------    -------------------------------
                           2002            2003             2002            2003
                        ---------       ---------        ----------     ----------
Interest paid           $ 582,315       $ 580,539        $1,555,569     $1,668,781
Income taxes paid         335,409         154,972         1,216,092        650,403
Interest capitalized       83,339          42,375           258,300        140,607


Accounting Matters

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("FIN 46"). FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity. The Company is currently evaluating whether this standard will have any effect on the Company.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 2. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the following presents the computation of basic and diluted net income per share:


                          BASIC NET INCOME PER SHARE

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            --------------------------------   -------------------------------
                                                  2002             2003            2002               2003
                                             -----------      -----------      ------------       -----------
Net income                                   $   633,903      $   673,933       $ 2,605,462       $ 2,202,094
Less: Series A preferred stock dividends         (11,830)         (11,830)          (35,491)          (35,491)
                                             -----------      -----------      ------------       -----------
Net income available to common
 stockholders - basic                        $   622,073      $   662,103       $ 2,569,971       $ 2,166,603
                                             ===========      ===========      ============       ===========
Weighted average shares of common
 stock outstanding - basic                     2,940,462        2,893,723         2,935,972         2,913,127
                                             ===========      ===========      ============       ===========
Basic net income per share                   $      0.21      $      0.23       $      0.88       $      0.74
                                             ===========      ===========      ============       ===========


                         DILUTED NET INCOME PER SHARE


                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            --------------------------------   -------------------------------
                                                  2002             2003            2002               2003
                                             -----------      -----------      ------------       -----------
Net income                                   $   633,903      $   673,933      $  2,605,462       $ 2,202,094
Less: Series A preferred stock dividends         (11,830)         (11,830)          (35,491)          (35,491)
                                             -----------      -----------      ------------       -----------

Net income available to common
 stockholders - diluted                      $   622,073      $   662,103      $  2,569,971       $ 2,166,603
                                             ===========      ===========      ============       ===========
Weighted average shares of common
 stock outstanding                             2,940,462        2,893,723         2,935,972         2,913,127
Add: Convertible preferred stock (Series
      B and C) dilutive effect                    55,620           37,479            68,521            38,400
     Stock options dilutive effect                38,760            7,154            36,329             7,406
                                             -----------      -----------      ------------       -----------
Weighted average shares of common
 stock outstanding - dilutive                  3,034,842        2,938,356         3,040,822         2,958,933
                                             ===========      ===========      ============       ===========

Diluted net income per share                 $      0.20      $      0.23      $       0.85       $      0.73
                                             ===========      ===========      ============       ===========

     Stock options to purchase 13,200 and 30,700 shares of common stock at a price of $8.125 per share were outstanding for the three and nine months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because the options' exercise prices were greater than the average market price of common shares. These options expire in 2004.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 3. SHAREHOLDERS' EQUITY

     During the nine months ended September 30, 2003, the Company issued 100 shares of restricted common stock, valued at $386 and 2,705 shares of common stock, valued at $23,627, to an employee and a professional service provider in exchange for services provided. The shares of common stock issued to employees are exempt from registration under Section 4(2) of the Securities Act of 1933. For the nine months ended September 30, 2003, the Company recorded the exchange of 10,743 Series C Convertible shares for 3,581 common shares. Also during the nine months ended September 30, 2003, the Company purchased 90,895 shares of its common stock for $737,285.

     During the nine months ended September 30, 2003, the Company issued 6,945 shares of common stock as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock. Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

     During the nine months ended September 30, 2003, the Company made contributions to the ESOP of $136,125, which were used to make principal and interest payments on the note payable guaranteed by the Company and reduced the Guaranteed ESOP obligation. In accordance with SOP 93-6, Employer's Accounting for Employee Stock Ownership Plans, the difference of $2,640 between the fair market value of the leveraged shares at the time of the debt repayment and the actual cost when the shares were purchased in 2002, was charged to Paid in Capital.

     In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003. The third installment of $283,319 has been recorded as a reduction in retained earnings and an accrued liability at September 30, 2003. In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan ("DRIP"). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company's common stock, with no brokerage or other fees to the shareholder. For the first and second quarter dividends paid in April and July 2003, shareholders elected to receive 55,986 shares of common stock valued at $329,536 and cash dividends of $300,791. Of the 55,986 common shares, 16,949 were purchased in privately negotiated transactions and 39,037 were newly issued common shares. The 55,986 common shares issued include 21,820 common shares, valued at $178,739, issued on shares held as collateral. The Company incurred offering costs of $64,368 under the DRIP which were netted against common shares issued.

     In January 2003, an option to purchase 5,000 shares of common stock priced at $4.60 per share was exercised.



NOTE 4. RELATED PARTY TRANSACTIONS

     During 2003, the Company's wholly owned subsidiary, Genesis Investment Group, Inc. ("Genesis"), recorded the sale of 385 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation ("PVC"). PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties. PVC is owned by the holders of its vacation ownership interests, including the Company. A gain of $108,970 for the three months ended September 30, 2003 and $422,633 for the nine months ended September 30, 2003 was recorded on the sales and is included in Income from land and other, net. At September 30, 2003 deeds of trust for 346 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $827,669.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



     On June 30, 2003, the Company entered into a promissory note agreement with Greens Worldwide Incorporated ("GWWI") to provide up to $2.5 million in working capital. The note accrues interest at ten percent per annum with interest only payments due monthly commencing August 15, 2003 and monthly principal payments commencing January 15, 2004. To date no interest payments have been received. The note is convertible into common shares of publicly traded GWWI at $0.20 per share. The balance on the note at September 30, 2003 is $2,693,857 exclusive of guarantees the Company has provided on equipment leases. The total of the note receivable and the guarantees aggregate $3,342,695. The Company holds a 36.4% equity interest in GWWI at September 30, 2003.

     In April 2003, the Company entered into a guaranty agreement with GWWI under which the Company guaranteed an equipment lease entered into by GWWI in the amount of $350,542. The Company is entitled to a guarantee fee equal to 2% of the lease amount. The total fee of $7,011 has been included as deferred revenue in accrued and other liabilities.

     In July 2003, the Company entered into a guaranty agreement with GWWI under which the Company guaranteed an equipment lease entered into by GWWI in the amount of $298,296. The Company is entitled to a fee equal to 2% of the lease amount. The total fee of $5,966 has been included as deferred revenue in accrued and other liabilities..

NOTE 5. OTHER

     In March 2003 the Company renegotiated the terms of two notes payable. A 10% note with an outstanding principal balance of $100,000 maturing in June 2003 and a 12% note with an outstanding principal balance of $453,000 maturing through 2004 were consolidated as part of a new note for $2,000,000. The new note bears interest at 10%, with principal and interest in the amount of $20,000 payable monthly through March 2008.

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



NOTE 6. SUBSEQUENT EVENTS

     In October 2003, the Company entered into a revolving line of credit agreement, secured by certain Customer Notes, with a bank to provide $600,000 of working capital. The line of credit bears interest at prime plus 1.0% with interest paid monthly and all unpaid principal and interest due in October 2004.

     On October 31, 2003 GWWI ceased operation of its putting facility and ancillary businesses in Las Vegas. The greens and facilities continue to be maintained while GWWI seeks other business opportunities. The sublease between GWWI and VCA-NV was terminated in conjunction with the closing. The Company's note receivable from GWWI is secured by a Pledge Agreement of substantially all of GWWI's assets (see Note 4). In addition to the note receivable, the Company holds a 36.4% ownership interest in GWWI which is recorded in other assets at a value of $554,774 as of September 30, 2003 and guarantees certain GWWI equipment leases (see Note 4). The Company believes the value of the assets underlying the leases equal or exceed the outstanding guarantees and that the value of its ownership interest in GWWI is not less than its carrying value at September 30, 2003. In November 2003, the Company transferred the assets underlying the guaranteed equipment leases and will assume payments under those leases. The Company will again evaluate the note receivable and the value of its ownership interest in December 2003.


NOTE 7. COMMITMENTS AND CONTINGENCIES

     In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests. The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment. Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners' purchase money and maintenance fee payments. Plaintiffs seek to have their claims certified for class action treatment. The Company believes that the allegations are without merit and is vigorously defending plaintiffs' claims. Discovery and motion practice have not begun.

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

OVERVIEW

     ILX Resorts Incorporated ("ILX" or the "Company") is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico. The Company's principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis ("Vacation Ownership Interests"), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts. In addition, the Company receives revenues from homeowners dues on sold Vacation Ownership Interests, the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts. The Company's current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the "ILX Resorts"). One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement. The Company also owns 1,583 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,147 of which have been annexed into Premiere Vacation Club.

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

Results of Operations

     The  following  table  sets  forth certain operating information  for  the
Company:

                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,         September 30,
                                                                   2002       2003       2002       2003
                                                                 --------   --------   --------   --------
As a percentage of total revenues:
   Sales of Vacation Ownership Interests                            63.3%      63.6%      61.5%      63.8%
   Resort operating revenue                                         26.9%      27.2%      28.4%      27.3%
   Interest income                                                   9.8%       9.2%      10.1%       8.9%
   Total revenues                                                  100.0%     100.0%     100.0%     100.0%
As a percentage of sales of Vacation Ownership Interests:
   Cost of Vacation Ownership Interests sold                        14.5%      13.2%      14.5%      13.3%
   Sales and marketing                                              63.6%      65.9%      62.4%      66.7%
   Provision for doubtful accounts                                   4.4%       4.4%       4.4%       4.4%
   Contribution margin percentage from sale of Vacation
     Ownership Interests (1)
                                                                    17.5%      16.5%      18.7%      15.5%
As a percentage of resort operating revenue:
   Cost of resort operations                                        93.9%      94.7%      88.7%      91.3%

As a percentage of total revenues:
   General and administrative                                       10.4%       9.0%      10.6%       8.4%
   Depreciation and amortization                                     2.0%       2.5%       1.9%       2.6%
   Operating income                                                 10.1%       9.5%      12.3%      10.2%

Selected operating data:
   Vacation Ownership Interests sold (2) (3)                         515        614      1,493      1,713
   Average sales price per Vacation Ownership Interest
     sold (excluding revenues from Upgrades) (2)                 $15,072    $14,899    $14,621    $14,815
   Average sales price per Vacation Ownership Interest
     sold (including revenues from Upgrades) (2)                 $18,414    $17,728    $17,496    $17,920


______________________________

(1) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2) Reflects all Vacation Ownership Interests on an annual basis.

(3) Consists of an aggregate of 792 and 897 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2002 and 2003, respectively, and 2,254 and 2,557 biennial and annual vacation ownership interests for the nine months ended September 30, 2002 and 2003, respectively.

Comparison of the Three and Nine Months Ended September 30, 2002 to the Three and Nine Months Ended September 30, 2003

     Sales of Vacation Ownership Interests increased 16.3% or $1,571,336 to $11,200,739 for the three months ended September 30, 2003, from $9,629,403 for the same period in 2002 and increased 19.8% or $5,245,853 to $31,766,238 for the nine months ended September 30, 2003 from $26,520,385 for the same period in 2002. The growth in the third quarter reflects primarily increases in sales from the Las Vegas and San Carlos sales offices and year to date increases in sales from these offices and greater sales to existing owners.

     The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 1.1% or $173 in 2003 to $14,899 for the three months ended September 30, 2003 from $15,072 for the same period in 2002 and increased 1.3% or $194 to $14,815 for the nine months ended September 30, 2003 from $14,621 for the same period in 2002. The slight decrease in the third quarter average sales price is due to variation in product mix between years largely due to the addition and growth of the Las Vegas sales office. The number of Vacation Ownership Interests sold increased 19.2% from 515 in the three months ended September 30, 2002 to 614 for the same period in 2003 and increased 14.7% from 1,493 in the nine months ended September 30, 2002 to 1,713 for the same period in 2003 due to increased sales in 2003 from the Las Vegas office which opened in January 2002. The three and nine months ended September 30, 2003 included 567 and 1,689 biennial Vacation Ownership Interests (counted as 283.5 and 844.5 annual Vacation Ownership Interests) compared to 555 and 1,523 biennial Vacation Ownership Interests (counted as 277.5 and 761.5 annual Vacation Ownership Interests) in the same periods in 2002, respectively.

     Upgrade revenue, included in Vacation Ownership Interest sales, increased 0.9% to $1,735,554 for the three months ended September 30, 2003 from $1,719,459 for the same period in 2002 and increased 23.9% to $5,316,905 for the nine months ended September 30, 2003 from $4,290,796 for the same period in 2002. Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold. Upgrade revenue has increased due to the expansion of marketing efforts to existing owners commencing in 2002. The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased 3.7% or $686 to $17,728 for the three months ended September 30, 2003 from $18,414 in 2002 and increased 2.4% or $424 to $17,920 for the nine months ended September 30, 2003 from $17,496 for the same period in 2002. The third quarter decrease in average sales price reflects the combination of the variation in product mix described above, and comparable upgrade revenue between years coupled with significant growth in sales to new buyers from the Las Vegas and San Carlos sales offices in 2003.

     Resort operating revenue increased 17.3% and 11.2% or $709,689 and $1,376,661 to $4,800,706 and $13,620,848 for the three and nine months ended September 30, 2003, respectively, reflecting increased occupancy at all resorts, revenue from the Joey Bistro restaurant at the Carriage House in Las Vegas which opened in late November 2002, and revenue from Bogee's Sports Bar & Grill in Las Vegas ("Bogee's") which opened in July 2003. Cost of resort operations as a percentage of resort operating revenue increased from 93.9% to 94.7% for the third quarter ended September 30, 2003 and increased from 88.7% to 91.3% for the nine months ended September 30, 2003. The increases in cost as a percentage of revenue for the three and nine months ended September 30, 2003 reflect the start up and operating losses at Joey Bistro and Bogee's both in Las Vegas. The Company has adjusted its marketing methods and certain of its operating parameters to reduce costs at Joey Bistro. In addition, the restaurant will receive additional exposure as a result of the relocation of the vacation ownership sales operation to the Carriage House further described below. Effective October 31, 2003, the Company has ceased operating Bogee's.

     Interest income increased 8.8% to $1,615,546 for the three months ended September 30, 2003 from $1,484,663 for the same period in 2002 and increased 2.3% to $4,441,154 for the nine months ended September 30, 2003 from $4,340,829 for the same period in 2002, reflecting the increase in interest bearing notes receivable between years as well as greater sales of Customer Notes in 2003, for which the Company recognizes the interest premium upon sale of the note.

     Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.5% for the three and nine months ended September 30, 2002 to 13.2% and 13.3%, respectively, for the three and nine months ended September 30, 2003, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn, net of improvements made to resort properties.

     Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 65.9% for the three months ended September 30, 2003 from 63.6% for the same period in 2002 and to 66.7% for the nine months ended September 30, 2003 from 62.4% for the same period in 2002, reflecting the greater scale of the Las Vegas sales center in 2003 and lower closing rates in the first two quarters of 2003 and higher marketing costs year to date for the Sedona sales office. The Las Vegas sales center opened in the first quarter of 2002 and the Company continues to adjust and refine the sales and marketing methods of this new operation. The office has generated substantially increased tours and sales between years. However, sales are at a greater sales and marketing cost as a percentage of sales than the Company's established offices. In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced. The Company plans to generate fewer tours to this office but anticipates greater sales volume per tour and reduced sales and marketing costs as a percentage of sales revenue.

     The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and nine month periods ended September 30, 2002 and 2003.

     General and administrative expenses decreased to 9.0% and 8.4% of total timeshare revenue for the third quarter and nine months ended September 30, 2003, from 10.4% and 10.6% for the same periods in 2002. The decrease for the three and nine month periods reflect greater professional fees in 2002 related to website development and to Premiere Park, and in 2003 earnings from rental income from GWWI, a gain on the early extinguishment of a note payable which offset general and administrative expenses and lower accrued contributions for the ESOP plan.

     Income from land and other, net include gains of $108,970 and $422,633 for the three and nine months ended September 30, 2003, respectively, on bulk sales of Vacation Ownership Interests owned by the Company's subsidiary Genesis and a gain of $131,243 in the third quarter on the sale of a parcel of land owned by Genesis. In the nine months ended September 30, 2002, income from land and other, net includes a gain of $586,111 on the sale and leaseback of the Sedona Station (the Sedona sales office) offset by a loss of $48,887 on the assumption of the assets and liabilities of Sedona Worldwide Incorporated.

     The 5.0% and 9.6% increases in interest expense to $579,943 and $1,665,693 for the three and nine months ended September 30, 2003 from $552,209 and $1,519,995 for the same periods in 2002, respectively, reflects the combined net effect of a greater average balance in 2003 and lower interest rates on the Company's variable rate notes.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

     The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations. During the nine months ended September 30, 2002 and 2003, cash provided by operations was $4,728,588 and $9,389,604, respectively. The increase in cash provided by operations reflects a net decrease in resort property held for Vacation Ownership Interest sales and resort property under development due to increased sales and fewer additions in 2003, the non-cash gain on sale of property and equipment included in 2002 net income, greater increases in other assets in 2002 for the investment in GWWI and larger estimated tax payments, and the undistributed losses on the equity investment in GWWI, net of decreased net income and related income tax expense, and the effect of common stock issued to employees in lieu of cash compensation in 2002.

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

     At December 31, 2002, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $1.4 million, which expire in 2017 through 2020. At December 31, 2002, Genesis had federal NOL carryforwards of approximately $2.1 million, which are limited as to usage because they arise from built in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

     Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company's Vacation Ownership Interest sales. Net cash used in investing activities during the nine months ended September 30, 2002 and 2003 was $7,946,977 and $11,283,873, respectively. The increase includes the note receivable from GWWI for advances of $2,693,857 during 2003 as well as greater Customer Notes receivable due to increased sales of Vacation Ownership Interests in 2003. Purchases of plant and equipment decreased between years, reflecting the construction activity on the Las Vegas sales center in 2002.

     Net cash provided by financing activities for the nine months ended September 30, 2002 and 2003 was $2,136,628 and $1,372,169, respectively. The decrease reflects lower borrowings in 2003, and the payment of cash dividends on common stock for the first and second quarter of 2003, net of a decrease in treasury stock purchases in 2003.

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

     On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the "ESOP"). The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company. During the nine months ended September 30, 2003, the Company made contributions to the ESOP of $136,125 which were used to make principal and interest payments on the note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company.

     The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company. Such borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

     At September 30, 2003, the Company has an agreement through 2005 with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral. Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution. If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any. At September 30, 2003, $20.7 million of the $30 million commitment was available to the Company.


     The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral. These borrowings bear interest at a rate of prime plus 1.5%. The $30 million commitment expires in 2003 and the maturity is in 2008. At September 30, 2003, approximately $10.6 million is available under this commitment.

     At September 30, 2002 and 2003, the Company had approximately $12.8 million and $14.4 million, respectively, in outstanding notes receivable sold on a recourse basis. Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA-South Bend and VCA-Tucson.

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

     In October 2003, the Company entered into a revolving line of credit agreement, secured by certain Customer Notes, with a bank to provide $600,000 of working capital. The line of credit bears interest at prime plus 1.0% with interest paid monthly and all unpaid principal and interest due in October 2004.

     In the first nine months of 2003, the Company purchased 90,895 treasury shares for a cost of $737,285.

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

CONTRACTUAL CASH OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table presents our contractual cash obligations and commercial commitments as of September 30, 2003. The Company also sells consumer notes with recourse. The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

                                                    PAYMENTS DUE BY PERIOD
CONTRACTUAL CASH
OBLIGATIONS                      TOTAL      < 1 YEAR       1-3 YEARS      4-5 YEARS      > 5 YEARS
-------------------------    ------------  ------------   ------------   ------------   ------------

LONG-TERM DEBT               $ 47,359,000  $  9,078,000   $ 14,798,000   $ 17,100,000   $  6,383,000
CAPITAL LEASE OBLIGATIONS          29,000        29,000             --             --             --
OPERATING LEASES               18,081,000     1,741,000      2,857,000      2,158,000     11,325,000
-------------------------    ------------  ------------   ------------   ------------   ------------
TOTAL                        $ 65,469,000  $ 10,848,000   $ 17,655,000   $ 19,258,000   $ 17,708,000
                             ============  ============   ============   ============   ============

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

INFLATION

     Inflation and changing prices have not had a material impact on the Company's revenues, operating income and net income during any of the Company's three most recent fiscal years or the nine months ended September 30, 2003. However, to the extent inflationary trends affect short-term interest rates, a portion of the Company's debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 4. CONTROLS AND PROCEDURES

     (a)Evaluation of Disclosure Controls and Procedures

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

     (b)Changes in Internal Control over Financial Reporting

     During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

     In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests. The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment. Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners' purchase money and maintenance fee payments. Plaintiffs seek to have their claims certified for class action treatment. The Company believes that the allegations are without merit and is vigorously defending plaintiffs' claims. On the date that the Company's response to the complaint is due, defendants will answer and file certain motions. Discovery and motion practice have not begun.

     Other litigation has arisen in the normal course of the Company's business, none of which is deemed to be material.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (i)  Exhibits

        Exhibit No.  Description
        -----------  -----------
           31 CERTIFICATION PURSUANT TO 18 U.S.C. {section} 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
           32 CERTIFICATION PURSUANT TO 18 U.S.C. {section} 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (ii)Reports on Form 8-K

             1. Registrant's Form 8-K dated August 1, 2003 and filed  with  the
                Securities and Exchange Commission on August 1, 2003 related to a press release regarding the Company's financial results for the second quarter ended June 30, 2003.
             2. Registrant's Form 8-K dated September 29, 2003 and filed with the Securities and Exchange Commission on September 30, 2003 related to a press release regarding disclosure by the Company and its Sedona Vacation Club and Premiere Vacation Club businesses of the receipt of pleadings on September 23, 2003 indicating that a lawsuit was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.

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



                           ILX RESORTS INCORPORATED
                                 (Registrant)




                             /s/ Joseph P. Martori
                          ---------------------------
                               Joseph P. Martori
                            Chief Executive Officer




                              /s/ Nancy J. Stone
                          ---------------------------
                                Nancy J. Stone
                                   President



                            /s/ Margaret M. Eardley
                          ---------------------------
                              Margaret M. Eardley
              Executive Vice President & Chief Financial Officer




                           /s/ Taryn L. Chmielewski
                          ---------------------------
                             Taryn L. Chmielewski
                                Vice President
                             Corporate Controller



Date:  As of November 11, 2003