Form 10-K
period 2003-12-31
ILX RESORTS INC
filed 2004-03-30
CIK 819551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2003

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-13855

ILX RESORTS INCORPORATED

ARIZONA

86-0564171

(State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization)

2111 East Highland Avenue, Suite 210, Phoenix, AZ  85016

Registrant’s telephone number, including area code  (602) 957-2777

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

Yes    X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class

Outstanding at March 24, 2004

Common Stock, without par value

2,927,787 shares

At March 24, 2004, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $10.0 million.

Portions of Registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

 ILX RESORTS INCORPORATED

2003 Form 10-K Annual Report

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, pending litigation, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Items 1 and 2. Business and Properties

The Company

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the “ILX resorts”).  The Company also holds 1,326 (excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed) weeks at the Carriage House in Las Vegas, Nevada and 150 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.  One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

At December 31, 2003, the ILX resorts represented an aggregate of 579 units and 29,336 sold and unsold one-week Vacation Ownership Interests, including 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 169 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona and 1,147 weeks in the Carriage House in Las Vegas, Nevada, which have been annexed to Premiere Vacation Club.  The 29,336 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests and the 150 weeks at the Scottsdale Camelback Resort which were purchased in early 2004.  The Company also markets additional interests, which consisted, at December 31, 2003, of an aggregate of approximately 207 Vacation Ownership Interests in destination resorts owned by others and located in Nevada, California, Mexico and elsewhere (collectively, the “Additional Interests”), including 179 (excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed) in the Carriage House and 9 in the Roundhouse Resort which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2003, the Company increased the number of ILX resorts from two to nine (excluding the Roundhouse Resort and the Carriage House), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 29,543 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues increased from $6.1 million in 1991 to $65.4 million in 2003.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (183 units), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (96 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona, the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 1,326 vacation ownership interests (excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed) at the Carriage House in Las Vegas, Nevada, and the 150 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

Utilizing management’s development expertise, the Company developed and implemented the Varsity Clubs concept.  This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities.  The first Varsity Clubs, VCA–South Bend, consisting of 62 units, was completed in August 1995 and is located approximately three miles from the University of Notre Dame in South Bend, Indiana.  The second Varsity Clubs, VCA–Tucson, consisting of 60 units, was completed in July 1998 and is located approximately three miles from the University of Arizona in Tucson, Arizona.  The scope of the Company’s activities since 1991 have enabled the Company’s management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company’s operating and growth strategies, including property identification and acquisition, property development and rehabilitation, and Vacation Ownership Interest sales and marketing.

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2003 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners 2003 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal automobile with 85% using their own car on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2003, the Company operated eight resorts consisting of 579 units and held 9,167.8 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club.  Third parties operate the Sea of Cortez Premiere Vacation Club and the Carriage House.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at or near selected ILX resorts and at the Carriage House.  In addition, the Company markets to its existing owners at a sales office in Phoenix.

Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX resorts.  Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts.  Vacation Ownership Interests in individual ILX resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as Resort Condominiums International (“RCI”) and II.  The majority of the Company’s inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in Premiere Vacation Club, qualify as “red time,” the highest demand classification for purposes of participation in such exchange networks.  The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities, natural beauty and food and beverage discounts at participating ILX resorts).

In addition to marketing through Premiere Vacation Club, the Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept.  The Company will focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States.  The Company presently has two Varsity Clubs, its prototype Varsity Clubs property, VCA–South Bend, located near the University of Notre Dame and its second Varsity Clubs, VCA–Tucson, located near the University of Arizona in Tucson, Arizona.  The Company intends to develop its Varsity Clubs properties at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company.  In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban “city club” experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network.  The Company believes that Varsity Clubs offer features common to a “city club”, including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room.  In addition, the Varsity Clubs concept enables the Company to enlarge the Company’s target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities, thereby enlarging the Company’s target base of potential purchasers.  Varsity Clubs offer a flexible ownership structure that permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for “city club” use.  The Company believes that direct marketing to a large target base of potential purchasers with university affiliations will enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events.  The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.  The Company is presently working with the Carriage House to create a Varsity Clubs wing to recognize the University of Nevada-Las Vegas (“UNLV”) located approximately one mile from the property.

In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  In October 2003, the Company executed an operating agreement with ACV International, L.L.C and Axon Capital.  ACV is a Las Vegas based real estate, hotel, casino and entertainment developer.  The Company, with ACV, intends to develop the property, known as Premiere Park, into a mixed use development, including office space, cultural and entertainment venues, restaurants, retail and other ancillary uses.  The parcel presently includes a 25,000 square foot building which contains an office operated by the Company, club facilities for the UNLV golf team, offices leased to a third party and remaining space available for lease.

During 2003, the Company sold 3,283 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 3,019 and 2,692 during 2002 and 2001, respectively.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $13,670 for an annual interest and $8,061 for a biennial interest, resulting in a weighted average price of $14,894 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2003 and $13,627 for an annual interest and $7,862 for a biennial interest, resulting in a weighted average price of $14,670 during the year ended December 31, 2002.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2003, the Company had an existing inventory of 9,375 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club but excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed).

The Resorts

The table below sets forth certain information, as of December 31, 2003, with respect to the ILX resorts.  The information set forth below does not include the Company’s planned expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 8 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

		Size of Units(1)			Resort Amenities
Resorts(2)	Location	S	1BR	2BR	Restaurant /Lounge	Whirlpool /Spa	Swimming Pool	Fitness Center	Local Amenities(3)
Convenient Access Resorts
Los Abrigados Resort & Spa	Sedona, AZ		158	25	4/1	Y	Y-2	Y	B,BB,BL, D,F,FW,G, H,MT,Sh, T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	4/1	Y	Y-2	Y	B,BB,BL, D,F,FW,G, H,MT,Sh, T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D, F,FW,G,H, Sh,TH,V
The Historic Crag’s Lodge at the Golden Eagle Resort	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW, G,H,MT, Sh,TH
Sea of Cortez Premier Vacation Club	San Carlos, Mexico	8	6	16	4/2	Y	Y	Y	BL,BO,D,F, G,H,Sh,T
Bell Rock Inn	Village of Oak Creek, AZ	96 (4)			1/1	Y	Y-2	N	B,BB,BL, D,F,FW,G, H,MT,Sh, T,TH,V
Total CARs currently being marketed as Vacation Ownership Interests		164	190	64
Los Abrigados Lodge(5)	Sedona, AZ	39			N	N	Y	N	B,BB,BL, D,F,FW,G, H,MT,Sh, T,TH,V
Total CARs		203	190	64
Varsity Clubs of America VCA–South Bend	South Bend, IN	3	54	5	1/1	Y	Y	Y	B,BB,BL, D,G,M, MT,Sh,UC
VCA-Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M, MT,Sh,T,TH UC
Total Varsity Clubs(6)		7	98	17

Total		210	288	81

(1)  S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit.  Units with the same number of bedrooms may vary in size and amenities.

(2)  Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House and the Roundhouse Resort has not been included in the following chart, as the Company only owns a number of, or has rights to market, Vacation Ownership Interests at such resorts and does not own any of such resorts.

(3)  B - Basketball, BB - Bocce Ball, BL – Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V – Volleyball, W - Watersports.

(4)  Bell Rock Inn is currently undergoing renovations which will result in a reduction in number and a different mix of units upon completion.

(5)  The Los Abrigados Lodge is not registered nor marketed for sale as Vacation Ownership Interests.  Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.

(6) To the extent Varsity Clubs are proximate to major metropolitan areas, such resorts can also be considered CARs, but have not been so designated in the chart.

Description of ILX Resorts

Convenient Access Resorts

Los Abrigados Resort & Spa.  Los Abrigados Resort & Spa (“Los Abrigados”) is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona.  This resort consists of 183 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges.  Los Abrigados offers one- and two-bedroom units each with a separate living area, bedroom, mini-kitchen and balcony or patio.  Twenty-eight suites offer a fireplace and whirlpool spa as well.  Seventeen units feature full kitchenettes.  Los Abrigados is designed in southwestern décor and is surrounded by the dramatic red rocks of Oak Creek Canyon.  This resort has an on-site sales office.

Amenities at the resort include three restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball court, simulated golf, miniature golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities.  In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible.  Los Abrigados is an II Five-Star and an RCI Gold Crown resort.

As of December 31, 2003, Los Abrigados contained 9,516 Vacation Ownership Interests, of which approximately 259.5 remained available for sale (excluding 3,259.5 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.

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

As of December 31, 2003, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 144 remained available for sale (excluding 279.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Kohl’s Ranch Lodge.  Kohl’s Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona.  It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world.  Kohl’s Ranch consists of 66 units.  Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in the duplex cabin overlooking the creek.  This resort also has an on-site sales office.

Kohl’s Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children’s playground, gazebos and sport court.  Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace.  In addition, Kohl’s Ranch offers a unique pet resort facility.  Kohl’s Ranch is both an RCI Resort of International Distinction and an II resort.

As of December 31, 2003, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which approximately 41.5 were available for sale (excluding 2,823 Vacation Ownership Interests owned by Premiere Vacation Club).

Roundhouse Resort. In December 1997, the Company acquired the development rights to the Roundhouse Resort, a fully sold out 59-unit timeshare resort located on 9.5 acres in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix, Arizona.  The resort is an RCI resort and is proximate to golf courses, skiing, horseback riding and other outdoor activities.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

During 2000, the Company entered into an agreement with the Roundhouse Homeowners’ Association (“RHA”) to deed the property containing the existing 59 units and certain common area amenities to the RHA, for which the RHA will be solely responsible for the ownership, operation and financing.  The Company has sole ownership of the remaining property and accordingly, may develop such property without the constraints that would exist without this separation.

The Company intends to build 21 two-bedroom cabins and certain common area amenities on the property with completion expected in late 2004.  Once constructed, the Company plans to annex this additional inventory into Premiere Vacation Club.

As of December 31, 2003, the Company holds 169 Vacation Ownership Interests in the Roundhouse Resort, all of which are held by Premiere Vacation Club.

The Historic Crag’s Lodge at the Golden Eagle Resort. The Historic Crag’s Lodge at the Golden Eagle Resort (“Golden Eagle”) is a four-acre property located in the town of Estes Park, Colorado, within three miles of Rocky Mountain National Park and approximately 70 miles from Denver, Colorado.  This resort consists of 33 units and is bounded generally by undeveloped forested mountainside land, which provides excellent mountain views from the resort.

Golden Eagle is centered around the historic Crag’s Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort’s main lodge.  Amenities offered at this resort include a restaurant, bar and library, as well as six guest rooms in a free standing building.  Each unit at Golden Eagle features a fully equipped kitchenette, living and dining areas, television and video cassette player.  Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions.  Golden Eagle is both an RCI Resort of International Distinction and an II resort.

As of December 31, 2003, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 132 were available for sale (excluding 930 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

Bell Rock Inn. In December 2000, the Company acquired the Bell Rock Inn, an existing resort in the Village of Oak Creek, Arizona.  The property is located approximately six miles south of Los Abrigados Resort & Spa and originally consisted of 96 lodging units, most of which include a fireplace and mini-kitchen facilities.  The Company has renovated and is planning additional renovations which will result in a reduction in the number and mix of unit sizes to include one and two-bedroom units in addition to studio units and a corresponding change in annexation of Vacation Ownership Interests in Premiere Vacation Club.  The Bell Rock Inn has a full service restaurant and lounge, both of which are leased to an unaffiliated operator, with a large outdoor dining patio, two heated pools, two whirlpool spas, outdoor fireplaces and banquet/meeting space.  The Bell Rock Inn is an II resort.

As of December 31, 2003, the Company holds 4,992 Vacation Ownership Interests in the Bell Rock Inn, all of which are held by Premiere Vacation Club.

Los Abrigados Lodge. In September 2000, the Company entered into an agreement to lease an existing motel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021.  The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021.  The lessor was required to remodel and refurbish the existing project, previously known as the Canyon Portal Motel, as well as construct additional units at the complex.  The Company renamed the property the “Los Abrigados Lodge.”  The property is used for hotel accommodations, including accommodations for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2003, this resort contains 39 units.  These units are not offered for sale as Vacation Ownership Interests.

Varsity Clubs of America

VCA–South Bend.  The Company’s first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA–South Bend offers 62 units, consisting of studio, one- and two-bedroom suites.

Each one- and two-bedroom suite at VCA–South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa as well as color television with premium movie channels.  Common areas at the resort include the Stadium Sports Lounge, which offers a variety of food and beverages and features a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children’s playground, billiards room, putting green, library, gift shop, business center and special events facilities.  The Company has intended VCA–South Bend to serve as a prototype, subject to modifications and improvements, for the expansion of the Company’s Varsity Clubs concept to other suitable locations, with additional modifications made as appropriate to suit local tastes and preferences.  VCA–South Bend is an II Five-Star resort.

As of December 31, 2003, this resort contained 3,224 one-week Vacation Ownership Interests, of which  528.79 were available for sale (excluding 1,169 Vacation Ownership Interests owned by Premiere Vacation Club).  Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests).  The Company continues to evaluate the market for the possibility of such expansion.

VCA–Tucson.  The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA–Tucson offers 60 units, consisting of studio, one- and two-bedroom suites.  This resort has an on-site sales office.

VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve operating efficiencies and satisfy local tastes.  Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette, whirlpool spa, as well as color television with premium movie channels.  Amenities at this resort include a Sports Lounge designed similar to that at VCA–South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, putting green, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children’s playground and special events facilities.  VCA–Tucson is an II Five-Star resort.

At December 31, 2003, this resort contained 3,120 one-week Vacation Ownership Interests, of which 61.5 were available for sale (excluding 2,831 Vacation Ownership Interests owned by Premiere Vacation Club).

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

Sea of Cortez Premiere Vacation Club was completed in 2001. The resort has a swimming pool, outdoor restaurant and lounge, volleyball court and beach access, and each unit has an ocean view, a separate living area, bedroom(s), full kitchen and balcony or patio.  Amenities of the adjacent San Carlos Plaza Resort are also available to Premiere Vacation Club owners.  Such amenities include two outdoor swimming pools, whirlpool spa, fitness center, three restaurants, including a Joey Bistro, consistent with the restaurant theme originally introduced at Los Abrigados, several lounges, gift shops and water sports equipment.   Sea of Cortez Premiere Vacation Club is an II Five-Star resort.

All 1,500 Sea of Cortez Premiere Vacation Club Vacation Ownership Interests have been annexed into Premiere Vacation Club.    This resort has an on-site sales office.

The Company continues to evaluate the market for the possibility of expansion of this property on contiguous real estate.

The Carriage House

In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  In late 2001 and throughout 2002, the Company acquired additional Vacation Ownership Interests and annexed 547 units into Premiere Vacation Club in December 2002.  The Company continues to acquire additional Vacation Ownership Interests in the Carriage House that it plans to annex into Premiere Vacation Club in the future.  At December 31, 2003, the Company holds 179 Vacation Ownership Interests that have not yet been annexed to Premiere Vacation Club (excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed).

The Carriage House is a non-gaming suite hotel located one block off the “Strip” in Las Vegas.  The property contains a heated pool, whirlpool, tennis court and basketball court.  The Carriage House is both an II and RCI resort.  The Company operates a Joey Bistro restaurant on the top floor of the hotel with spectacular views of the "Strip" and in keeping with the restaurant concept originally introduced at Los Abrigados.  The Company also has a sales office at the Carriage House.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001 and 2002, the Company annexed additional units and as of December 31, 2003, Premiere Vacation Club included a total of 19,100 Vacation Ownership Interests.  The 19,100 Vacation Ownership Interests annexed into the Club consist of 3,259.5 Vacation Ownership Interests in Los Abrigados, 279.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,823 Vacation Ownership Interests in Kohl’s Ranch Lodge, 930 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 1,169 Vacation Ownership Interests in VCA–South Bend, 2,831 Vacation Ownership Interests in VCA–Tucson, 4,992 Vacation Ownership Interests in Bell Rock Inn, 169 Vacation Ownership Interests in the Roundhouse Resort and 1,147 Vacation Ownership Interests in the Carriage House.

At December 31, 2003, 8,000.5 of the 19,100 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2003, the Company owned, in addition to the 1,147 Vacation Ownership Interests that have been annexed into Premiere Vacation Club as disclosed above, an additional 179 Vacation Ownership Interests in the Carriage House (not including 392 weeks purchased by Premiere Vacation Club but not yet annexed), which it intends to annex into Premiere Vacation Club in the future; and ten deeded Vacation Ownership Interests in a resort in South Africa, five deeded Vacation Ownership Interests in a resort in Palm Springs, California and one to two Vacation Ownership Interests in each of a number of additional resorts, all of which it holds for resale.

Phoenix Sales Office

The Company has a sales office in the same building that contains its corporate headquarters in which it markets to existing owners residing in the Phoenix and surrounding areas.  This facility also houses certain other marketing functions.

Las Vegas Leasehold Interest

In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  In October 2003, the Company executed an operating agreement with ACV International, L.L.C and Axon Capital.  ACV is a Las Vegas based real estate, hotel, casino and entertainment developer.  The Company, with ACV, intends to develop the property, known as Premiere Park, into a mixed use development, including office space, cultural and entertainment venues, restaurants, retail and other ancillary uses.  The parcel presently includes a 25,000 square foot building which contains an office operated by the Company, club facilities for the UNLV golf team, offices leased to a third party and remaining space available for lease.

Operating Strategies

The Company’s operating strategy seeks to emphasize the following characteristics, which management believes provide ILX with certain competitive advantages within the vacation ownership industry.

Flexible Vacation Ownership Interest Purchase Options.  The Company believes the flexibility associated with its inventory of Vacation Ownership Interests provides a uniquely appealing opportunity for ILX owners.  Unlike many of the Company’s competitors, substantially all of the Company’s inventory of Vacation Ownership Interests at the ILX resorts are intended to be used on dates specified from time to time by the ILX owner within a broad range of available dates and not fixed at the time of purchase.  Purchasers of a Vacation Ownership Interest in the Company’s proprietary branded Premiere Vacation Club are entitled to use their Vacation Ownership Interest at a single resort in Premiere Vacation Club or may split up their Vacation Ownership Interest according to the owner’s needs and preferences at one or more of any number of participating resorts, as well as thousands of other resorts through the domestic and international exchange programs in which ILX owners participate.  In addition, Vacation Ownership Interests at Varsity Clubs may be purchased for highly desirable single-day uses, a collection of single days (such as designated days during an entire football or other sports season) or other packages suited to meet each ILX owner’s preferences.

Customer Satisfaction.  The Company believes that its inventory of highly desirable resorts with extensive amenities, combined with flexible purchase options have resulted in a high level of customer satisfaction.  Each of the ILX resorts is located in an area with unique tourist attractions and offers food, beverage and other amenities comparable to full-service commercial lodging facilities, at discounted prices to ILX owners.  As a result, the Company believes ILX owners generally have a high level of satisfaction, resulting in additional purchases and increased goodwill.  The Company capitalizes upon this by directing a portion of its marketing efforts towards increasing sales of Vacation Ownership Interests to ILX owners.

Enhanced Amenities.  Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests and does not have a restaurant) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high-quality resorts.  The Company believes that most resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “- The Resorts.”

Demonstrated Ability to Acquire and Develop Properties.  The Company has historically been successful at acquiring resorts in settings of natural beauty at relatively low costs.  The Company’s acquisition strategy is to identify underutilized or distressed properties in locations with high tourist appeal and access to major metropolitan centers.  Thereafter, the Company’s redevelopment efforts are primarily targeted at improving the amenities and appointments of such properties.  The Company has successfully developed its prototype Varsity Clubs of America resort, VCA–South Bend, and a second Varsity Clubs facility, VCA–Tucson.  Future Varsity Clubs will be designed and constructed in accordance with the VCA–South Bend prototype, with appropriate modifications and improvements.  The Company believes that its acquisition and development strategies have resulted in a portfolio of desirable properties with a relatively low cost of sales margin.

Convenient Access Resorts.  The Company’s CARs are typically located within a two-hour drive of an ILX owner’s principal residence, which accommodates a demand for more frequent and convenient “short-stay” vacations without the costs and difficulties of air travel.  This proximity also facilitates marketing of the Company’s Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at any of the Company’s properties included in Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network.  In addition to the use of their Vacation Ownership Interest, owners who have purchased from ILX are also entitled to unlimited day-use of the offered amenities and discounted food, beverage and other services at their individual ILX resort or, in the case of Premiere Vacation Club members, at any ILX resort included in Premiere Vacation Club, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

Standard Design, Lower Construction and Operating Costs of Varsity Clubs.  The Company’s Varsity Clubs concept is based upon its VCA–South Bend prototype.  While each Varsity Club may have aspects uniquely tailored to its targeted customer base, the Company believes that its standard architectural and interior designs for Varsity Clubs will significantly reduce associated development and construction costs.  Standardization will also allow the Company to develop new Varsity Clubs and integrate new resorts in response to demand.  The Company anticipates that new Varsity Clubs can be constructed within one year from acquisition of the underlying real property.

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  The vast majority of the Company’s inventory of Vacation Ownership Interests qualify as “red time,” the highest demand classification for purposes of participation in exchange networks such as RCI and II.  The Company intends to develop additional Varsity Clubs and Premiere Vacation Club resorts in other western United States sites that offer natural settings or other attractions to entice tourists to visit such locations.

Integrated In-House Operations.  Substantially all of the Company’s marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest (“Customer Notes”).  In addition, the Company operates all of the ILX resorts on a centralized basis, with operating and maintenance costs paid from ILX owners’ dues as well as hotel rental revenues.  The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations that may result in lower overall costs than generally associated with outsourcing such operations.  Such integration also facilitates the Company’s Premiere Vacation Club and the ILX resorts’ qualification in the RCI and II exchange networks, among others.

Directed Marketing.  The Company’s marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX resorts or a likelihood of frequent travel.  As opposed to traditional marketing strategies which often emphasize telemarketing and direct mail activities focused on promotional inducements unrelated to travel, the Company’s marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX resorts or at non-affiliated hotels in popular destinations in the western United States and Mexico or discounted or complimentary area activities to visitors to its resort destinations).  By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact.  In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies.  The Company believes that a high-quality “city club” experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Clubs.  Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed.  For example, alumni of the University of Arizona, to whom the Company is marketing Vacation Ownership Interests at its VCA–Tucson, currently number approximately 200,000.  The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

Premiere Vacation Club

Sales of Vacation Ownership Interests in Premiere Vacation Club commenced in June 1998.  Purchasers are offered deeded membership interests that provide rights to accommodations which may be used each use year in their entirety at one time or may be divided into shorter stays at one or a variety of the Company’s resorts or may be exchanged through a participating exchange network.  The Company’s Premiere Vacation Club emphasizes CARs (i) that facilitate short-stay vacations with relatively low cost and time associated with travel to the ILX resort, (ii) located near settings of natural beauty, (iii) with high quality amenities and resort services and (iv) that facilitate flexible use options.  The Company believes that its proprietary branded Premiere Vacation Club will capitalize upon affinity marketing strategies and increase the goodwill associated with the ILX resorts.  In addition, membership interests in Premiere Vacation Club are marketed at an average higher gross sales price than sales of Vacation Ownership Interests in a single ILX resort.  The Company also markets membership interests in its Premiere Vacation Club to existing ILX owners, thereby expanding its sales volume without increasing its sales and marketing costs in the same proportion as generally associated with sales to first-time buyers.

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests  in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico and 1,326 (excludes 392 Vacation Ownership Interests purchased directly by Premiere Vacation Club but not yet annexed) Vacation Ownership Interests in the Carriage House in Las Vegas, of which 1,147 have been annexed to Premiere Vacation Club as of December 31, 2003.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona and Nevada, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with a Scottsdale, Arizona resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club.  In February 2004, the Company purchased 150 weeks at this resort and plans to annex those weeks to Premiere Vacation Club in the future.

Varsity Clubs of America

The Company intends to pursue the expansion of its proprietary branded Varsity Clubs concept.  The Company will focus on development of additional Varsity Clubs near prominent colleges and universities in the western United States, or elsewhere, located in areas with a significant base of existing tourism and access to major population centers.  The Company is currently working with the Carriage House to create a Varsity Clubs wing which recognizes UNLV.  The Varsity Clubs of America concept is primarily intended to offer residents in major population centers a “city club” experience with day-use privileges regularly available, as well as the opportunity to exchange their Vacation Ownership Interest through the exchange networks in which ILX owners participate.  The Varsity Clubs concept also seeks to maximize the appeal of such urban timeshare resorts by strategically locating each of them proximate to one or more prominent colleges and universities with nationally recognized athletic, cultural and other events.  Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators.  The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty vacation ownership resorts that have a flexible ownership structure, enabling the purchase of anything from a single day, a collection of single days (such as an entire football or other sports’ season) or a traditional one-week period.  Each Varsity Clubs facility will operate as a hotel to the extent of unsold or unused vacation ownership inventory.

The prototype VCA–South Bend facility is an all-suite, 62-unit lodging facility that features amenities such as The Stadium (a sports-themed atrium lounge serving a variety of food and beverages and featuring a theater-wall television), a private Member’s Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers.  The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

The first Varsity Clubs facility was completed in August 1995, and is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois.  Customers purchase deed and title to a floating period’s use of a unit and unlimited day-use privileges at the common areas of the property.  Purchasers may also receive the right to use the facility on specified dates, such as dates of home football games, for which they pay a premium.  A total of 62 units, or 3,224 one-week intervals, have been constructed at VCA–South Bend and, at December 31, 2003, 528.79 one-week intervals were available for sale (excluding 1,169 Vacation Ownership Interests owned by Premiere Vacation Club) and expansion capacity exists for up to an additional 24 units (1,248 one-week Vacation Ownership Interests).  To date, VCA–South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona.  This second Varsity Clubs was completed in July 1998 and offers 60 suites, or 3,120 one-week intervals.  At December 31, 2003, 61.5 one-week intervals were available for sale (excluding 2,831 Vacation Ownership Interests owned by Premiere Vacation Club).  VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes.  The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 900,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 200,000 people.  The Company believes that all of these factors increase the appeal of VCA–Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks.  The VCA–Tucson on-site sales office offers customers both Premiere Vacation Club and VCA–Tucson Vacation Ownership Interests.  Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, as well as a variety of additional benefits.

The Company is considering various other sites for development of additional Varsity Clubs facilities in the next five to seven years.  The Company is currently renovating units at the Carriage House to incorporate a Varsity Clubs “wing” to recognize UNLV, whose campus is approximately one mile from the property.  Management believes there exist numerous sites in the western United States, or elsewhere, that are attractive for the development of additional Varsity Clubs.  The Company may expand its Varsity Clubs concept to up to three of these areas in the next five years.  The Company also believes that Varsity Clubs will establish their own brand name recognition as additional facilities are offered.  Varsity Clubs expansion efforts will initially be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise.  Ideally, the Company will seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas.

Sales and Marketing

Marketing is the process by which the Company attracts potential customers to visit and tour an ILX resort or attend a sales presentation.  Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX resort or attends a sales presentation.  The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis.  All of the Company’s sales and the majority of the Company’s marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees.  The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction.  In addition, management believes that its practice of hiring employees to staff the majority of its sales and marketing functions, as opposed to using independent contractors as has been the industry norm, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon as the Company’s business expands.  The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a full package of employment benefits to its sales and marketing personnel.  Management believes that consistency and high quality in its sales and marketing operations is crucial to its success.  The Company believes that the package of benefits offered to its sales and marketing employees, including an Employee Stock Ownership Plan, is uncommon in the vacation ownership industry and, as a result, attracts high quality personnel and provides an incentive for their performance.

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) RCI and II exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts and (v) its existing customer base.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its five sales offices located at ILX resorts and the Carriage House, and from an offsite sales office in Phoenix.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts as compared to many of its competitors because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its Las Vegas and Tucson sales offices by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company has also increased its marketing emphasis to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

Similar to branding techniques utilized by some of its competitors, the Company also seeks to capitalize upon affinity marketing concepts in attracting prospective buyers to its Varsity Clubs concept by seeking to develop a branded “city club” experience for flexible use by local residents.  In addition, marketing of Varsity Clubs seeks to focus on alumni, parents of university students and other persons or entities who have a preexisting affiliation with or other attraction to the local university.  All of the Company’s marketing activities emphasize the convenience of the ILX resorts, coupled with the opportunity to participate in exchange networks, as well as the quality and breadth of amenities available at each of the ILX resorts.

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 160 employees at December 31, 2003, including approximately 110 sales agents at the sales offices located at selected ILX resorts and its off-site sales office in Phoenix.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 17% of Vacation Ownership Interest sales by the Company during 2003.  During 2002 and 2001, sales to ILX owners accounted for 16.7% and 10.7% of the Company’s total sales, respectively.

Prior to June 1998, the Company’s inventory of Vacation Ownership Interests had historically consisted of a one-week interval that could be used on an annual or an alternate-year basis in a specified ILX resort during a specified range of dates.  ILX owners could also participate in exchange networks such as RCI and II.  Commencing in June 1998, the Company began offering deeded membership interests in its Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX resorts for up to one week on an annual or alternate-year basis. Premiere Vacation Club members may divide their stays into shorter vacations at any time between a specified period of time, enjoy unlimited day use and discounted goods and services at any ILX resort, as well as a variety of other benefits.  The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

Customer Financing

The Company currently provides financing for approximately 80% to 85% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 15.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2003, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $39.3 million, of which $29.7 million were serviced by one outside vendor and had a weighted average yield of 14.5% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 5.5% per annum.  An additional $4.1 million of notes are serviced by other sources.

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

Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated.  Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2003, the Company retained Customer Notes in an aggregate principal amount of $39.3 million as compared to $7.9 million at December 31, 1995.

Although the terms of each Customer Note vary, typically such notes are deemed past due when a scheduled payment is 30 days or more past due.  In addition, a delinquency occurs when an account becomes more than 90 days past due.  The Company seeks to avoid defaults by working closely with the lender and its collection agent with respect to ILX owners who become delinquent.  The first collection contact typically occurs within 16 to 30 days of a payment’s due date.

At December 31, 2003, the Company had an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with 10% of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  At December 31, 2003, $18.1 million of the $30.0 million commitment was available to the Company.  The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, has a draw period which expires in 2004, and a maturity date of 2008.  At December 31, 2003, $10.6 million was available to the Company under this commitment.  The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2001, 2002 and 2003, the aggregate amount of these reserves was $3.5 million, $3.1 million and $4.8 million, respectively.  During 2003 and 2001, the Company’s provision for doubtful accounts exceeded actual write-offs by $1.7 million and $0.3 million, respectively.  In 2002, the Company’s actual write-offs exceeded the provision for doubtful accounts by $0.5 million.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as required for tax purposes.  The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts.  During 2003, the Company received $19.0 million in net revenues from these operations, consisting of $12.1 million in room rental revenue, $4.6 million in food and beverage revenue and $2.3 million in other revenue.  Of these amounts, Los Abrigados contributed $9.4 million, or 49.7% of the Company’s total resort operations revenues in 2003.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Historically, the Company’s resort operation activities have not generated a material portion of the Company’s net profits on a consolidated basis.  Revenues from resort operations typically vary significantly from one ILX resort to another.  In addition, changes in revenue received from these operations have not typically correlated with fluctuations in the Company’s revenues from sales of Vacation Ownership Interests.  Management expects this trend to continue in the future as resort occupancy by owners of Vacation Ownership Interests, who pay a lower rate through their dues than the rate charged traditional resort guests, increases; the Company acquires or builds new resorts that are in different phases of the sales life cycle and therefore have different use patterns between vacation owners and resort guests than the existing portfolio of resorts; and because future resorts may have different rate structures, reflective of their location and amenities, than existing resorts.  The Company believes that its resort management activities directly complement the Company’s efforts with respect to the marketing and sales of Vacation Ownership Interests.

Sedona Spa.  Prior to December 31, 1999, the Company’s operations included the sale of personal care products through its majority-owned subsidiary Sedona Worldwide Incorporated (“SWI”).  Effective December 31, 1999, the Company spun off its entire ownership interest in SWI to the shareholders of ILX Resorts common stock through a prorata distribution of the 3,360,000 common shares of SWI held by the Company (representing 80% of the then total common shares of SWI).

The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX resorts.  Commencing in the second quarter of 1998, these products were marketed under the brand name “Sedona Spa” and, in connection with such change, certain modifications to the product line were implemented.  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company’s sales tours and presentations.  The Company uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Pursuant to an agreement to provide SWI financing to fund working capital shortfalls through November 30, 2001, the Company had advanced SWI $108,000 as of December 31, 2001.  On January 2, 2002 the Company entered into a General Bill Of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI in full satisfaction of this advance.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets, as well as continuing to expand marketing efforts outside the Company.

Land Sales.  Since l993, the Company has also received revenues from the sale of primarily unimproved real property.  These operations originated as a result of the Company’s acquisition of its wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), in November 1993.  The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations.  Typically, the Company has sold these assets as subdivided lots or large unimproved parcels.  The Company intends to sell substantially all of the remaining assets during the next twenty-four months, although there can be no assurance that it will be able to sell these assets at attractive prices, if at all, during this time.  Following the sale of these assets, management does not expect to regularly engage in the sale of real property.

Resale Operations.  The Company owns and operates Timeshare Resale Brokers, Inc. (“TRBI”), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale.  The operation is based in Sedona, Arizona.  To date, the operations of TRBI have not been material to the Company.

Greens Worldwide Incorporated.  In August 2002, the Company invested $1,000,000 in cash for 8,000,000 shares, or an approximately 36.4% ownership interest in Greens Worldwide Incorporated (“GWWI”) and subsequently advanced funds to GWWI.  GWWI subleased 23-acres of the Company's 44-acre parcel in Las Vegas, Nevada.  GWWI ceased operations in the fourth quarter 2003 and the Company’s share of its operations is included in discontinued operations.  The Company recorded an impairment of $2.9 million on its note receivable from and investment in GWWI in December 2003, and sold its remaining investment in GWWI common stock in January 2004.

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company’s participation in the Vacation Ownership Interest exchange networks operated by II and RCI, the leading exchange network operators.  In the “2003 Ragatz Associates Resort Timesharing in the United States Report”, exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their motivation to purchase an interest.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  Approximately 93% of the Vacation Ownership Interests at the ILX resorts qualify as “red time,” the highest demand classification, thereby increasing the exchange opportunities available to ILX owners.  If RCI or II is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers certain interested purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

Competition

ILX’s Vacation Ownership Interest plans compete both with other Vacation Ownership Interest plans as well as hotels, motels, condominium developments and second homes.  ILX considers the direct competitors of individual resorts to also include alternative accommodations, including hotels, motels, bed-and-breakfasts and small vacation ownership operators located within the immediate geographic vicinity of such resort.  This is particularly true with respect to its CARs that tend to attract purchasers whose decision to buy a Vacation Ownership Interest is likely to be influenced by the convenience of the resort to their principal residence.

The Vacation Ownership Interest industry consists of a large number of local and regional resort developers and operators.  In addition, some of the world’s most widely-recognized lodging, hospitality and entertainment companies sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Cendant Corporation and Starwood Hotels & Resorts Worldwide Inc..  In addition, other publicly traded companies such as, Silverleaf Resorts, Inc. and Bluegreen Corporation currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry.  There can be no assurance that the Company will be able to successfully compete with such companies.

Governmental Regulation

General.  The Company’s marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company’s resorts are located and in which its Vacation Ownership Interests are marketed and sold.  Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  Many states have adopted legislation as well as specific laws and regulations regarding the sale of Vacation Ownership Interests.  The laws of most states, including Arizona, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of Vacation Ownership Interests at such resort.  In addition, the laws of most states in which the Company sells Vacation Ownership Interests grant the purchaser of a Vacation Ownership Interest the right to rescind a contract of purchase at any time within a statutory rescission period.  Furthermore, most states have other laws which regulate the Company’s activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.  The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

Environmental Matters.  Under applicable federal, state and local environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate, remediate and remove hazardous or toxic substances at such property, and may be held liable for property damage and for investigation, remediation and removal costs incurred by such parties in connection with the contamination.  Such laws typically impose such liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and the liability under such laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.   The costs associated with compliance with such regulations may be substantial, and the presence of such substances, or the failure to properly remediate the contamination on such property, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow against such property as collateral.  Persons who arrange for the disposal or treatment of hazardous or toxic substances at a disposal or treatment facility also may be liable for the costs of removal or remediation of a release of hazardous or toxic substances at such disposal or treatment facility, whether or not such facility is owned or operated by such person.  In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination.  Finally, the owner or operator of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site.  In connection with its ownership and operation of its properties, the Company may be potentially liable for such costs.

The Company does not always conduct Phase I environmental assessments at the ILX resorts, properties under development and properties subject to acquisition.  Because many of the Company’s resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations.  Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report.  However, when appropriate, the Company has in the past and will in the future obtain Phase I, or more elaborate, reports.  To date, the Company has obtained environmental reports with respect to three of the ILX resorts.  In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests.  To date, the Company’s investigations of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

Other Regulations.  Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons.  Although management believes that the Company’s resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the development of new resorts, or conversion or renovation of ILX resorts.  Future legislation may impose additional requirements on owners with respect to access by disabled persons.  The aggregate costs associated with compliance with such regulations are not currently known, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial.  Limitations or restrictions on the completion of certain renovations may limit application of the Company’s growth strategy in certain instances or reduce profit margins on the Company’s operations.

Employees

As of December 31, 2003, the Company had approximately 990 employees, of which approximately 800 were employed on a full-time basis (including approximately 190 employed on a full-time equivalent basis of 20 hours per week).  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

Item 3. Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners’ purchase money and maintenance fee payments.  Plaintiffs seek to have their claims certified for class action treatment.  The Company and its counsel, believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company has conferred and corresponded with plaintiffs’ counsel in an effort to convince them that the factual assertions of the complaint are wrong and that there is no merit to the action.  While plaintiffs’ counsel consider these issues, they have given the Company an open extension to respond to the complaint.  On the date that the Company’s response to the complaint is due, defendants will answer and file certain motions.  Discovery and motion practice have not begun.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock.  The information is as reported by the American Stock Exchange, which listed the Common Stock of the Company on February 11, 1998.  As of December 31, 2003, the Common Stock was held by approximately 917 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  The dividend was paid in quarterly installments of $0.10 per share commencing April 10, 2003.  In November 2003, the dividend was increased to $0.42 per share, payable quarterly, for 2004.  Dividends on Common Stock are subordinate to dividends payable on the Company’s Series A and Series C Preferred Stock.

Common Stock

 High

  Low

Year Ended December 31, 2002

First Quarter

$8.55

$5.50

Second Quarter

8.01

6.70

Third Quarter

8.35

6.95

Fourth Quarter

8.25

6.10

Year Ended December 31, 2003

First Quarter

9.00

7.71

Second Quarter

8.80

6.40

Third Quarter

8.64

7.30

Fourth Quarter

7.25

6.00

Item 6. Selected Consolidated Financial Information

The selected consolidated historical financial information set forth below for the five years ended December 31, 2003 has been derived from the consolidated financial statements of the Company.

The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

December 31,

1999

2000

2001

2002

2003

(In Thousands, Except Per Share Data)

Revenues

$40,439

$43,053

$48,309

$58,593

$65,390

Net income from continuing operations

703

1,533

2,032

3,082

2,751

Net income (loss) from discontinued operations

-

-

-

 1

 (1,833)

Net income per share-basic before discontinued operations

.16

.40

.62

1.03

.93

Net income per share-basic from discontinued operations

-

-

-

-

 ($.63)

Net income per share-diluted before discontinued operations

.16

.39

.61

1.00

.91

Net income per share-diluted from discontinued operations

-

-

-

-

($.62)

Total assets

57,389

65,545

74,125

80,421

83,339

Notes payable

28,121

33,851

41,619

44,729

48,193

Shareholders’ equity

25,239

25,835

25,785

27,747

27,253

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-K, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial uncertainty.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts and from the sale of food, beverages or other services at such resorts.  The Company currently owns six resorts in Arizona, developable land adjacent to an existing resort in Arizona, one resort in Indiana, one resort in Colorado 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico and 1,326 (excluding 392 weeks purchased by Premiere Vacation Club but not yet annexed) Vacation Ownership Interests in a resort in Las Vegas, Nevada.

The Company recognizes revenues from the sale of Vacation Ownership Interests at such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company’s future obligations for the Vacation Ownership Interests have been released.  Resort operating revenues are recorded as the rooms are rented or the services are performed.

Costs associated with the acquisition and development of Vacation Ownership Interests, including carrying costs such as interest and taxes, are capitalized and amortized to cost of sales as the respective revenue is recognized.

Results of Operations

The following table sets forth certain operating information for the Company.

Year Ended December 31,

2001

2002

2003

As a percentage of total revenues:

Sales of Vacation Ownership Interests

58.2%

61.9%

62.3%

Resort operating revenue

36.3%

28.3%

29.0%

Interest income

5.5%

9.8%

8.7%

Total revenues

100.0%

100.0%

100.0%

As a percentage of sales of Vacation Ownership Interests:

Cost of Vacation Ownership Interests sold

17.0%

14.5%

13.3%

Sales and marketing

57.0%

62.6%

65.8%

Provision for doubtful accounts

4.4%

4.4%

5.5%

Contribution margin percentage from sale of Vacation

Ownership Interests (1)

21.6%

18.6%

15.5%

As a percentage of resort operating revenue:

Cost of resort operations

83.4%

89.4%

88.1%

As a percentage of total revenues:

General and administrative

10.3%

11.0%

9.7%

Depreciation and amortization

1.7%

2.0%

2.7%

Operating income

12.1%

11.3%

9.4%

Year Ended December 31,

2001

2002

2003

Selected operating data:

Vacation Ownership Interests sold (2)(3)

1,756

2,016

2,191

Average sales price per Vacation Ownership Interest sold

(excluding revenues from Upgrades) (2)

$14,118

$14,670

$14,894

Average sales price per Vacation Ownership Interest sold

(including revenues from Upgrades) (2)

$15,720

$17,629

$18,020

_______________

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 2,692, 3,019 and 3,283 biennial and annual Vacation Ownership Interests for the years ended December 31, 2001, 2002 and 2003, respectively.

Comparison of Year Ended December 31, 2002 to December 31, 2003

Sales of Vacation Ownership Interests increased 12.5% or $4.5 million in 2003 to $40.8 million from $36.2 million in 2002, reflecting increased sales from the Las Vegas and San Carlos sales offices as well as greater sales to existing owners.  Upgrade revenue increased 14.8% to $6.8 million in 2003 from $6.0 million in 2002, reflecting expansion of marketing efforts to existing owners.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 1.5% to $14,894 in 2003 compared to $14,670 in 2002 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 2.2% to $18,020 in 2003 from $17,629 in 2002.

The number of Vacation Ownership Interests sold increased 8.7% to 2,191 in 2003 from 2,016 in 2002.  Sales of Vacation Ownership Interests in 2003 included 2,185 biennial Vacation Ownership Interests (counted as 1,092.5 annual Vacation Ownership Interests) and 1,098 annual Vacation Ownership Interests compared to 2,006 biennial Vacation Ownership Interests (counted as 1,003 annual Vacation Ownership Interests) and 1,013 annual Vacation Ownership Interests in 2002.  The increase reflects the additional sales from the Las Vegas and San Carlos sales offices in 2003.

Resort operating revenues increased 14.3% or $2.4 million from $16.6 million in 2002 to $19 million in 2003, reflecting increased occupancy at all resorts, revenue from the Joey Bistro restaurant at the Carriage House in Las Vegas which opened in late November 2002, and revenue from Bogee’s Sports Bar & Grill in Las Vegas (“Bogee’s”) which was open from July 2003 through October 2003.  The cost of resort operations increased $1.9 million, or 12.6% to $16.7 million in 2003 from $14.8 million in 2002.  This increase is due to initial costs at Bogee’s and operating losses incurred at both the Joey Bistro restaurant at the Carriage House and Bogee’s in Las Vegas, Nevada.  Cost of resort operations as a percentage of resort operating revenue decreased slightly to 88.1% in 2003 from 89.4% in 2002.

Interest income decreased by 1.7% to $5.7 million in 2003 from $5.8 million in 2002, reflecting greater prepayments of Customer Notes between years, increased activity in alternate financing programs with greater down payments, shorter note life and reduced or no interest notes and fluctuations in the mix of hypothecated and sold paper.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased to 13.3% in 2003 from 14.5% in 2002, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House during 2003 and the impact of the favorable cost of acquisition of Bell Rock Inn on cost of sales for a full year in 2003, net of improvements made to resort properties.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 65.8% in 2003 compared to 62.6% in 2002, reflecting the greater scale of the Las Vegas sales center in 2003 and lower closing rates in the first two quarters of 2003 and higher marketing costs in 2003 for the Sedona sales office.  The Las Vegas sales center opened in the first quarter of 2002 and the Company continues to adjust and refine the sales and marketing methods of this new operation.  The office has generated substantially increased tours and sales between years.  However, sales are at a greater sales and marketing cost as a percentage of sales than the Company’s established offices.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced with the intent of generating fewer tours to this office but a greater sales volume per tour and reduced sales and marketing costs as a percentage of sales revenue.  Changes continue to be made to this operation to optimize it potential.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales increased to 5.5% in 2003 from 4.4% in 2002.  The increased percentage in 2003 results from a bulk entry based on a quarterly analysis.

General and administrative expenses decreased 1.7% to $6.4 million in 2003 from $6.5 million in 2002.  General and administrative expenses decreased between years as a percentage of total timeshare revenues from 11.0% in 2002 to 9.7% in 2003.  The decrease reflects greater professional fees in 2002 related to website development and to Premiere Park, and in 2003 a gain on the early extinguishment of a note payable which offset general and administrative expenses and lower contributions to the ESOP plan.

Interest expense increased 8.6% from $2.1 million in 2002 to $2.2 million in 2003, reflecting the combined net effect of greater average borrowings in 2003, and interest rate reductions on the Company’s variable rate notes.

Discontinued operations decreased from $950 in 2002 to a loss of $1.8 million in 2003.  In 2002, the Company invested $1,000,000 for 8,000,000 shares, or an approximately 36.4% ownership interest in GWWI.  In addition, GWWI subleased 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada as well as a portion of the existing building.  The 2002 results included the rental income of $127,170 offset by the 36.4% share of GWWI’s operating losses of $125,587, net of tax expense of $633.  In 2003, the Company advanced funds and entered into a Promissory Note agreement with GWWI.  GWWI commenced operations in July 2003 but did not achieve the results contemplated in its business plan.  It ceased operations on October 31, 2003 and its lease was terminated.  The Company exercised its rights under the Pledge Agreement associated with the Note Receivable and assumed GWWI leasehold improvements and furniture and equipment valued at $478,016 in partial satisfaction of the Note.  The remaining principal balance of $2,395,423, the impairment of the GWWI investment and the quarterly losses taken in 2003 of $946,383, and the GWWI rent of $286,132 are included in discontinued operations in 2003, net of a tax benefit of $1,222,269.

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

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased to 14.5% in 2002 from 17.0% in 2001, reflecting favorable costs for the acquisition of vacation ownership interests in the Carriage House and the Bell Rock Inn which was acquired in 2000 but was not recorded as resort property held for sale until mid-2002, net of improvements made to resort properties.

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

General and administrative expenses increased 29.6% to $6.5 million in 2002 from $5.0 million in 2001.  General and administrative expenses increased between years as a percentage of total timeshare revenues from 10.3% in 2001 to 11.0% in 2002.  The increase reflects increased professional fees, including fees for development of an enhanced website, operating expenses for the Sedona Spa retail operations effective January 2002, and expenses for Premiere Park in Las Vegas.

Interest expense decreased 20.1% from $2.6 million in 2001 to $2.1 million in 2002, reflecting the combined net effect of interest rate reductions on the Company’s variable rate notes, capitalized interest related to construction in Las Vegas and Arizona in 2002 and greater borrowings in 2002.

In 2002, the Company invested $1,000,000 for 8,000,000 shares, or an approximately 36.4% ownership interest in GWWI.  In addition, GWWI subleased 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada as well as a portion of the existing building.  Discontinued operations of $950 in 2002 reflect the rental income offset by the 36.4% share of GWWI’s operating losses.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash provided by operating activities was $10.4 million in 2003 as compared to $5.6 million in 2002 and as compared to $6.4 million in 2001.  The increase in cash provided by operations reflects a net decrease in resort property held for Vacation Ownership Interest sales and resort property under development due to increased sales and fewer additions in 2003, the non-cash gain on sale of property and equipment included in 2002 net income, and the undistributed losses on the equity investment in GWWI, net of decreased net income and related income tax expense, and the effect of common stock issued to employees in lieu of cash compensation in 2002.

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

The fluctuations in cash provided by financing activities from $0.4 million in 2001 to $3.3 million in 2002 and $1.5 million in 2003, reflect greater net borrowings on notes payable related to construction costs in Las Vegas, Nevada, Los Abrigados and Kohl's Ranch in 2002, as well as the common stock dividend paid in 2003, net of the decrease in treasury stock purchases during 2003 as compared to 2002 and 2001.

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

At December 31, 2003, the Company, excluding its Genesis subsidiary, had net operating loss (“NOL”) carryforwards of approximately $850,000, which expire in 2018 through 2020.  At December 31, 2003, Genesis had federal NOL carryforwards of approximately $1.3 million, which are limited as to usage, because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company’s Vacation Ownership Interest sales.  Net cash used in investing activities in 2001, 2002 and 2003 was $5.9 million, $10.0 million, and $12.3 million, respectively.  The increase in cash used in investing activities in 2003 as compared to 2002 and 2001, is reflective the increase in notes receivable due to increased sales of Vacation Ownership Interests in 2003, and the cash advanced to GWWI during 2003, offset by the costs incurred in 2002 in Las Vegas, Nevada for the sales office, the Joey Bistro restaurant at the Carriage House and Premiere Park.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  During 2001, the Company contributed $250,000 to the ESOP and also issued 20,000 shares of restricted common stock to the ESOP.  During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the ESOP used these funds to exercise options to purchase 100,000 shares of stock from the Company.  In addition, in 2002, the ESOP acquired 22,000 shares of common stock through a note guaranteed by the Company (see Note 10 of Financial Statements).  During 2003, the Company contributed $181,500 to the ESOP and the funds were used to repay the note guaranteed by the Company.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.  Such borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

At December 31, 2003, the Company has an agreement through 2005 with a financial institution for a commitment of $30 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At December 31, 2003, $18.1 million of the $30 million commitment was available to the Company.

The Company also has a financing commitment aggregating $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%. The $30 million borrowing period expires in 2004 and the maturity is in 2008.  At December 31, 2003, approximately $10.6 million is available under this commitment.

In December 1999, the Company guaranteed a $1,000,000 operating line of credit for the Sedona Vacation Club, the owners’ association of the members who own Vacation Ownership Interests in Los Abrigados.  Sedona Vacation Club used the proceeds for renovations at Los Abrigados and has repaid the principal and interest from collections from a special assessment of its owners for this purpose and from owner reserve payments.  The line of credit bore interest at prime plus 2.5%.  As of December 31, 2002, approximately $72,000 was outstanding on this line, which was fully repaid in January 2003.

In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center.  In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%.  In March 2002, the Company completed a transaction with Edward John Martori ("EJM").  EJM had been a creditor of the Company and was a direct and indirect major shareholder of the Company.  EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction.  The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as part of the transaction.  The balance of the purchase price was paid to the Company in cash.  The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $165,000 in rent expense for the twelve months ended December 31, 2003.

In January 2001, the Company refinanced the construction note payable on VCA–Tucson.  In August 2001, the note was amended to provide for the borrowing of an additional $1.0 million.  The terms include extension of the maturity date to June 2004, modification of the interest rate to prime plus 1% from a 12% fixed rate, and a change in the principal payments and release provisions to include a $134,000 minimum monthly principal payment.  In December 2002, the note was further amended to provide for the borrowing of an additional $1.0 million and an extension of the maturity date to February 2005.

In April 2002, the Company borrowed $2.0 million to finance the development of land owned by the Company in Pinetop, Arizona.  The promissory note payable bears interest at prime plus 1.5% with a minimum interest rate of 7.0%.  The debt is payable in equal monthly payments of principal and interest over a five-year term ending May 2007.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 96 studio Vacation Ownership Interests in the Bell Rock Inn.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $1,236,079 is included in other assets.

In June 2002, the Company borrowed $3.8 million and utilized a portion of the proceeds to purchase for $3.325 million a $4.9 million note payable by a subsidiary to a third party.  The promissory note bears interest at prime plus 1.0% with a minimum interest rate of 7.0%.  The debt is payable in equal monthly payments of principal and interest over a five-year term ending June 2007.

In March 2003, the Company renegotiated the terms of two notes payable.  A 10% note with an outstanding principal balance of $100,000 maturing in June 2003 and a 12% note with an outstanding principal balance of $453,000 maturing through 2004 were consolidated in a new note for $2,000,000.  The new note bears interest at 10%, with principal and interest in the amount of $20,000 payable monthly through March 2008.

In April 2003, the Company amended one of its revolving lines of credit.  The new terms include amending the line to $1,000,000 from $1,500,000, and changing the maturity to December 31, 2003 from April 30, 2003.  This line was repaid and retired in January 2004.

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

The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company’s liquidity, operating and capital requirements for at least the next 12 months.

Seasonality

The Company’s revenues are moderately seasonal with the volume of ILX owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters.  As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company’s operating results to fluctuate.

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years.  However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8. Financial Statements and Supplementary Data

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)

Consolidated Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell,

a professional corporation

(ii)

Consolidated Financial Statements and

Pages F-3 through F-21

Notes to Consolidated Statements of

the Registrant, including Consolidated

Balance Sheets as of December 31,

2002 and 2003 and Consolidated

Statements of Operations,

Shareholders’ Equity and Cash

Flows for each of the three years

ended December 31, 2003, 2002

and 2001.

(a) (2)

Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

(b)

Reports on Form 8-K

(1)

Registrant’s Form 8-K dated October 28, 2003 and filed with the Securities and Exchange Commission on October 28, 2003 related to a press release regarding the Company’s financial results for the third quarter ended September 30, 2003.

(2)

Registrant’s Form 8-K dated November 13, 2003 and filed with the Securities and Exchange Commission on November 14, 2003 related to a press release announcing an increase and declaration of the Company’s 2004 dividend.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

ILX Resorts Incorporated,

an Arizona corporation

(Registrant)

By: /s/ Joseph P. Martori

Joseph P. Martori

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

Title

 Date

/s/ Joseph P. Martori

Chairman of the Board and

March 29, 2004

Joseph P. Martori

Chief Executive Officer

(principal executive officer)

/s/ Nancy J. Stone

President, Chief Operating

March 29, 2004

Nancy J. Stone

Officer and Director

/s/ Margaret M. Eardley

Executive Vice President and

March 29, 2004

Margaret M. Eardley

Chief Financial Officer

(principal financial officer)

/s/ Taryn L. Chmielewski

Vice President and Chief

March 29, 2004

Taryn L. Chmielewski

Accounting Officer

/s/ Edward S. Zielinski

Executive Vice President and

March 29, 2004

Edward S. Zielinski

Director

/s/ Joseph P. Martori, II

Executive Vice President and

March 29, 2004

Joseph P. Martori, II

Director

/s/ Steven R. Chanen

Director

March 29, 2004

Steven R. Chanen

/s/ Patrick J. McGroder III

Director

March 29, 2004

Patrick J. McGroder III

/s/ Steven A. White

Director

March 29, 2004

Steven A. White

/s/ Wayne M. Greenholtz

Director

March 29, 2004

Wayne M. Greenholtz

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Certified Public Accountants	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2002 and 2003	F-3
Consolidated Statements of Operations for the years ended December 31, 2001,
2002 and 2003	F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31,
2001, 2002 and 2003	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001,
2002 and 2003	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the “Company”) as of December 31, 2002 and 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 24, 2004

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2002	2003

Cash and cash equivalents	$2,399,175	$1,956,285
Notes receivable, net (Notes 2 and 8)	34,019,271	38,813,182
Resort property held for Vacation Ownership Interest sales
(Notes 2, 3, and 8)	24,150,438	19,677,235
Resort property under development	263,127	576,579
Land held for sale	811,590	690,937
Deferred assets	84,606	26,430
Property and equipment, net (Notes 6, 8, 14, and 15)	9,008,973	11,590,430
Other assets (Note 5)	9,683,608	10,007,520

TOTAL ASSETS	$80,420,788	$83,338,598

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,760,570	$1,774,635
Accrued and other liabilities	2,737,844	2,752,563
Income taxes payable (Note 7)	178,071	282,640
Notes payable (Note 8)	44,729,013	48,192,991
Deferred income taxes (Note 7)	3,268,284	3,082,494

Total liabilities	52,673,782	56,085,323

COMMITMENTS AND CONTINGENCIES
(Notes 9 and 16)

SHAREHOLDERS' EQUITY (Notes 10, 11 and 12):

Preferred stock, $10 par value; 10,000,000 shares authorized;
177,591 and 165,270 shares issued and outstanding;
liquidation preference of $1,775,910 and $1,652,700	916,726	877,898

Common stock, no par value; 30,000,000 shares authorized;
4,346,387 and 4,430,016 shares issued (Note 10)	19,497,334	20,086,726

Treasury stock, at cost, 1,414,795 and 1,523,376 shares, respectively	(5,268,277)	(6,139,152)

Additional paid in capital	66,050	59,435

Guaranteed ESOP obligation (Note 11)	(181,500)	--

Retained earnings	12,716,673	12,368,368

Total shareholders' equity	27,747,006	27,253,275

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$80,420,788	$83,338,598

See notes to consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2002	2003
REVENUES:
Sales of Vacation Ownership Interests	$28,105,558	$36,243,392	$40,758,311
Resort operating revenue	17,550,095	16,574,963	18,952,729
Interest income	2,652,868	5,775,113	5,678,980

Total revenues	48,308,521	58,593,468	65,390,020

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership
Interests sold	4,788,270	5,252,378	5,424,084
Sales and marketing	16,027,410	22,678,519	26,803,778
Cost of resort operations	14,639,246	14,820,915	16,689,575
General and administrative	4,985,957	6,460,688	6,351,881
Provision for doubtful accounts	1,230,974	1,588,749	2,232,256
Depreciation and amortization	813,565	1,159,437	1,735,767
Total cost of sales and
operating expenses	42,485,422	51,960,686	59,237,341

Operating income	5,823,099	6,632,782	6,152,679

Income from land and other, net (Related Party)	136,140	570,628	671,569

Total operating income	5,959,239	7,203,410	6,824,248

Interest expense (Note 8)	(2,585,030)	(2,066,047)	(2,243,867)

Income before income taxes and discontinued operations	3,374,209	5,137,363	4,580,381

Income tax expense (Note 7)	(1,342,595)	(2,054,945)	(1,829,367)

Income before discontinued operations	2,031,614	3,082,418	2,751,014

Discontinued operations, net of tax expense of $633 for 2002
and a tax benefit of $1,222,269 for 2003 (Note 14)	--	950	(1,833,404)

NET INCOME	$2,031,614	$3,083,368	$917,610

NET INCOME PER SHARE (Notes 1 and 4):

Basic before discontinued operations	$0.62	$1.03	$0.93

Basic from discontinued operations	--	--	($0.63)

Total Basic	$0.62	$1.03	$0.30

Diluted before discontinued operations	$0.61	$1.00	$0.91

Diluted from discontinued operations	--	--	($0.62)

Total Diluted	$0.61	$1.00	$0.29

DIVIDENDS PER SHARE	$ -	$ -	$ 0.40

See notes to consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Additional	Guaranteed
	Preferred Stock		Common Stock		Treasury Stock		Paid In	ESOP	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Obligation	Earnings	Total

BALANCES, DECEMBER 31, 2000	291,553	$1,138,566	4,105,192	$ 18,333,333	(657,500)	$ (1,308,655)	$ 225,742	$ (250,000)	$ 7,696,460	$ 25,835,446
Net income									2,031,614	2,031,614
Issuance of common stock			4,100	4,210						4,210
Contribution of common stock to
ESOP and Profit Sharing Plans			21,300	50,562						50,562
Exchange of preferred stock for
common stock	(6,330)	(17,471)	2,110	17,471						--
Exchange of preferred stock for
lodging certificates	(407)	(4,070)					3,265			(805)
Acquisition of treasury shares					(543,200)	(2,379,428)				(2,379,428)
Payment of preferred stock dividends									(47,448)	(47,448)
Reduction in guaranteed ESOP contribution								250,000		250,000
Cost of ESOP shares released							40,862			40,862

BALANCES, DECEMBER 31, 2001	284,816	1,117,025	4,132,702	18,405,576	(1,200,700)	(3,688,083)	269,869	--	9,680,626	25,785,013
Net income									3,083,368	3,083,368
Issuance of common stock			74,330	493,059						493,059
Exercise of options by ESOP Plan			100,000	400,000						400,000
Exchange of preferred stock for
common stock	(107,065)	(198,699)	39,355	198,699						--
Exchange of preferred stock for
lodging certificates	(160)	(1,600)					830			(770)
Acquisition of treasury shares					(214,095)	(1,580,194)				(1,580,194)
Payment of preferred stock dividends									(47,321)	(47,321)
Elimination of liquidation preference							(204,649)			(204,649)
Guaranteed ESOP Obligation								(181,500)		(181,500)

BALANCES, DECEMBER 31, 2002	177,591	916,726	4,346,387	19,497,334	(1,414,795)	(5,268,277)	66,050	(181,500)	12,716,673	27,747,006
Net income									917,610	917,610
Issuance of common stock			3,668	30,917						30,917
Common stock dividend									(1,429,928)	(1,429,928)
Shares issued under DRIP plan			63,577	444,920	21,949	175,916				620,836
Shares issued under DRIP plan to treasury					(33,635)	(269,721)			269,721	--
Exercise of options			5,000	23,000						23,000
Issuance of cumulation shares for
dividend arrearage			7,499	58,387					(58,387)	--
Exchange of preferred stock for
common stock	(11,655)	(32,168)	3,885	32,168						--
Exchange of preferred stock for
lodging certificates	(666)	(6,660)					2,460			(4,200)
Acquisition of treasury shares					(96,895)	(777,070)				(777,070)
Payment of preferred stock dividends									(47,321)	(47,321)
Payment of Guaranteed ESOP Obligation								181,500		181,500
Cost of ESOP shares released							(9,075)			(9,075)

BALANCES, DECEMBER 31, 2003	165,270	$ 877,898	4,430,016	$ 20,086,726	(1,523,376)	$ (6,139,152)	$ 59,435	$ -	$ 12,368,368	$ 27,253,275

See notes to consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,031,614	$3,083,368	$917,610
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on the sale of property	(88,947)	(646,949)	(122,999)
Gain on extinguishment of debt	--	--	(82,294)
Undistributed losses of equity investment in a related party	--	125,587	946,383
Impairment of note receivable	--	--	2,395,423
Loss on assumption of Sedona Worldwide Incorporated
assets and liabilities	--	48,887	--
Income tax expense	1,342,595	2,055,578	607,098
Provision for doubtful accounts	1,230,974	1,588,749	2,232,256
Depreciation and amortization	813,565	1,159,437	1,735,767
Amortization of guarantee fees	38,646	47,188	58,176
Amortization of loan premium	--	(73,263)	(151,406)
Contribution of common stock to ESOP and Profit
Sharing Plans	50,562	--	--
Common stock issued in exchange for services	4,210	493,059	30,917
Change in assets and liabilities:
Decrease (increase) in resort property held for Vacation
Ownership Interest sales	1,392,921	(3,879,566)	4,473,203
Decrease (increase) in resort property under development	147,510	4,853,100	(313,452)
(Increase) decrease in land held for sale	(76,356)	19,096	(11,076)
Increase in other assets	(489,141)	(2,380,323)	(1,564,768)
Increase (decrease) in accounts payable	267,669	272,114	(276,598)
(Decrease) increase in accrued and other liabilities	(245,057)	298,756	193,759
(Decrease) increase in due to affiliates	24,022	(24,022)	--
Decrease in deferred income taxes	--	(985,337)	(729,446)
(Decrease) increase in income taxes payable	--	(477,016)	41,127

Net cash provided by operating activities	6,444,787	5,578,443	10,379,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable, net	(4,305,957)	(5,242,795)	(7,026,167)
Cash advanced to a related party	--	--	(2,880,781)
Cash acquired from Sedona Worldwide Incorporated	--	30,457	--
Purchases of property and equipment, net	(1,549,448)	(4,932,487)	(2,691,818)
Proceeds from sale of property	--	153,012	262,972

Net cash used in investing activities	(5,855,405)	(9,991,813)	(12,335,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	21,993,373	25,852,491	22,662,609
Principal payments on notes payable	(19,125,138)	(20,855,070)	(19,825,365)
Principal payments on notes payable to affiliates	--	(300,000)	--
Elimination of Series B preferred stock liquidation provision	--	(204,649)	--
Exercise of options	--	400,000	23,000
Acquisition of treasury stock and other equity payments	(2,380,233)	(1,580,964)	(781,270)
Common stock dividends including offering costs	--	--	(518,429)
Preferred stock dividend payments	(47,448)	(47,321)	(47,321)

Net cash provided by financing activities	440,554	3,264,487	1,513,224

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,029,936	(1,148,883)	(442,890)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,518,122	3,548,058	2,399,175

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,548,058	$2,399,175	$1,956,285

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Notes payable issued or assumed to purchase assets	4,900,000	--	--
Capital leases and assets assumed under guaranty agreement	--	--	618,140
Value of shares issued under DRIP plan	--	--	685,203

See notes to consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX Resorts Incorporated, formerly ILX Incorporated, and its wholly owned and majority-owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

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

Land held for sale is recorded at the lower of cost or fair value less cost to sell, consistent with the Company’s intention to liquidate these properties.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Depreciation expense was $1,134,973, $914,346 and $1,205,615 for the years ended December 31, 2001, 2002 and 2003, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2003, the Company does not consider any of its long-lived assets to be impaired.  During the fourth quarter 2003, the Company exercised its rights under the Pledge Agreement with GWWI and secured certain assets as partial reimbursement for its note receivable.  The Company also reviewed its investment in GWWI and determined it was impaired (Note 14).

Segment Reporting

The Company has a single segment in the timeshare resort industry.  Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

Stock Option Plan

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans.  Accordingly, no compensation cost has been recognized for stock options granted under the Plans.  Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123,

Accounting for Stock-Based Compensation, the Company’s net income and income per share would have decreased to the proforma amounts indicated below.  The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31,

2001

2002

2003

Net Income to common shareholders

As reported

$2,031,614

$3,083,368

$917,610

Proforma

1,900,122

3,052,049

$917,610

Basic and Diluted Income per share

As reported-basic

$

0.62

$

1.03

  $

.30

As reported-diluted

0.61

1.00

.29

Proforma-basic

0.58

1.02

.29

Proforma-diluted

0.57

1.00

.29

Weighted-Average Assumptions:

Dividend yield

$

--

$

--

  $

--

Expected volatility

67.60%

--

--

Risk-free interest rate

4.00%

--

--

Expected life of options, in years

3.45%

--

--

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  At December 31, 2002 and 2003, the Company had cash in excess of federally insured limits.  The following summarizes interest paid and capitalized interest to resort property under development:

Year Ended December 31,

2001

2002

2003

Interest paid

$2,563,000

$2,102,000

$2,248,000

Income taxes paid

--

1,461,000

694,000

Capitalized interest

--

306,000

187,000

Accounting Matters

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 established a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used.  The company implemented SFAS No. 144 effective January 1, 2002.  The Company recorded an impairment of the investment in and the note receivable from GWWI as of December 31, 2003 and classified its operations as discontinued.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity.  The Company adopted this standard as of December 31, 2003 and had no material effect on the Company’s financial position or results of its operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  This statement amends and clarifies the accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The Company adopted SFAS No. 149 effective July 1, 2003.  The adoption of this standard has had no material effect on the Company’s financial position or results of its operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 requires certain financial instruments with characteristics of both liabilities and equity to be classified as liabilities.  The Company adopted SFAS No. 150 effective July 1, 2003.  The adoption of this standard has no material effect on the Company’s financial position or results of its operations.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2002	2003
Vacation Ownership Interest notes receivable	$ 33,839,506	$ 39,308,612
Holdbacks by financial institutions	2,412,412	2,633,567
Other receivables	840,021	1,681,475
Allowance for possible credit losses	(3,072,668)	(4,810,472)
	$ 34,019,271	$ 38,813,182

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13.9% to 17.9% and have terms of five to ten years.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

At December 31, 2003, the Company has an agreement through 2005 with a financial institution for a commitment of $30 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At December 31, 2003, $18.1 million of the $30 million commitment was available to the Company.

For the twelve months ended December 31, 2001, 2002 and 2003, the Company sold with recourse approximately $2 million, $10 million and $12 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company elected to hypothecate, rather than sell with recourse, the majority of its Customer Notes during 2001 because of uncertainty regarding the ability and intent of the financial institution which purchased such Customer Notes.  In 2000 the Company was informed that this financial institution was ceasing the portion of its activities that includes financing of Customer Notes.  In 2002 the financial institution was acquired and affirmed its intent to finance Customer Notes on an ongoing basis.  As a result, the Company elected to sell with recourse more of its Customer Notes in 2002 and 2003.  The Company recorded an interest premium of approximately $0 million, $3.0 million and $2.8 million, as interest income in the years ended December 31, 2001, 2002 and 2003, respectively, related to notes sold with recourse.

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5%. The $30.0 million borrowing period expires in 2004 and the maturity is in 2008.  At December 31, 2003, approximately $10.6 million is available under this commitment.

At December 31, 2002 and 2003, the Company had approximately $13.3 million and $14.7 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa (“Los Abrigados”), Varsity Clubs of America–South Bend (“VCA–South Bend”) and Varsity Clubs of America–Tucson (“VCA–Tucson”).

At December 31, 2003, notes receivable in the amount of approximately $153,000 have been contributed to the Company’s Series A Preferred Stock sinking fund and therefore their use is restricted (Note 10).

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2001	2002	2003
Beginning balance	$ 3,223,511	$ 3,533,483	$ 3,072,668
Provision for doubtful accounts	1,230,974	1,588,749	2,232,256
Amounts written off	(921,002)	(2,049,564)	(494,452)
Ending balance	$ 3,533,483	$ 3,072,668	$ 4,810,472

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company.  During 2002 and 2003, the Company deeded back in bulk transactions 521 and 49 Vacation Ownership Interests of delinquent owners.  These accounts had become delinquent over a period of several years.  At December 31, 2003, $11.4 million in principal or $8.9 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 19.9% and 15.7%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

At December 31, 2002 and 2003, the above allowance includes $266,000 and $294,000 respectively, for notes sold with recourse.

Note 3. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales consists of the following:

December 31,

2002

2003

Premiere Vacation Club

$

19,989,013

$

14,605,466

VCA–Tucson

148,795

210,588

VCA–South Bend

1,741,527

2,166,075

Golden Eagle Resort

848,013

873,213

Los Abrigados

307,943

489,589

Roundhouse Resort

749,255

749,255

Kohl’s Ranch Lodge

25,449

227,206

The Inn at Los Abrigados

294,858

310,258

Other

45,585

45,585

$

24,150,438

$

19,677,235

In January 1999, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1999 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 2001 and 2002, the Company annexed additional units and as of December 31, 2003, Premiere Vacation Club included a total of 19,100 Vacation Ownership Interests.  The 19,100 Vacation Ownership Interests annexed into the Club consisted of 3,259.5 Vacation Ownership Interests in Los Abrigados, 279.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,823 Vacation Ownership Interests in Kohl’s Ranch Lodge, 930 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 1,169 Vacation Ownership Interests in VCA–South Bend, 2,831 Vacation Ownership Interests in VCA–Tucson, 169 Vacation Ownership Interests in the Roundhouse Resort, 1,147 Vacation Ownership Interests in the Carriage House, and 4,992 Vacation Ownership Interests in the Bell Rock Inn.

Note 4. Net Income Per Share

The following presents the computation of basic and diluted net income per share:

Basic Net Income Per Share
	Year Ended December 31,
	2001	2002	2003
Net income before discontinued operations	$ 2,031,614	$ 3,082,418	$ 2,751,014
Less: Series A preferred stock dividends	(47,448)	(47,321)	(47,321)
Net income available to common stockholders- basic	$ 1,984,166	$ 3,035,097	$ 2,703,693
Weighted average shares of common stock outstanding- basic	3,190,014	2,934,560	2,911,297
Basic net income per share before discontinued operations	$ 0.62	$ 1.03	$ 0.93
Net income (loss) from discontinued operations	$ -	$ 950	$ (1,833,404)
Weighted average shares of common stock outstanding- basic	3,190,014	2,934,560	2,911,297
Basic net income per share from discontinued operations	$ -	$ -	$ (0.63)

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted Net Income Per Share
	Year Ended December 31,
	2001	2002	2003
Net income before discontinued operations	$ 2,031,614	$ 3,082,418	$ 2,751,014
Less: Series A preferred stock dividends	(47,448)	(47,321)	(47,321)
Net income available to common stockholders- diluted	1,984,166	3,035,097	2,703,693
Weighted average shares of common stock outstanding- diluted	3,190,014	2,934,560	2,911,297
Add: Convertible preferred stock (Series B and Series C)
dilutive effect	79,779	61,378	37,734
Stock options dilutive effect	8,464	43,282	6,965
Weighted average shares of common stock outstanding- diluted	3,278,257	3,039,220	2,955,996
Diluted net income per share before discontinued operations	$ 0.61	$ 1.00	$ 0.91
Net income (loss) from discontinued operations	$ -	$ 950	$ (1,833,404)
Weighted average shares of common stock outstanding- diluted	3,278,257	3,039,220	2,955,996
Diluted net income per share from discontinued operations	$ -	$ -	$ (0.62)

Stock options to purchase 13,200 shares of common stock at a price of $8.125 per share were outstanding at December 31, 2002 and 2003, respectively but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  These options expire in 2004.

Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

Note 5. Other Assets

Other assets consist of the following:

December 31,

2002

2003

Inventories

$

845,736

$

873,203

Investment in related party

959,383

13,000

Escrow accounts

687,924

1,457,518

Deferred loan and lease fees

6,286,135

6,173,210

Miscellaneous receivables and other

904,425

1,490,587

$

9,683,608

$

10,007,519

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of cost or market.

The Company is required to make monthly release payments into an escrow account under the terms of a guarantee commitment (Note 9).  The balance of this escrow account at December 31, 2002 and 2003 is $460,747 and $1,236,079, respectively.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease and mainly consist of the fees to acquire the leasehold interest in Las Vegas (Note 9).  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment, Net

Property and equipment consists of the following:

December 31,

2002

2003

Land

$

415,665

$

403,962

Buildings and improvements

4,970,541

5,457,791

Leasehold improvements

1,725,651

2,627,831

Furniture and fixtures

3,542,030

5,269,377

Office equipment

1,208,463

1,700,877

Computer equipment

1,046,468

1,158,099

Vehicles

290,969

323,607

13,199,787

16,941,544

Accumulated depreciation

 (4,190,814)

(5,351,114)

$

9,008,973

$

11,590,430

During 2003, the Company entered into guaranty agreements with GWWI, under which the Company would guaranty equipment leases entered into by GWWI.  In November 2003, the Company transferred the assets underlying the equipment leases valued at $603,182 and assumed payments under those leases.  The difference of $7,342 in the carrying amounts of assets transferred of $595,840 reduced the note receivable from GWWI.

In December 2003, the Company exercised its right under a Pledge Agreement with GWWI and assumed leasehold improvements and other furniture and equipment in partial satisfaction of a note receivable from GWWI (Note 14).

Note 7. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

December 31,

2002

2003

Deferred Tax Assets:

Nondeductible accruals for uncollectible receivables

$

1,229,000

$

1,924,000

Tax basis in excess of book on resort property held for Vacation

  Ownership Interest sales

689,000

599,000

Net operating loss and minimum tax carryforwards

2,407,000

2,721,000

Loss on investment

50,000

429,000

Other

211,000

265,000

Total deferred tax assets

4,586,000

5,938,000

Deferred Tax Liabilities:

Installment receivable gross profit deferred for tax purposes

 (7,216,000)

(8,348,000)

Tax depreciation in excess of book

(638,000)

(672,000)

Total deferred tax liabilities

(7,854,000)

(9,020,000)

    Net deferred tax liability

$

 (3,268,000)

$

(3,082,000)

The provision for income taxes consists of the following:

Year Ended December 31,

    2001

2002

2003

Current income tax

  Federal (minimum tax)

$

689,923

$

950,501

$

713,196

  State

--

--

79,692

Current income tax

$

   689,923

$

950,501

$

792,888

Deferred income tax/(benefit)

  Federal

$

440,301

$

818,952

$

(143,011)

  State

212,371

286,125

(42,779)

Deferred income tax/(benefit)

652,672

1,105,077

(185,790)

Income tax expense

$

1,342,595

$2,055,578

$

607,098

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax expense and the amount that would be computed using statutory federal income tax rates is as follows:

Year Ended December 31,

2001

2002

2003

Federal, computed on income before minority

interest and income taxes

$

1,147,231

$

1,747,242

$

518,401

State, computed on income after minority interest

and before income taxes

128,085

191,683

91,483

Other

67,279

116,653

(2,786)

Income tax expense

$

1,342,595

$

2,055,578

$

607,098

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

The Company is subject to Alternative Minimum Tax (“AMT”) as a result of the deferred income that results from the installment sales treatment of Vacation Ownership Interest sales for regular tax purposes.  The AMT liability creates a deferred tax asset that can be used to offset any future tax liability from regular Federal income tax.  This deferred tax asset has an unlimited carryover period.

At December 31, 2003, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $850,000, which expire in 2018 through 2020.  At December 31, 2003, Genesis had federal NOL carryforwards of approximately $1.3 million, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year.  To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

Note 8. Notes Payable

Notes payable consist of the following:

December 31,

2002

2003

Note payable, collateralized by consumer notes receivable, interest at prime plus 1.5% (5.5% at December 31, 2003) due through 2008

$

19,252,225

$

19,386,840

Note payable, collateralized by deed of trust on Bell Rock Inn, interest at

7.49%, due through 2023

4,310,812

4,223,101

Construction note payable, collateralized by deed of trust on Kohl’s Ranch

Lodge, interest at prime plus 2.5% (6.5% at December 31, 2003), due through 2007

4,456,323

4,131,221

Note payable, collateralized by deed of trust and assignment of rent on

Premiere Park, interest at the greater of prime plus 1.0% (5.0% at

December 31, 2003) or 7.0% due through 2007

3,725,673

3,577,304

Note payable, collateralized by deed of trust on VCA-South Bend, interest at prime plus 1.5% (5.5% at December 31, 2003) due through 2010

--

2,540,000

Note payable, collateralized by holdbacks at financial institutions and stock of the Company interest at 10.0%, due through 2008

--

1,968,980

Note payable collateralized by deed of trust, interest at the greater of prime plus 1.5% (5.5% at December 31, 2003) or 7.0%, due through 2008

--

1,863,289

Construction note payable, collateralized by deed of trust on VCA–Tucson,

interest at prime plus 1.0% (5.0% at December 31, 2003) plus a minimum principal payment of $134,000 monthly, due through 2005

3,457,596

1,849,596

Note payable collateralized by deed of trust, interest at the greater of prime plus 1.5% (5.5% at December 31, 2003) or 7.0%, due through 2007

1,811,439

1,448,766

Lines of credit aggregating $2,600,000, interest at prime plus 1.0% to prime plus 1.75% (5.0% to 5.75% at December 31, 2003), collateralized by 10%
partnership interest in Los Abrigados Partners Limited Partnership (“LAP”)

and consumer notes receivable , due through 2004

1,650,000

2,000,000

Loan premium, amortized at 4.37% through 2011 (Note 9)

1,501,737

1,350,331

Note payable, collateralized by deed of trust on VCA–South Bend, interest at

10%, due through 2003

800,218

--

Note payable, collateralized by deed of trust on Los Abrigados, interest at prime plus 2.5% (6.5% at December 31, 2003), due through 2008

868,807

813,301

Obligations under capital leases with interest at 3.0% to 11.0% (Note 15)

56,607

580,259

Note payable, collateralized by cash or stock of the Company purchased through Wedbush Morgan Securities, interest at 12.0%, due through 2004

510,038

--

Note payable, collateralized by deed of trust, interest at 8.5%,

due through 2007

336,383

311,566

Note payable, collateralized by deed of trust, interest at

7.29%, due through 2007

333,281

316,406

Note payable, collateralized by an assignment of the Company’s general partnership interest in LAP, interest at 10%, due through 2003

100,000

--

Note payable by Employee Stock Ownership Plan and guaranteed by the

Company, collateralized by Company stock purchased by the Plan,

interest at 6.0% , due through 2003

181,500

--

Note payable, collateralized by deed of trust

, interest at 7.75%, due through 2007

89,014

85,496

Notes payable, collateralized by furniture, fixtures and equipment, interest at 4% to 9%, due through 2006

1,244,023

1,703,022

Other

43,337

43,513

$

44,729,013

$

48,192,991

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, approximately $22.9 million of the Company’s notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral.  The maturities of these notes are included below based on their scheduled repayment terms and maturities.  The amounts below also include amounts due and collected directly from Customer payments on the notes receivable used as collateral.  Future contractual maturities of notes payable and capitalized leases at December 31, 2003 are as follows:

2004

$

11,553,731

2005

8,312,952

2006

6,487,020

2007

9,059,113

2008

7,705,553

Thereafter

5,074,622

$

48,192,991

Note 9. Commitments and Contingencies

Operating Leases

Operating leases are used to lease office space, equipment and vehicles.  Future minimum lease payments on noncancelable operating leases at December 31, 2003 are as follows:

2004

$

1,741,000

2005

1,553,000

2006

1,197,000

2007

1,101,000

2008

1,083,000

Thereafter

11,865,000

$

18,540,000

Total rent expense for the years ended December 31, 2001, 2002 and 2003 was approximately $1,516,000, $2,208,000 and $2,493,000 respectively.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners’ purchase money and maintenance fee payments.  Plaintiffs seek to have their claims certified for class action treatment.  The Company and through its counsel, believe that the allegations are without merit and vigorously defending plaintiffs’ claims.  The Company has conferred and corresponded with plaintiffs’ counsel in an effort to convince them that the factual assertions of the complaint are wrong and that there is no merit to the action.  While plaintiffs’ counsel consider these issues, they have given the Company an open extension to respond to the complaint.  On the date that the Company’s response to the complaint is due, defendants will answer and file certain motions.  Discovery and motion practice have not begun.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

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

In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada – Las Vegas (“UNLV”) and the “Strip” in Las Vegas, Nevada.  The $5 million purchase price for the leasehold interest consisted of a $100,000 earnest money deposit made in August 2000 and a $4.9 million promissory note from a subsidiary of the Company to an unrelated third party (“the Note”).  In June 2002, the Company purchased the Note for $3.325 million.  Both the $4.9 million receivable and the Note are eliminated in consolidation.  The original discount of $1,575,000 is being amortized to income over the term of the Note.  That discount, net of accumulated amortization, is included in notes payable.  The Company amortized $151,406 and $73,263 during the twelve months ended December 31, 2003 and 2002, respectively.  The Company borrowed $3.8 million in June 2002, a portion of which was used to purchase the Note and the Note is collateral for the borrowing (Note 8).

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn to Premiere Vacation Club.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $1,236,079 is included in other assets.

The Company’s Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis.  The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties.  A liability has been recorded for the possible future payment based on estimated net realizable values of the properties.  These potential obligations as well as amounts due fund certificate holders for sales of properties are included in accrued liabilities.

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability for its future obligation.

Note 10. Shareholders’ Equity

Preferred Stock

At December 31, 2002 and 2003, preferred stock includes 59,151 and 58,485 shares of the Company’s Series A Preferred Stock carried at $591,510 and $584,850, respectively.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends were paid of $47,448, $47,321 and $47,321 in 2001, 2002 and 2003, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund.  At December 31, 2003, notes receivable in the amount of approximately $153,000 have been designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.  During 2003, Series A shares could also have been exchanged for lodging certificates under certain conditions, and 666 shares were exchanged under this program during the year.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 and 2003, there were no shares of the Company’s Series B Convertible Preferred Stock.  The Series B Convertible Preferred Stock had a $10 par value and a liquidation preference of $10 per share, which was subordinate to the Series A liquidation preference.  The Series B Convertible Preferred Stock was not entitled to dividends.  Commencing July 1, 1996, the Series B Convertible Preferred Stock was convertible into common stock on the basis of two shares of common for five shares of preferred stock.

In August 2002, the Series B Convertible Preferred shareholders converted the remaining 55,000 outstanding shares of Series B Convertible Preferred Stock for 22,000 shares of common stock, and the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”) agreed to purchase such common shares at $8.25 per share in exchange for notes payable of $181,500.  The notes bore interest at 6%, payable in quarterly payments of principal and interest through 2003, and were secured by the common shares.  The notes were fully repaid in 2003.  The principal amount of the notes was guaranteed by the Company and had been recorded as a guaranteed ESOP obligation.  The Company also settled the liquidation preference for $204,649 which was recorded as a reduction to additional paid in capital.

At December 31, 2002 and 2003, preferred stock also includes 118,440 and 106,785 shares of the Company’s Series C Convertible Preferred Stock carried at $325,216 and $293,048.  The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors.  If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends (“Dividend Arrearage”) could have been converted to “Cumulation Shares” at the rate of $6 of Dividend Arrearage per Cumulation Share.  The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preference of the Series A stock.  Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock may be converted to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages.  For the years ended December 31, 2001, 2002 and 2003, the Company recorded the exchange of 6,330, 52,065 and 11,655 Series C Convertible shares for 2,110, 17,355 and 3,885 common shares, respectively.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

For the years ended December 31, 2001, 2002 and 2003, the Company issued 4,100, 8,400 and 100 shares of restricted common stock, valued at $4,210, $32,918 and $386, respectively, to employees in exchange for services provided.  In addition, in 2002 and 2003 the Company issued 7,185 and 3,568 shares of common stock valued at $57,479 and $30,531, respectively, to a professional service provider in exchange for services provided.

In October 2001, the Company adopted a stock compensation program for certain of its employees, primarily those earning $50,000 or more per year.  Under the program, employees received in the first quarter of 2002 a portion of compensation they would otherwise have earned in cash during the fourth quarter of 2001 in shares of stock of the Company, at a prescribed formula.  This program was extended to the first quarter of 2002, with shares issuable in the second quarter of 2002. The total number of shares issued to employees under the program in January and April 2002 was 58,745 shares valued between $6.85 and $6.90 per share for a total value of $402,662.

During 2001, 2002 and 2003, the Company purchased 543,200, 214,095 and 96,895 shares of its Common Stock for $2,379,428, $1,580,194 and $777,070.

In the year ended December 31, 2003, the Company issued 7,499 shares of common stock, valued at $58,387, as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock.  Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the year ended December 31, 2003, shareholders elected to receive 85,526 shares of common stock valued at $620,836 under the DRIP and cash dividends of $454,061.  Of the 85,526 common shares, 21,949 were purchased in privately negotiated transactions and 63,577 were newly issued common shares.  The 85,526 common shares include 33,635 common shares, valued at $269,721, issued on shares held as collateral.  The Company incurred offering costs of $64,368 under the DRIP which were netted against common shares issued.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  At December 31, 2003, $290,664 was accrued for the fourth quarter 2003 dividend which is payable January 10, 2004.

In January 2003, an option to purchase 5,000 shares of common stock priced at $4.60 per share was exercised.

Note 11. Employee Stock Ownership Plan

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for all eligible employees which aligns their interests with those of the Company.  Generally, all employees who have completed one year of service, have attained the age of 21 and complete 1,000 hours of service during the plan year are eligible to participate in the ESOP.

During the year ended December 31, 2001, the Company contributed $250,000 to the ESOP and such funds were used by the ESOP to make the final payment on a line of credit.  In accordance with SOP 93-6, Employer’s Accounting for Employee Stock Option Plan, the difference of $40,862 between the fair market value of the leveraged shares at the time of the debt repayment in 2001 and their actual cost when the shares were purchased in 1999, was charged to Paid in Capital.  During the year ended December 31, 2001, the Company also issued to the ESOP 20,000 shares of restricted common stock valued at $41,905.  During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the funds were used to exercise options for 100,000 shares of common stock.  During the year ended December 31, 2003, the Company contributed $181,500 to the ESOP and the funds were used to make principal and interest payments on the note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company (Note 10).  The difference of $9,075 between the fair market value of the leveraged shares at the time of the debt repayment and their actual cost when the shares were purchased was charged to Paid in Capital.

At December 31, 2003, the ESOP held 623,667 shares and $5,014 in cash.

Note 12. Employee Stock Option Plans

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  The aggregate number of shares that may be issued under the Plans shall not exceed 100,000 shares.  The number of shares available for grant under the Plans at December 31, 2002 and December 31, 2003 was 66,800 and 71,800, respectively.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option transactions are summarized as follows:

Exercise Price

Weighted Average

Options

Range

   Exercise Price

Outstanding at December 31, 2000

135,700

$3.25-8.125

4.91

Options granted

55,000

4.60-6.82

6.21

Options canceled

              --

--

--

Outstanding at December 31, 2001

190,700

3.25-8.125

5.28

Options granted

          --

--

--

Options exercised

(100,000)

4.00

4.00

Options canceled

    (57,500)

6.82-8.125

7.22

Outstanding at December 31, 2002

  33,200

3.25-8.125

5.80

Options granted

        --

--

--

Options exercised

(5,000)

4.60

4.60

Options canceled

--

--

--

Outstanding at December 31, 2003

28,200

$3.25-8.125

6.01

Exercisable at December 31, 2003

28,200

$3.25-8.125

6.01

Weighted-average fair value of

options granted during year

ended December 31, 2002

         --

Weighted-average fair value of

options granted during year

ended December 31, 2003

         --

The exercise price for options outstanding at December 31, 2003 ranged from $3.25 to $8.125 per share.  All options are exercisable at December 31, 2003.  Options outstanding at December 31, 2003 have expiration dates as follows:

Year Ending

Options for

Weighted Average

December 31,

Shares

    Exercise Price

2004

18,200

$6.79

2006

10,000

$4.60

28,200

The weighted average remaining contractual life for options outstanding as of December 31, 2002 and 2003 was 2.47 years and 1.24 years respectively.

Note 13. Profit Sharing Plan

The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate.  The Company contributes a discretionary amount to the plan as determined by the Board of Directors.  The Company declared contributions of $50,000 for each of the years ended December 31, 2001, 2002 and 2003.    The contributions consisted of $50,000 cash for 2002 and 2003, and cash of $41,342 and 1,300 shares of common stock valued at $8,658 for 2001.

Note 14. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000.  The Company leases the building for $48,000 per year.  During 2003, the Company exercised the final one-year option to renew at the rate of $48,000 per year and the lease expires December 31, 2004.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2002, the Company completed a transaction with Edward John Martori (EJM).  EJM had been a creditor of the company and was a direct and indirect major shareholder of the Company.  EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction.  The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as a part of the transaction.  The balance of the purchase price was paid to the Company in cash.  The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $165,000 in rent expense for the twelve months ended December 31, 2003.

During 2003, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 385 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $422,633 for the year ended December 31, 2003 was recorded on the sales and is included in Income from land and other, net.  At December 31, 2003, deeds of trust for 346 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $827,669.

In August 2002, the Company invested $1,000,000 in cash for 8,000,000 shares or an approximately 36.4% ownership interest in GWWI.  The Company also entered into a sublease agreement with GWWI in 2002.  GWWI planned to develop the 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada.  The facility included a sports themed restaurant and bar, pro shop, and one 18-hole natural grass putting course.  Through October 2003, the Company advanced GWWI $2,880,781 under a promissory note, accruing interest at 10%.  GWWI ceased operations on October 31, 2003.  The sublease between the Company and GWWI was terminated in conjunction with the closing.  The Company’s note receivable from GWWI was secured by a Pledge Agreement of GWWI’s assets.  The Company exercised its rights under the Pledge Agreement and assumed certain GWWI assets in partial satisfaction of the note.  In addition, the Company transferred assets under certain equipment leases entered into by GWWI and assumed payments on those leases.  The difference between the carrying value of the assets transferred and the assumption of the leases reduced the balance of the note from GWWI (see Note 6).  The remaining principal and interest balance as well as the investment in GWWI was determined to be impaired and the Company recorded the impairment in 2003 and classified its operations as discontinued.  Discontinued operations in 2002 was comprised of rental income of $127,170 offset by the 36.4% share of GWWI’s operating losses of $125,587, net of tax expense of $633.  In 2003, the outstanding principal balance of the note of $2,395,423, the Company’s share of GWWI losses for the first three quarters of 2003, the impairment of the remaining investment of $946,383 and the rental income from GWWI of $286,132, are reported as discontinued operations, net of a tax benefit of $1,222,269.

Note 15. Capital Leases

Leased assets included in resort property held for Vacation Ownership Interest sales and property and equipment totaled $141,991 and $710,500 (net of accumulated amortization of $85,384 and $130,241) at December 31, 2002 and 2003, respectively.  The leases expire through 2006.  Future minimum lease payments at December 31, 2003 are as follows:

2004

$

262,788

2005

242,197

2006

100,788

Total

605,773

Less:  Amounts representing interest

(25,514)

Net minimum lease payments

$

580,259

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Concentrations of Risk

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its notes receivable.  The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

The Company offers financing to the buyers of Vacation Ownership Interests at the Company’s resorts.  These buyers make a down payment of at least 10% of the purchase price and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven-year period and are collateralized by a first mortgage on the Vacation Ownership Interest.  The Company bears the risk of defaults on these promissory notes.  The Company performs credit evaluations prior to Vacation Ownership Interest sales and the Vacation Ownership Interest deed of trust serves as collateral on the note receivable.  If a buyer of a Vacation Ownership Interest defaults, the Company generally recovers the Vacation Ownership Interest by receiving a deed back from the owner or through foreclosure.  The Company may resell the Vacation Ownership Interest; however, marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

Interest Rate Risk

Because the Company’s indebtedness bears interest at variable rates and the Company’s customer receivables bear interest at fixed rates, increases in interest rates could cause the rate on the Company’s borrowings to exceed the rate at which the Company provides financing to its customers.  The Company does not engage in interest rate hedging transactions.  Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on the Company’s results of operations, cash flows and financial position.

Availability of Funding Sources

The Company funds substantially all of the notes receivable, resort property held for Vacation Ownership Interest sales and land inventory which it originates or purchases with sales of consumer notes, borrowings through its financing facilities and internally generated funds.  Borrowings are in turn repaid with the proceeds received by the Company from sales of notes receivable or from repayments by consumers of such notes receivable.  To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company’s results of operations, cash flows and financial condition.

Geographic Concentration

The Company’s notes receivable have been primarily originated in Arizona.  The risk inherent in such concentrations is dependent upon regional and general economic stability that affects property values and the financial stability of the borrowers.  The Company’s resort property held for Vacation Ownership Interest sales is also concentrated in Arizona.  The risk inherent in such concentration is in the continued popularity of the resort destinations, which affects the marketability of the Company’s products and the collection of notes receivable.  The opening of a sales office in Las Vegas in 2002 reduces the amount of concentration of notes originated in Arizona.

Note 17. Disclosures about Fair Values of Financial Instruments

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes payable

The carrying amount reported in the balance sheet for notes payable approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Note 18. Subsequent Events

In February 2004, the Company entered into an agreement to borrow $400,000 which was used to purchase 150 timeshare intervals at the Scottsdale Camelback Resort.  The note bears interest at prime plus 1.5%, with monthly principal payments of $5,556 plus interest through January 2006.

In January 2004, the Company sold its investment in GWWI of 8.0 million shares of GWWI common stock for $12,000 to the ILX Resorts Incorporated Profit Sharing Plan.

On March 9, 2004, Genesis recorded the sale of 91 Vacation Ownership Interests to PVC.  PVC purchased the intervals at $2,415 per interval and Genesis recorded a gain of $93,238 on the transaction. (unaudited)

Note 19. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

2001

Three Months Ended

March 31

June 30

September 30

December 31

Revenues

$11,258,970

$13,157,219

$12,299,426

$11,592,906

Operating income

1,384,871

1,893,886

1,479,797

1,200,685

Net income

381,509

763,495

518,583

368,027

Net income per share – basic

.11

.23

.16

.12

Net income per share – diluted

.11

.22

.16

.12

2002

Three Months Ended

March 31

June 30

September 30

December 31

Revenues

$11,839,290

16,061,028

$15,205,083

15,488,067

Operating income

1,731,966

2,521,752

1,622,317

1,327,375

Net income before discontinued operations

747,458

1,224,101

642,065

468,794

Net income (loss) from discontinued operations

-

-

(8,162)

9,112

Net income per share-basic from continuing operations

.25

.41

.21

.16

Net income (loss) per share-basic from discontinued operations

.00

.00

.00

.00

Net income per share-diluted from continuing operations

.24

.40

.20

.16

Net income (loss) per share-diluted from discontinued operations

.00

.00

.00

.00

2003

Three Months Ended

March 31

June 30

September 30

December 31

Revenues

$14,754,034

$17,457,215

$17,564,566

$15,614,205

Operating income

1,282,826

2,305,407

1,808,027

1,427,988

Net income before discontinued operations

457,100

1,047,267

736,758

509,889

Net income (loss) from discontinued operations

27,855

(4,061)

(62,825)

(1,794,373)

Net income per share – basic from continuing operations                   .15

.36

.25

.17

Net income (loss) per share-basic from discontinued operations         .01

.00

(.02)

(.62)

Net income per share – diluted from continuing operations

.15

.35

.24

.17

Net income (loss) per share-diluted from discontinued operations      .01

.00

(.02)

(.61)

Note 20. Significant Fourth Quarter Adjustment

In the fourth quarter 2003, the Company recorded an impairment of its investment in GWWI and the note receivable from GWWI and classified its operations as discontinued (Note 14).

Exhibit		Page Numbers or
Numbers	Description	Method of Filing

1	Form of Underwriting Agreement	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).1	Articles of Incorporation of International Leisure Enterprises Incorporated (filed October 8, 1986)	Incorporated by reference to Registration Statement on Form S-1 No. 33-16122

3(i).2	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed August 31, 1987)	Incorporated by reference to 1990 10-K

3(i).3	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed October 19, 1987)	Incorporated by reference to 1994 10-K/A-3

3(i).4	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed May 3, 1990)	Incorporated by reference to 1994 10-K/A-3

3(i).5	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (Name changed by this Amendment to ILX Incorporated), (filed June 28, 1993)	Incorporated by reference to 1993 10-K

3(i).6	Certificate of Amendment to Articles of Incorporation, filed January 12, 1998	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).7	Articles of Correction, filed January 12, 1998, to correct Certificate of Amendment to Articles of Incorporation, dated January 12, 1998	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).8	Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(i).9	Certificate of Designation, Preferences, Rights, and Limitations of Series B Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(ii).10	Certificate of Designation of Series C Preferred Stock, filed April 30, 1993	Incorporated by reference to 1993 10-K

3.(ii)	Amended and Restated Bylaws of International Leisure Enterprises Incorporated, dated October 26, 1987	Incorporated by reference to 1990 10-K

4	Form of Common Stock Certificate	Incorporated by reference to Form 8-A, filed February 4, 1998

10.1	1992 Stock Option Plan	Incorporated by reference to 1992 10-K

10.2	1995 Stock Option Plan	Incorporated by reference to 1995 10-K

10.3	Agreement and Plan of Merger among ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated March 15, 1993	Incorporated by reference to 1992 10-K

10.4	First Amendment to Agreement and Plan of Merger between ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated April 22, 1993	Incorporated by reference to 1993 10-K

10.5	Lease Agreement between Edward John Martori and Red Rock Collection Incorporated, dated December 29, 1995	Incorporated by reference to 1995 10-K

10.6	Lease Agreement between Edward John Martori and ILX Resorts Incorporated dated January 1, 2000	Incorporated by reference to 1999 10-K

10.7	First Amended Certificate of Limited Partnership and Amended Agreement of Los Abrigados Partners Limited Partnership, dated September 9, 1991	Incorporated by reference to 1991 10-K

10.8	Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993	Incorporated by reference to 1994 10-K/A-3

10.9	First Amendment to Amended Agreement of Los Abrigados Partners Limited Partnership, dated February 9, 1996	Incorporated by reference to 1995 10-K

10.1	Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.11	Security Agreement between ILX Incorporated and Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.12	Amended and Restated Promissory Note ($909,078) by ILX Incorporated to Edward J. Martori, dated January 1, 1996	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

10.13

Agreement to Modify Amended and Restated Promissory Note ($909,078) by ILX Resorts Incorporated to Edward J. Martori dated January 1, 1996 and the sale by Martori Enterprises Incorporated to ILX Resorts Incorporated and/or its nominee of certain vacation ownership interests in ILX Premiere Vacation Club and VCA South Bend Incorporated

Incorporated by reference to 9/30/99 10Q

10.14	Agreement for Transfer of Limited Partnership Interest by ILX Incorporated and Alan R. Mishkin, dated August 29, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.15	Installment Promissory Note ($675,000) by ILX Incorporated to Alan R. Mishkin dated September 24, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.16	Security (Pledge) Agreement between ILX Incorporated and Alan R. Mishkin, dated September 24, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.17	Form of Employment Agreement among ILX Resorts Incorporated and each of Joseph Martori, Nancy Stone and Edward Zielinski	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

10.18

Secured Line of Credit Lending Agreement between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998

Incorporated by reference to 6/30/98 10Q

10.19

Secured Line of Credit Promissory Note between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998

Incorporated by reference to 6/30/98 10Q

10.20

Business Agreement among ILX Resorts Incorporated, Premiere Vacation Club and Premiere Development Incorporated and Treasures of the Sea of Cortez, Promotura de Inversion Turistica, Immobiliaria y Hotelera Los Algodones and Immobiliaria Cerro Pelon dated as of June 8, 1998

Incorporated by reference to 6/30/98 10Q

10.21

Amended and Restated Secured Line of Credit Lending Agreement between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated, VCA South Bend Incorporated, Premiere Development Incorporated and Litchfield Financial Corporation dated as of September 17, 1998

Incorporated by reference to 6/30/98 10Q

10.22	Agreement for Sale and Transfer of Promissory Note between ILX Resorts Incorporated and Martori Enterprises Incorporated dated as of September 29, 1998	Incorporated by reference to 6/30/98 10Q

10.23	Contract of Sale of Timeshare Receivables with Recourse between Resort Funding, Inc. and Premiere Development Incorporated dated as of March 19, 1999	Incorporated by reference to 1998 10K

10.24	Guaranty Agreement between ILX Resorts Incorporated and Resort Funding, Inc. dated as of March 19, 1999	Incorporated by reference to 1998 10K

10.25

Rider to Contract between Resort Funding, Inc. and Premiere Development Incorporated dated March 24, 1999 to supplement the Contract of Sale of Timeshare Receivables with Recourse dated as of March 19, 1999

Incorporated by reference to 1998 10K

10.26

Credit Agreement between Patrick J. McGroder, III, Nancy J. Stone, and James W. Myers, Trustees for the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust and Litchfield Financial Corporation dated as of August 12, 1999

Incorporated by reference to 9/30/99 10Q

10.27	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to SWI’s Form 10-SB on Form 10SB12G No. 000-25025, filed November 4, 1998

10.28	Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 1 to Form 10-SB on Form 1012G/A No. 000-25025, filed July 2, 1999

10.29	Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 2 to Form 10-SB on Form 10SB12G/A No. 000-25025, filed November 12, 1999

10.3	Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 3 to Form 10-SB on Form 1012G/A No. 000-25025, filed December 8, 1999

10.31	Letter agreement, dated as of October 28, 1999, among ILX Resorts Incorporated and Sedona Worldwide Incorporated	Incorporated by reference to 1999 10K

10.32	Modification Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated, dated January 1, 2001	Incorporated by reference to 2000 10K

10.33	Schedule 14C Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed January 3, 2000

10.34	Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele Foundation, Inc. dated February 23, 2000	Incorporated by reference to 1999 10K

10.35	Installment Promissory Note ($500,000) by ILX Resorts Incorporated to Martori Enterprises Incorporated dated August 1, 1999	Incorporated by reference to 1999 10K

10.36	Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000	Incorporated by reference to 9/30/2000 10Q

10.37	First Amendment in Total between the County of Clark, a political subdivision of the State of Nevada, and ILX Resorts Incorporated, dated November 15, 2000	Incorporated by reference to 9/30/2000 10K

10.38	Assignment and Assumption of Lease between ILX Resorts Incorporated and VCA Nevada Incorporated, dated January 12, 2001	Incorporated by reference to 9/30/2000 10K

10.39	First Amendment to Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001	Incorporated by reference to 9/30/2000 10K

10.40	Purchase and Sale Agreement between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000	Incorporated by reference to 9/30/2001 10Q

10.41	Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001	Incorporated by reference to 9/30/2001 10Q

10.42	First Modification Agreement dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.	Incorporated by reference to 9/30/2001 10Q

10.43	Amendment to Loan Documents between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated October 31, 2001	Incorporated by reference to 2001 10K

10.44	General Bill of Sale, Assignment and Assumption Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated dated January 2, 2002	Incorporated by reference to 2001 10K

10.45	Purchase and Sale Agreement between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.46	Sedona Station Lease between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.47	Loan Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, L.L.C. dated June 23, 2002	Incorporated by reference to 6/30/2002 10Q

10.48	Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated	Incorporated by reference to 6/30/2002 10Q

10.49	Secured Promissory Note between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

10.50	Pledge Agreement between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith