Form 10-Q
period 2004-03-31
ILX RESORTS INC
filed 2004-05-17
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004

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

Class

Outstanding at March 31, 2004

Common Stock, without par value

2,927,787 shares

See notes to condensed consolidated financial statements

2

PART I

ITEM 1.

FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	December 31, 2003	March 31, 2004

ASSETS
Cash and cash equivalents	$ 1,956,285	$ 2,063,477
Notes receivable, net	38,813,182	39,108,068
Resort property held for Vacation Ownership Interest sales	19,677,235	19,543,600
Resort property under development	576,579	428,277
Land held for sale	690,937	690,937
Deferred assets	26,430	24,655
Property and equipment, net	11,590,430	11,537,180
Other assets	10,007,520	9,886,873
TOTAL ASSETS	$ 83,338,598	$ 83,283,067

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,774,635	$ 1,442,494
Accrued and other liabilities	2,752,563	4,408,386
Income taxes payable	282,640	11,965
Notes payable	48,192,991	47,233,864
Deferred income taxes	3,082,494	3,044,596
Total liabilities	56,085,323	56,141,305
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized; 165,270 and 162,693 shares issued and outstanding; liquidation preference of $1,652,700 and $1,626,930	877,898	870,785
Common stock, no par value; 30,000,000 shares authorized; 4,430,016 and 4,464,116 shares issued, respectively	20,086,726	20,311,794
Treasury stock, at cost, 1,523,376 and 1,536,329 shares, respectively	(6,139,152)	(6,230,890)
Additional paid in capital	59,435	59,435
Retained earnings	12,368,368	12,130,638
Total shareholders’ equity	27,253,275	27,141,762
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 83,338,598	$ 83,283,067

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2003	2004
REVENUES:
Sales of Vacation Ownership Interests	$ 9,478,189	$ 7,962,211
Resort operating revenue	3,971,511	4,099,845
Interest income	1,304,334	1,062,096
Total revenues	14,754,034	13,124,152
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,272,384	997,871
Cost of resort operations	3,705,744	3,818,943
Sales and marketing	6,473,696	5,481,454
General and administrative	1,500,831	1,513,335
Provision for doubtful accounts	414,013	351,480
Depreciation and amortization	416,108	501,961
Total cost of sales and operating expenses	13,782,776	12,665,044
Timeshare and resort operating income	971,258	459,108
Income from land and other, net	311,568	125,930
Total operating income	1,282,826	585,038
Interest expense	(525,787)	(553,248)
Income before income taxes and discontinued operations	757,039	31,790
Income tax (expense) benefit	(299,939)	37,898
Income from continuing operations	457,100	69,688
Discontinued operations, net of tax expense of $18,570 and $0, respectively	27,855	--

NET INCOME	$ 484,955	$ 69,688
NET INCOME PER SHARE
Basic from continuing operations	$ 0.15	$ 0.02
Basic from discontinued operations	$ 0.01	$ --
Total Basic income per share	$ 0.16	$ 0.02
Diluted from continuing operations	$ 0.15	$ 0.02
Diluted from discontinued operations	$ 0.01	$ --
Total Diluted income per share	$ 0.16	$ 0.02
DIVIDENDS PER SHARE	$ 0.10	$ 0.105

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 484,955	$ 69,688
Adjustments to reconcile net income to net cash provided by operating activities:
Gain from discontinued operations	(27,855)	--
Gain on sale of property and equipment	--	(16,253)
Undistributed losses of equity investment in a related party	48,952	--
Income tax expense (benefit)	318,509	(37,898)
Provision for doubtful accounts	414,013	351,480
Depreciation and amortization	416,108	501,961
Amortization of guarantee fees	15,399	1,775
Amortization of loan premium	(37,236)	(38,894)
Common stock issued to employees for services	15,546	7,096
Change in assets and liabilities:
Decrease in resort property held for Vacation Ownership Interest sales	1,018,848	133,635
(Increase) decrease in resort property under development	(21,409)	148,302
Increase in other assets	(828,719)	(17,223)
Decrease in accounts payable	(465,109)	(348,895)
Increase in accrued and other liabilities	2,207,580	1,655,823
Decrease in income taxes payable	(185,658)	(270,675)
Net cash provided by operating activities	3,373,924	2,139,922
CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable, net	(1,735,068)	(646,366)
Purchases of property and equipment	(738,395)	(310,841)
Proceeds from sale of property and equipment	--	16,253
Cash received from discontinued operations	27,855	--
Net cash used in investing activities	(2,445,608)	(940,954)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,059,867	5,423,186
Principal payments on notes payable	(4,713,664)	(6,343,419)
Proceeds from exercise of stock options	23,000	16,250
Acquisition of treasury stock and other	(218,787)	(35,150)
Common stock dividend	--	(152,643)
Net cash used in financing activities	(849,584)	(1,091,776)
INCREASE IN CASH AND CASH EQUIVALENTS	78,732	107,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,399,175	1,956,285
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,477,907	$ 2,063,477

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

Condensed Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  The following summarizes interest paid, income taxes paid and capitalized interest.

Three Months Ended March 31,
	2003	2004
Interest paid, net of capitalized interest	$ 527,697	$ 553,248
Income taxes paid	$ 191,597	$ 270,675
Interest capitalized	$ 48,119	$ 50,664

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

	Three Months Ended March 31,
	2003	2004
Net Income to common shareholders	$ 484,955	$ 69,688
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$ –	$ (8,391)

Proforma net income	$ 484,955	$ 61,297

Basic and Diluted Income per share
As reported – basic	$ 0.16	$ 0.02
As reported – diluted	0.16	0.02
Proforma – basic	0.16	0.02
Proforma – diluted	0.16	0.02

In February 2004, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $7.57 per share to an outside director.  The Company recorded no expense upon issuance due to the exercise price being at, or below, market value.

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

Note 2. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

Basic Net Income Per Share

Three Months Ended March 31

2003

2004

Net income from continuing operations	$ 457,100	$ 69,688
Less: Series A preferred stock dividends	(11,830)	(11,697)
Net income available to common stockholders – basic	$ 445,270	$ 57,991
Weighted average shares of common stock outstanding – basic	2,935,442	2,924,256
Basic net income per share from continuing operations	$ 0.15	$ 0.02
Net income from discontinued operations	$ 27,855	$ --
Weighted average shares of common stock outstanding – basic	2,935,442	2,924,256
Basic net income per share from discontinued operations	$ 0.01	$ --

Diluted Net Income Per Share

Three Months Ended March 31

2003

2004

Net income from continuing operations	$ 457,100	$ 69,688
Less: Series A preferred stock dividends	(11,830)	(11,697)
Net income available to common stockholders – diluted	$ 445,270	$ 57,991
Weighted average shares of common stock outstanding	2,935,442	2,924,256
Add: Convertible preferred stock (Series C) dilutive effect	39,083	34,921
Stock options dilutive effect	8,088	6,501
Weighted average shares of common stock outstanding – dilutive	2,982,613	2,965,678
Diluted net income per share from continuing operations	$ 0.15	$ 0.02
Net income from discontinued operations	$ 27,855	$ --
Weighted average shares of common stock outstanding – dilutive	2,982,613	2,965,678
Diluted net income per share from discontinued operations	$ 0.01	$ --

Note 3. Shareholders’ Equity

During the three months ended March 31, 2004, the Company issued 887 shares of common stock, valued at $7,096 to a professional service provider in exchange for services provided.  For the three months ended March 31, 2004, the Company recorded the exchange of 2,577 Series C Convertible shares for 859 common shares.  Also during the three months ended March 31, 2004, the Company purchased 5,000 shares of its common stock for $35,150.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth business day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the December 31, 2003 dividend paid in January 2004, shareholders elected to receive 32,354 shares of common stock valued at $230,184 under the DRIP and cash dividends of $152,643.  Of the 32,354 common shares, 5,000 were purchased in privately negotiated transactions and 27,354 were newly issued common shares.  The 32,354 common shares include 12,953 common shares, valued at $92,164, issued on shares held as collateral.  At March 31, 2004, $307,418 was accrued for the first quarter 2004 dividend which was paid April 12, 2004.

In January 2004, 5,000 options to purchase 5,000 shares of common stock priced at $3.25 per share were exercised.

Note 4. Related Party Transactions

During the first quarter of 2004, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 91 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $93,238 was recorded on the sale.  At March 31, 2004 deeds of trust for 409 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $973,366.

Note 5. Notes Payable

In February 2004, the Company borrowed $400,000 to purchase 150 timeshare intervals at the Scottsdale Camelback Resort. The note bears interest at prime plus 1.5%, with monthly principal payments of $5,556 plus interest through January 2006.

In March 2004, the Company borrowed an additional $1 million on the construction note payable on VCA-Tucson and the note was amended to provide for the increased borrowing and the extension of the maturity date to September 2005.

Note 6. Subsequent Events

In April 2004, a revolving line of credit with a bank to provide working capital was amended to increase the credit limit to $1.1 million and extend the maturity date to April 2005.

In April 2004, Genesis recorded the sale of 42 Vacation Ownership Interests to Premiere Vacation Club.  A gain of $36,705 was recorded on the sale.

In April 2004, the Company amended an existing construction loan to secure an additional $1.0 million in construction financing for current projects and to pay off an existing note.

In April 2004, the Company’s financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral was amended to provide for an extension of the borrowing period to June 15, 2005 and the maturity date to June 15, 2010.

Note 7. Commitments and Contingencies

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received an  amended complaint in May 2004.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners’ purchase money and maintenance fee payments.  Plaintiffs seek to have their claims certified for class action treatment.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company has conferred and corresponded with plaintiffs’ counsel in an effort to convince them that the factual assertions of the complaint are wrong and that there is no merit to the action.  To date, the Company has been given an open extension to respond to the complaint.  On the date that the Company’s response to the complaint is due, defendants will answer and file certain motions.  Discovery and motion practice have not begun.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” "expects," "may," "should" and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial uncertainty.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of six resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,715 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,147 of which have been annexed into Premiere Vacation Club and 150 Vacation Ownership Interests in a resort in Phoenix, Arizona all of which it intends to annex into Premiere Vacation Club.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended March 31,
	2003	2004
As a percentage of total revenues:
Sales of Vacation Ownership Interests	64.2%	60.7%
Resort operating revenue	26.9%	31.2%
Interest income	8.9%	8.1%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.4%	12.5%
Sales and marketing	68.3%	68.8%
Provision for doubtful accounts	4.4%	4.4%
Contribution margin percentage from sale of Vacation Ownership Interests (1)	13.9%	14.2%
As a percentage of resort operating revenue:
Cost of resort operations	93.3%	93.1%
As a percentage of total revenues:
General and administrative	10.2%	11.5%
Depreciation and amortization	2.8%	3.8%
Operating income	8.7%	4.5%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	506	422
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (2)	$ 14,907	$14,696
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (2)	$ 18,043	$18,352

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 772 and 621 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2003 and 2004, respectively.

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2004

Sales of Vacation Ownership Interests decreased 16.0% or $1,515,978 to $7,962,211 for the three months ended March 31, 2004, from $9,478,189 for the same period in 2003.  The decrease reflects primarily decreased sales from the Las Vegas sales office.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 1.4% or $211 in 2004 to $14,696 for the three months ended March 31, 2004 from $14,907 for the same period in 2003.  The decrease in the average sales price is primarily due to a change in the product mix sold by the Las Vegas sales office.  In 2003, there was a higher percentage of one and two bedroom units sold as compared to 2004 where a higher percentage of the sales were studio units.  The number of Vacation Ownership Interests sold decreased 16.6% from 506 in the three months ended March 31, 2003 to 422 for the same period in 2004 due to the reduced scale of the Las Vegas sales office, as described above.  The three months ended March 31, 2004 included 398 biennial Vacation Ownership Interests (counted as 199 annual Vacation Ownership Interests) compared to 533 biennial Vacation Ownership Interests (counted as 266.5 annual Vacation Ownership Interests) in the same period in 2003.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 2.7% to $1,542,651 for the three months ended March 31, 2004 from $1,584,962 for the same period in 2003, reflecting a reduction in marketing efforts to existing owners at the VCA–South Bend and VCA–Tucson sales offices.  Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 1.7% or $309 to $18,352 for the three months ended March 31, 2004 from $18,043 in 2003 even though total Upgrade revenue decreased, due to the reduction in sales in 2004.

Resort operating revenue increased 3.2% or $128,334 to $4,099,845 for the three months ended March 31, 2004, reflecting increased revenue from vacation interval owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 93.3% in 2003 to 93.1% in 2004.

Interest income decreased 18.6% to $1,062,096 for the three months ended March 31, 2004 from $1,304,334 for the same period in 2003 reflecting greater prepayments of Customer Notes in 2004 and fluctuations in the mix of hypothecated and sold paper between periods.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 13.4% for the three months ended March 31, 2003 to 12.5% for the three months ended March 31, 2004, reflecting the impact of an increase in minimum sales prices for certain types of Vacation Ownership Interests in Premiere Vacation Club.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 68.8% for the three months ended March 31, 2004 from 68.3% for the same period in 2003, reflecting primarily higher marketing costs per tour in the Sedona and Las Vegas sales offices.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests for both the three month periods ended March 31, 2003 and 2004.

General and administrative expenses were comparable between years but increased as a percentage of total revenue due to the decrease in revenue between years.

Income from land and other, net for the three months ended March 31, 2004 and 2003 includes gains of $93,238 and $274,825, respectively on bulk sales of Vacation Ownership Interests owned by the Company’s subsidiary Genesis.

The 5.2% increase in interest expense to $553,248 for the three months ended March 31, 2004 from $525,787 for the same period in 2003 reflects the combined net effect of a greater average balance in 2004 and lower interest rates on the Company’s variable rate notes.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  During the three months ended March 31, 2003 and 2004, cash provided by operations was $3,373,924 and $2,139,922, respectively.  The decrease in cash provided by operations reflects a decrease in net income and related income taxes, a smaller decrease in resort property held for Vacation Ownership Interest sales due to lower sales and greater additions in 2004, a decrease in accrued and other liabilities reflecting timing differences between years and a decrease in other assets due to the write down of the investment in Greens Worldwide Incorporated in the fourth quarter of 2003.

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

At December 31, 2003, the Company, excluding its Genesis subsidiary, had NOL carryforwards of approximately $800,000, which expire in 2018 through 2020.  At December 31, 2003, Genesis had federal NOL carryforwards of approximately $1.3 million, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company’s Vacation Ownership Interest sales.  Net cash used in investing activities in the three months ended March 31, 2003 and 2004 was $2,445,608 and $940,954, respectively.  The decrease includes a reduction in notes receivable as a result of decreased sales generated by the Las Vegas sales office in the first quarter of 2004.  Customer notes generated from this office are retained and hypothecated against, not sold.  In addition, there were fewer purchases of property and equipment in 2004, reflecting a reduction in the construction activity in Las Vegas in 2004.

Net cash used in financing activities in the three months ended March 31, 2003 and 2004 was $849,584 and $1,091,776, respectively.  The increase reflects greater repayments on notes payable and the payment of the fourth quarter 2003 dividend in January 2004, offset by a decrease in treasury stock purchases in 2004.

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

Credit Facilities and Capital

At March 31, 2004, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At March 31, 2004, $16.0 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in April 2004 and, under the amended agreement, the borrowing period expires in 2005 and the maturity is in 2010.  At March 31, 2004, approximately $10.7 million was available under this commitment.

At March 31, 2003 and 2004, the Company had approximately $13.3 million and $14.2 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In March 2004 the Company borrowed an additional $1 million on the construction note payable on VCA-Tucson and the note was amended to provide for the increased borrowing and the extension of the maturity date to September 2005.

In the first three months of 2004, the Company purchased 5,000 treasury shares for a cost of $35,150.

In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent.  While the Company believes it maintains excellent relationships with its lenders and will seek renewal or replacement of existing lines upon their maturity, there is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the

Company will be able to maintain its current level of debt.  The Company may negotiate with additional lenders to supplement its existing credit facilities.

The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company’s liquidity, operating and capital requirements for at least the next twelve months.

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of March 31, 2004.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash Obligations	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$46,718,000	$9,505,000	$13,456,000	$14,454,000	$9,303,000
Capital Lease Obligations	516,000	240,000	276,000	--	--
Operating Leases	18,000,000	1,729,000	2,651,000	2,171,000	11,449,000
Total	$65,234,000	$11,474,000	$16,383,000	$16,625,000	$20,752,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2004.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

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

Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received an amended complaint in May 2004.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs also seek declaratory relief and imposition of a constructive trust over timeshare owners’ purchase money and maintenance fee payments.  Plaintiffs seek to have their claims certified for class action treatment.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company has conferred and corresponded with plaintiffs’ counsel in an effort to convince them that the factual assertions of the complaint are wrong and that there is no merit to the action.  To date, the Company has been given an open extension to respond to the complaint.  On the date that the Company’s response to the complaint is due, defendants will answer and file certain motions.  Discovery and motion practice have not begun.

 Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(i)

Exhibits

Exhibit No.

Description

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(ii)

Reports on Form 8-K

Registrant’s Form 8-K dated February 9, 2004 and filed with the Securities and Exchange Commission on February 9, 2004 related to a press release regarding the Company’s financial results for the fourth quarter ended December 31, 2003.

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused its quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ILX RESORTS INCORPORATED

(Registrant)

/s/ Joseph P. Martori

Joseph P. Martori

Chief Executive Officer

/s/ Nancy J. Stone

Nancy J. Stone

President

/s/ Margaret M. Eardley

Margaret M. Eardley

Executive Vice President & Chief Financial Officer

/s/ Taryn L. Chmielewski

Taryn L. Chmielewski

Vice President

Corporate Controller

Date:  As of May 14, 2004

17