Form 10-Q
period 2004-06-30
ILX RESORTS INC
filed 2004-08-16
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2004

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

Class

Outstanding at June 30, 2004

Common Stock, without par value

2,949,388 shares

See notes to condensed consolidated financial statements

#

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	June 30, 2004

ASSETS
Cash and cash equivalents	$ 1,956,285	$ 2,050,931
Notes receivable, net	38,813,182	40,130,290
Resort property held for Vacation Ownership Interest sales	19,677,235	19,286,970
Resort property under development	576,579	466,991
Land held for sale	690,937	692,626
Deferred assets	26,430	24,655
Property and equipment, net	11,590,430	10,833,915
Other assets	10,007,520	10,159,473
TOTAL ASSETS	$ 83,338,598	$ 83,645,851

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,774,635	$ 1,590,928
Accrued and other liabilities	2,752,563	3,285,835
Income taxes payable	282,640	--
Notes payable	48,192,991	46,894,963
Deferred income taxes	3,082,494	3,719,623
Total liabilities	56,085,323	55,491,349
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized; 165,270 and 157,695 shares issued and outstanding; liquidation preference of $1,652,700 and $1,576,950	877,898	856,991
Common stock, no par value; 30,000,000 shares authorized; 4,430,016 and 4,495,700 shares issued	20,086,726	20,609,105
Treasury stock, at cost, 1,523,376 and 1,546,312 shares, respectively	(6,139,152)	(6,329,022)
Additional paid in capital	59,435	59,435
Retained earnings	12,368,368	12,957,993
Total shareholders’ equity	27,253,275	28,154,502
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 83,338,598	$ 83,645,851

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

REVENUES:
Sales of Vacation Ownership Interests	$ 11,087,310	$ 10,709,464	$ 20,565,499	$ 18,671,675
Resort operating revenue	4,848,631	4,940,690	8,820,142	9,040,535
Interest income	1,521,274	1,203,225	2,825,608	2,265,321
Total revenues	17,457,215	16,853,379	32,211,249	29,977,531
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,485,785	1,393,588	2,758,169	2,391,459
Cost of resort operations	4,183,647	4,182,439	7,889,391	8,001,382
Sales and marketing	7,344,946	6,218,421	13,818,643	11,699,875
General and administrative	1,306,732	1,671,506	2,807,562	3,184,841
Provision for doubtful accounts	487,684	473,994	901,697	825,474
Depreciation and amortization	417,088	492,817	833,196	994,778
Total cost of sales and operating expenses	15,225,882	14,432,765	29,008,658	27,097,809
Timeshare and resort operating income	2,231,333	2,420,614	3,202,591	2,879,722
Income from land and other, net	74,074	67,636	385,642	193,566
Total operating income	2,305,407	2,488,250	3,588,233	3,073,288
Interest expense	(559,963)	(544,360)	(1,085,750)	(1,097,608)
Income before income taxes and discontinued operations	1,745,444	1,943,890	2,502,483	1,975,680
Income tax expense	(698,177)	(760,061)	(998,116)	(722,163)
Income from continuing operations	1,047,267	1,183,829	1,504,367	1,253,517
Discontinued operations, net of tax expense of $18,570 and $15,862 for the three and six months ended June 30, 2003	(4,061)	--	23,794	--
NET INCOME	$ 1,043,206	$ 1,183,829	$ 1,528,161	$ 1,253,517
NET INCOME PER SHARE
Basic from continuing operations	$ 0.35	$ 0.40	$ 0.51	$ 0.42
Basic from discontinued operations	$ --	$ --	$ --	$ --
Total basic income per share	$ 0.35	$ 0.40	$ 0.51	$ 0.42
Diluted from continuing operations	$ 0.35	$ 0.39	$ 0.50	$ 0.41
Diluted from discontinued operations	$ --	$ --	$ 0.01	$ --
Total diluted income per share	$ 0.35	$ 0.39	$ 0.51	$ 0.41
DIVIDENDS PER SHARE	$ 0.10	$ 0.105	$ 0.20	$ 0.21

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30
	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,528,161	$1,253,517
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	--	27,917
Gain on extinguishment of debt	(82,294)	--
Undistributed losses of equity investment in a related party	151,099	--
Income tax expense	1,013,978	722,163
Provision for doubtful accounts	901,697	825,474
Depreciation and amortization	833,196	994,778
Amortization of guarantee fees	30,451	1,775
Amortization of loan premium	(74,879)	(78,214)
Common stock issued for services provided	18,733	49,202
Change in assets and liabilities:
Decrease in resort property held for Vacation Ownership Interest sales	2,222,369	1,228,858
(Increase) decrease in resort property under development	(41,973)	109,588
Increase in land held for sale	(1,819)	(1,689)
Increase in other assets	(1,520,588)	(424,093)
Increase (decrease) in accounts payable	566	(202,729)
Increase in accrued and other liabilities	1,548,979	533,272
Decrease in income taxes payable	(198,157)	(367,674)
Net cash provided by operating activities	6,329,519	4,672,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable, net	(4,002,966)	(2,142,582)
Increase in note receivable from related party	(1,656,308)	--
Proceeds from sale of property and equipment	--	16,253
Purchases of plant and equipment	(1,345,978)	(848,886)
Net cash used in investing activities	(7,005,252)	(2,975,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,871,334	10,168,737
Principal payments on notes payable	(10,278,234)	(11,388,551)
Preferred stock dividends	(47,321)	(46,788)
Common stock dividends including offering costs	(226,169)	(316,782)
Proceeds from exercise of stock options	23,000	16,250
Acquisition of treasury stock	(652,553)	(35,150)
Net cash provided by (used in) financing activities	690,057	(1,602,284)
INCREASE IN CASH AND CASH EQUIVALENTS	14,324	94,646
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,399,175	1,956,285
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,413,499	$ 2,050,931
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Transfer of property and equipment to resort property held for Vacation Ownership Interests sales	$ -	$ 838,593

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned and majority-owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

             Three Months Ended June 30,

                Six Months ended June 30,

   2003

              2004

    2003

    2004

Interest paid

$560,545

$544,360

$1,088,241

$1,097,608

Income taxes paid

  302,834

    96,999

     495,431

     367,674

Interest capitalized

    50,112

    49,681

       98,231

     100,345

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net Income to common shareholders	$ 1,043,206	$ 1,183,829	$ 1,528,161	$ 1,253,517
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	(1,798)	-	(10,189)
Proforma net income	1,043,206	1,182,031	1,528,161	1,243,328

Basic and Diluted Income per share
As reported-basic	$ 0.35	$ 0.40	$ 0.51	$ 0.42
As reported-diluted	$ 0.35	$ 0.39	$ 0.51	$ 0.41
Proforma-basic	$ 0.35	$ 0.40	$ 0.51	$ 0.42
Proforma-diluted	$ 0.35	$ 0.40	$ 0.51	$ 0.42

In February 2004, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $7.57 per share to an outside director.  The Company recorded no expense upon issuance due to the exercise price being at, or above, market value.

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

Note 2. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

Basic Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income from continuing operations	$ 1,047,267	$ 1,183,829	$ 1,504,367	$ 1,253,517
Less: Series A preferred stock dividends	(11,830)	(11,697)	(23,660)	(23,394)
Net income from continuing operations available to common stockholders - basic	$ 1,035,437	$ 1,172,132	$ 1,480,707	$ 1,230,123
Weighted average shares of common stock outstanding - basic	2,910,676	2,946,580	2,922,990	2,935,406
Basic net income per share from continuing operations	$ 0.35	$ 0.40	$ 0.51	$ 0.42
Net income (loss) from discontinued operations	$ (4,061)	$ -	$ 23,794	$ -
Weighted average shares of common stock outstanding - basic	2,910,676	2,946,580	2,922,990	2,935,406
Basic net income (loss) per share from discontinued operations	$ -	$ -	$ -	$ -

Diluted Net Income Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income from continuing operations	$ 1,047,267	$ 1,183,829	$ 1,504,367	$ 1,253,517
Less: Series A preferred stock dividends	(11,830)	(11,697)	(23,660)	(23,394)
Net income from continuing operations available to common stockholders – diluted	$ 1,035,437	$ 1,172,132	$ 1,480,707	$ 1,230,123
Weighted average shares of common stock outstanding	2,910,676	2,946,580	2,922,990	2,935,406
Add: Convertible preferred stock (Series C) dilutive effect	38,656	33,871	38,868	34,396
Stock options dilutive effect	7,205	7,269	7,532	6,843
Weighted average shares of common stock outstanding – dilutive	2,956,537	2,987,720	2,969,390	2,976,645
Dilutive net income per share from continuing operations	$ 0.35	$ 0.39	$ 0.50	$ 0.41
Net income (loss) from discontinued operations	$ (4,061)	$ -	$ 23,794	$ -
Weighted average shares of common stock outstanding – dilutive	2,952,476	2,987,720	2,993,184	2,976,645
Dilutive net income (loss) per share from discontinued operations	$ -	$ -	$ -	$ -

Stock options to purchase 13,200 shares of common stock at a price of $8.125 per share were outstanding for the six months ended June 30, 2003, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares.  These options expire in 2004.

Note 3. Shareholders’ Equity

During the six months ended June 30, 2004, the Company issued 3,125 shares of restricted common stock, valued at $24,250 and 3,119 shares of common stock, valued at $24,952, to employees and a professional service provider in exchange for services provided.  The shares of common stock issued are exempt from registration under Section 4(2) of the Securities Act of 1933.  For the six months ended June 30, 2004, the Company recorded the exchange of 7,575 Series C Convertible shares for 2,525 common shares.  Also during the six months ended June 30, 2004, the Company purchased 5,000 shares of its common stock for $35,150.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth business day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the six months ended June 30, 2004, shareholders elected to receive 56,915 shares of common stock valued at $471,595 under the DRIP and cash dividends of $316,782.  Of the 56,915 common shares, 5,000 were purchased in privately negotiated transactions and 51,915 were newly issued common shares.  The 56,915 common shares include 22,936 common shares, valued at $190,295, issued on shares held as collateral.  At June 30, 2004, $309,686 was accrued for the second quarter 2004 dividend which was paid July 12, 2004.

In January 2004, options to purchase 5,000 shares of common stock priced at $3.25 per share were exercised.

Note 4. Related Party Transactions

During the six months ended June 30, 2004, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 133 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $129,943 was recorded on the sales.  At June 30, 2004 deeds of trust for 443 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,064,653.

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

In April 2004, a $600,000 revolving line of credit with a bank to provide working capital was amended to increase the credit limit to $1.1 million and extend the maturity date to April 2005.

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

Note 6. Subsequent Events

On June 29, 2004, the Company entered into a Business Agreement under which it acquired 19 units (988 Vacation Ownership Interests) and approximately 4 acres of land on which it intends to develop a minimum of 2,080 additional Vacation Ownership Interests at the Rancho Manana Resort in Cave Creek, Arizona.  In conjunction with the purchase, in July 2004, the Company borrowed $1.8 million, secured by the 19 units.  The note bears interest at prime plus 2.25%, paid monthly, with monthly principal payments at $550 per annual PVC sale and $275 per biennial PVC sale.  The initial 988 Vacation Ownership Interests have been annexed into Premiere Vacation Club and the Company intends to open a sales office at Rancho Manana by the fourth quarter of 2004.  The purchase price shall be determined based on future sales and profitability in accordance with the terms set forth in the Business Agreement, with a minimum of $5 million purchase price guaranteed.

In August 2004, the Company amended an existing construction loan to secure an additional $4.0 million in construction financing for development of units on its land in Pinetop, Arizona and to payoff the existing first mortgage on the property.

Note 7. Commitments and Contingencies

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs seek to have their claims certified for class action treatment.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  Discovery and motion practice have just commenced.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial uncertainty.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort for which the Company holds development rights (the Roundhouse Resort) (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,756 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,679 of which have been annexed into Premiere Vacation Club and 150 Vacation Ownership Interests in a resort in Phoenix, Arizona all of which have been annexed into Premiere Vacation Club. The Company also holds a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.

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

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned and majority-owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(continued)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004

As a percentage of total revenues:
Sales of Vacation Ownership Interests	63.5%	63.5%	63.8%	62.3%
Resort operating revenue	27.8%	29.3%	27.4%	30.2%
Interest income	8.7%	7.2%	8.8%	7.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.4%	13.0%	13.4%	12.8%
Sales and marketing	66.2%	58.1%	67.2%	62.7%
Provision for doubtful accounts	4.4%	4.4%	4.4%	4.4%
Contribution margin percentage from sale of Vacation Ownership Interests (1)	16.0%	24.5%	15.0%	20.1%
As a percentage of resort operating revenue:
Cost of resort operations	86.3%	84.7%	89.4%	88.5%
As a percentage of total revenues:
General and administrative	7.5%	9.9%	8.7%	10.6%
Depreciation and amortization	2.4%	2.9%	2.6%	3.3%
Operating income	13.2%	14.8%	11.1%	10.3%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	594	585	1,099	1,007
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (2)	$14,649	$14,829	$14,768	$14,773
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (2)	$18,013	$17,802	$18,026	$18,032

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 888 and 868 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2003 and 2004, respectively, and 1,660 and 1,489 biennial and annual vacation ownership interests for the six months ended June 30, 2003 and June 30, 2004, respectively.

Comparison of the Three and Six Months Ended June 30, 2003 to the Three and Six Months Ended June 30, 2004

Sales of Vacation Ownership Interests decreased 3.4% or $377,846 to $10,709,464 for the three months ended June 30, 2004, from $11,087,310 for the same period in 2003 and decreased 9.2% or $1,893,824 to $18,671,675 for the six months ended June 30, 2004 from $20,565,499 for the same period in 2003.  The decreases reflect primarily decreased sales from the Las Vegas sales office.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 1.2% or $180 in 2004 to $14,829 for the three months ended June 30, 2004 from $14,649 for the same period in 2003 and was comparable at $14,773 for the six months ended June 30, 2004 and $14,768 for the same period in 2003.  The number of Vacation Ownership Interests sold decreased 1.5% from 594 in the three months ended June 30, 2003 to 585 for the same period in 2004 and decreased 8.4% from 1,099 in the six months ended June 30, 2003 to 1,007 for the same period in 2004 due to the reduced scale of the Las Vegas sales office described above.  The three and six months ended June 30, 2004 included 566 and 964 biennial Vacation Ownership Interests (counted as 283 and 482 annual Vacation Ownership Interests) compared to 589 and 1,122 biennial Vacation Ownership Interests (counted as 294.5 and 561 annual Vacation Ownership Interests) in the same periods in 2003, respectively.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 12.9% to $1,739,004 for the three months ended June 30, 2004 from $1,996,389 for the same period in 2003 and decreased 8.4% to $3,281,655 for the six months ended June 30, 2004 from $3,581,351 for the same period in 2003 reflecting a reduction in marketing efforts to existing owners at the VCA-South Bend and VCA-Tucson sales offices.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased 1.2% or $211 to $17,802 for the three months ended June 30, 2004 from $18,013 in 2003, reflecting the decrease in upgrade revenue, and was comparable at $18,032 for the six months ended June 30, 2004 and $18,026 for the same period in 2003.

Resort operating revenue increased 1.9% and 2.5% or $92,059 and $220,393 to $4,940,690 and $9,040,535 for the three and six months ended June 30, 2004, respectively, reflecting higher occupancy and increased revenue from vacation interval owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 86.3% to 84.7% for the second quarter ended June 30, 2004 and decreased from 89.4% to 88.5% for the six months ended June 30, 2004.  The decrease in cost as a percentage of revenue for both the three and six months ended June 30, 2004 reflects the efficiencies achieved as a result of higher occupancy combined with improved restaurant operations at Joey Las Vegas and Kohl’s Ranch.

Interest income decreased 20.9% to $1,203,225 for the three months ended June 30, 2004 from $1,521,274 for the same period in 2003 and decreased 19.8% to $2,265,321 for the six months ended June 30, 2004 from $2,825,608 for the same period in 2003, reflecting greater prepayments of Customer Notes between years and fluctuations in the mix of hypothecated and sold paper between periods.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 13.4% for the three and six months ended June 30, 2003 to 13.0% and 12.8%, respectively for the three and six months ended June 30, 2004, reflecting the impact of an increase in minimum sales prices for certain types of Vacation Ownership Interests in Premiere Vacation Club.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 58.1% for the three months ended June 30, 2004 from 66.2% for the same period in 2003 and to 62.7% for the six months ended June 30, 2004 from 67.2% for the same period in 2003, reflecting improved efficiencies through the reduction in scale of the Las Vegas sales office.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and six month periods ended June 30, 2003 and 2004.

General and administrative expenses increased to 9.9% and 10.6% of total timeshare revenue for the second quarter and six months ended June 30, 2004, from 7.5% and 8.7% for the same periods in 2003.  The increases for the three and six month periods reflect greater salaries and related payroll taxes capitalized to development projects in 2004.

Income from land and other, net for the six months ended June 30, 2004 includes a gain of $129,943 on bulk sales of Vacation Ownership Interests owned by the Company’s subsidiary Genesis.

Interest expense decreased 2.8% to $544,360 for the three months ended June 30, 2004 from $559,963 for the same period in 2003 and increased 1.1% to $1,097,608 for the six months ended June 30, 2004 from $1,085,750 for the same period in 2003, reflecting the combined net effect of a lower average balance in 2004 and lower interest rates on the Company’s variable rate notes.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  During the six months ended June 30, 2003 and 2004, cash provided by operations was $6,329,519 and $4,672,145, respectively.  The decrease in cash provided by operations reflects a decrease in net income and related income taxes, a smaller net decrease in resort property held for Vacation Ownership Interest sales and resort property under development due to reduced sales and greater additions in 2004, a decrease in accrued and other liabilities reflecting timing differences between years, and a reduction in other assets related to the former investment in Greens Worldwide Incorporated (“GWWI”).

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company’s Vacation Ownership Interest sales.  Net cash used in investing activities during the six months ended June 30, 2003 and 2004 was $7,005,252 and $2,975,215, respectively.  The decrease includes a reduction in Customer Notes receivable as a result of decreased sales generated by the Las Vegas sales office in 2004, as well as advances in 2003 but not 2004 to GWWI.  The greater purchases of plant and equipment in 2003 reflect a reduction in the construction activity in Las Vegas in 2004.

Net cash provided by financing activities for the six months ended June 30, 2003 was $690,057 and net cash used in financing activities for the six months ended June 30, 2004 was $1,602,284.  The increased cash used in financing activities reflects lower borrowings and greater repayments in 2004 net of a decrease in treasury stock purchases.

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

Credit Facilities and Capital

At June 30, 2004, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At June 30, 2004, $12.9 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in April 2004 and, under the amended agreement, the borrowing period was extended to June 2005 and the maturity date to June 2010.  At June 30, 2004, approximately $10.6 million was available under this commitment.

At June 30, 2003 and 2004, the Company had approximately $13.3 million and $14.4 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

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

In April 2004, a $600,000 revolving line of credit with a bank to provide working capital was amended to increase the credit limit to $1.1 million and extend the maturity date to April 2005.

In April 2004, the Company amended an existing construction loan to secure an additional $1.0 million in construction financing for current projects and to pay off an existing note.

In the first six months of 2004, the Company purchased 5,000 treasury shares for a cost of $35,150.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of June 30, 2004.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date:

	PAYMENTS DUE BY PERIOD
Contractual Cash Obligations	Total	< 1 Year	1 - 3 Years	4 - 5 Years	> 5 Years
Long-term Debt	$ 46,442,000	$ 10,082,000	$ 16,507,000	$ 11,481,000	$ 8,372,000
Capital Lease Obligations	453,000	235,000	218,000	-	-
Operating Leases	18,265,000	1,784,000	2,711,000	2,292,000	11,478,000
Total	$ 65,160,000	$ 12,101,000	$ 19,436,000	$ 13,773,000	$ 19,850,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2004.  However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

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

Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.    Plaintiffs seek to have their claims certified for class action treatment.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  Discovery and motion practice have just commenced.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On Thursday, June 17, 2004, the Company held it Annual Meeting of Shareholders.  At this meeting, the Shareholders were asked to vote on the following proposal:

To elect nine (9) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

The voting results were as follows:

Nominees recommended in the Proxy Statement:

Votes For

Votes Against

Votes Withheld

Steven R. Chanen

2,287,323

0

      151,408

Wayne M. Greenholtz

2,434,224

0

          4,508

Joseph P. Martori

2,299,427

0

      139,305

Joseph P. Martori, II

2,299,443

0

      139,289

Patrick J. McGroder III

2,388,734

0

        49,998

James W. Myers

2,432,124

0

          6,608

Nancy J. Stone

2,301,207

0

      137,525

Steven A. White

2,433,305

0

          5,427

Edward S. Zielinski

2,301,245

0

      137,487

As a result of the vote, the following nine directors will serve until the next annual meeting or until his or her successor is elected and qualified:

Steven R. Chanen, Wayne M. Greenholtz, Joseph P. Martori, Joseph P. Martori, II, Patrick J. McGroder III, James W. Myers, Nancy J. Stone, Steven A. White and Edward S. Zielinski.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(i)

Exhibits

Exhibit No.

Description

31

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(ii)

Reports on Form 8-K

Registrant’s Form 8-K dated May 11, 2004 and filed with the Securities and Exchange Commission on May 11, 2004 related to a press release regarding the Company’s financial results for the first quarter ended March 31, 2004.

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

Date:  As of August 11, 2004