Form 10-Q
period 2004-09-30
ILX RESORTS INC
filed 2004-11-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004   Commission File Number 001-13855

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

Class

Outstanding at September 30, 2004

Common Stock, without par value

3,006,134 shares

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2004

ASSETS
Cash and cash equivalents	$ 1,956,285	$ 2,149,059
Notes receivable, net	38,813,182	40,966,598
Resort property held for Vacation Ownership Interest sales	19,677,235	19,779,065
Resort property under development	576,579	772,487
Land held for sale	690,937	692,626
Deferred assets	26,430	24,655
Property and equipment, net	11,590,430	11,157,080
Other assets	10,007,520	10,540,120
TOTAL ASSETS	$ 83,338,598	$ 86,081,690

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,774,635	$ 1,430,569
Accrued and other liabilities	2,752,563	3,835,036
Income taxes payable	282,640	--
Notes payable	48,192,991	47,485,694
Deferred income taxes	3,082,494	4,252,540
Total liabilities	56,085,323	57,003,839
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized; 165,270 and 146,541 shares issued and outstanding; liquidation preference of $1,652,700 and $1,465,410	877,898	826,206
Common stock, no par value; 30,000,000 shares authorized; 4,430,016 and 4,564,139 shares issued	20,086,726	21,189,389
Treasury stock, at cost, 1,523,376 and 1,558,005 shares, respectively	(6,139,152)	(6,437,177)
Additional paid in capital	59,435	59,435
Retained earnings	12,368,368	13,439,998
Total shareholders’ equity	27,253,275	29,077,851
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 83,338,598	$ 86,081,690

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

REVENUES:
Sales of Vacation Ownership Interests	$ 11,200,739	$ 9,554,241	$ 31,766,238	$ 28,225,916
Resort operating revenue	4,800,706	4,718,167	13,620,848	13,758,702
Interest income	1,563,121	975,526	4,388,730	3,240,847
Total revenues	17,564,566	15,247,934	49,775,816	45,225,465
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,481,581	1,265,414	4,239,750	3,656,873
Cost of resort operations	4,548,460	4,065,247	12,437,851	12,066,629
Sales and marketing	7,379,344	5,741,293	21,197,987	17,441,168
General and administrative	1,687,403	1,465,086	4,494,966	4,649,927
Provision for doubtful accounts	496,471	421,068	1,398,168	1,246,542
Depreciation and amortization	441,114	482,462	1,274,310	1,477,240
Total cost of sales and operating expenses	16,034,373	13,440,570	45,043,032	40,538,379
Timeshare and resort operating income	1,530,193	1,807,364	4,732,784	4,687,086
Income from land and other, net	277,834	141,756	663,476	335,322
Total operating income	1,808,027	1,949,120	5,396,260	5,022,408
Interest expense	(579,943)	(586,081)	(1,665,693)	(1,683,689)
Income before income taxes and discontinued operations	1,228,084	1,363,039	3,730,567	3,338,719
Income tax expense	(491,326)	(551,449)	(1,489,442)	(1,273,612)
Income from continuing operations	736,758	811,590	2,241,125	2,065,107
Discontinued operations, net of tax benefit of $41,883 and $26,021 for the three and nine months ended September 30, 2003	(62,825)	--	(39,031)	--
NET INCOME	$ 673,933	$ 811,590	$ 2,202,094	$ 2,065,107
NET INCOME PER SHARE
Basic from continuing operations	$ 0.25	$ 0.27	$ 0.75	$ 0.69
Basic from discontinued operations	$ (0.02)	$ --	$ (0.01)	$ --
Total basic income per share	$ 0.23	$ 0.27	$ 0.74	$ 0.69
Diluted from continuing operations	$ 0.25	$ 0.27	$ 0.74	$ 0.68
Diluted from discontinued operations	$ (0.02)	$ --	$ (0.01)	$ --
Total diluted income per share	$ 0.23	$ 0.27	$ 0.73	$ 0.68
DIVIDENDS PER SHARE	$ 0.10	$ 0.105	$ 0.20	$ 0.315

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,202,094	$2,065,107
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of property and equipment	962	17,429
Gain on extinguishment of debt	(82,294)	--
Undistributed losses of equity investment in a related party	403,609	--
Income tax expense	1,463,421	1,273,612
Provision for doubtful accounts	1,398,168	1,246,542
Depreciation and amortization	1,274,310	1,477,240
Amortization of guarantee fees	45,633	1,775
Amortization of loan premium	(112,934)	(117,964)
Common stock issued for services provided	24,013	90,520
Change in assets and liabilities:
Decrease in resort property held for Vacation Ownership Interest sales	3,572,266	368,944
Increase in resort property under development	(77,179)	(195,908)
Decrease (increase) in land held for sale	129,917	(1,689)
Increase in other assets	(1,823,706)	(938,532)
Increase (decrease) in accounts payable	56,101	(369,046)
Increase in accrued and other liabilities	1,000,447	1,082,473
Decrease in income taxes payable	(198,15806)	(386,206)
Net cash provided by operating activities	9,276,670	5,614,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable, net	(6,560,317)	(3,399,958)
Increase in note receivable from related party	(2,693,857)	--
Proceeds from sale of property and equipment	--	26,861
Purchases of plant and equipment	(2,029,699)	(1,153,022)
Net cash used in investing activities	(11,283,873)	(4,526,119)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	18,243,983	16,176,237
Principal payments on notes payable	(15,631,815)	(16,765,570)
Preferred stock dividends	(47,321)	(46,788)
Proceeds from the issuance of common stock	--	249,600
Common stock dividends including offering costs	(365,259)	(481,008)
Redemption of preferred stock	(300)	--
Proceeds from exercise of stock options	23,000	16,250
Acquisition of treasury stock	(737,185)	(44,125)
Net cash provided by (used in) financing activities	1,485,103	(895,404)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(522,100)	192,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,399,175	1,956,285
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,877,075	$ 2,149,059
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES

Transfer of property and equipment to resort property held for Vacation
Ownership Interests sales	--	470,774

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Interest paid	$ 580,539	$ 586,081	$ 1,668,781	$ 1,683,689
Income taxes paid	154,972	18,532	650,403	386,206
Interest capitalized	42,375	55,880	140,607	156,224

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net Income to common shareholders	$ 673,933	$ 811,590	$ 2,202,094	$ 2,065,107
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-	(10,189)

Proforma net income	$ 673,993	$ 811,590	$ 2,202,094	$ 2,054,918

Basic and Diluted Income Per Share
As reported-basic	$ 0.23	$ 0.27	$ 0.74	$ 0.69
As reported-diluted	$ 0.23	$ 0.27	$ 0.73	$ 0.68
Proforma-basic	$ 0.23	$ 0.27	$ 0.74	$ 0.69
Proforma-diluted	$ 0.23	$ 0.27	$ 0.73	$ 0.68

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

Note 2. Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

Basic Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income from continuing operations	$ 36,758	$ 811,590	$ 2,241,125	$ 2,065,107
Less: Series A preferred stock dividends	(11,830)	(11,697)	(35,491)	(35,091)
Net income from continuing operations available to common stockholders – basic	$ 724,928	$ 799,893	$ 2,205,634	$ 2,030,016
Weighted average shares of common stock outstanding – basic	2,893,723	2,970,687	2,913,127	2,947,252
Basic net income per share from continuing operations	$ 0.25	$ 0.27	$ 0.75	$ 0.69
Net loss from discontinued operations	$ (62,825)	$ --	$ (39,031)	$ --
Weighted average shares of common stock outstanding – basic	2,893,723	2,970,687	2,913,127	2,947,252
Basic net loss per share from discontinued operations	$ (0.02)	$ --	$ (0.01)	$ --

Diluted Net Income Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

Net income from continuing operations	$ 736,758	$ 811,590	$ 2,241,125	$ 2,065,107
Less: Series A preferred stock dividends	(11,830)	(11,697)	(35,491)	(35,091)
Net income from continuing operations available to common stockholders – diluted	$ 724,928	$ 799,893	$ 2,205,634	$ 2,030,016
Weighted average shares of common stock outstanding	2,893,723	2,970,687	2,913,127	2,947,252
Add: Convertible preferred stock (Series C) dilutive effect	37,479	31,297	38,400	33,355
Stock options dilutive effect	7,154	7,075	7,406	6,959
Weighted average shares of common stock outstanding – dilutive	2,938,356	3,009,059	2,958,933	2,987,566
Diluted net income from continuing operations	$ 0.25	$ 0.27	$ 0.74	$ 0.68
Net loss from discontinued operations	$ (62,825)	$ --	$ (39,031)	$ --
Weighted average shares of common stock outstanding – dilutive	2,938,356	3,009,059	2,958,933	2,987,566
Diluted net loss per share from discontinued operations	$ (0.02)	$ --	$ (0.01)	$ --

Stock options to purchase 13,200 shares of common stock at a price of $8.125 per share were outstanding for the nine months ended September 30, 2003, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares.  These options expire in 2004.

Note 3. Shareholders’ Equity

During the nine months ended September 30, 2004, the Company issued 6,000 shares of restricted common stock, valued at $50,016 and 5,063 shares of common stock, valued at $40,504, to employees and a professional service provider in exchange for services provided.  In addition, 32,000 common shares valued at $249,600 were purchased by the ILX Resorts Incorporated Employee Stock Ownership Plan (“ESOP”).  The shares of common stock issued are exempt from registration under Section 4(2) of the Securities Act of 1933.  For the nine months ended September 30, 2004, the Company recorded the exchange of 18,729 Series C Convertible shares for 6,243 common shares.  Also during the nine months ended September 30, 2004, the Company purchased 6,000 shares of its common stock for $44,125.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the nine months ended September 30, 2004, shareholders elected to receive 83,285 shares of common stock valued at $716,235 under the DRIP and cash dividends of $481,008.  Of the 83,285 common shares, 5,000 were purchased in privately negotiated transactions and 78,285 were newly issued common shares.  The 83,285 common shares include 33,629 common shares, valued at $289,475, issued on treasury shares held as collateral.  At September 30, 2004, $315,644 was accrued for the third quarter 2004 dividend which was paid October 11, 2004.

In January 2004, options to purchase 5,000 shares of common stock priced at $3.25 per share were exercised.

Note 4. Related Party Transactions

During the nine months ended September 30, 2004, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 195 Vacation Ownership Interests to Premiere Vacation Club, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $216,773 was recorded on the sales.  At September 30, 2004 deeds of trust for 490 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,166,807.

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

In April 2004, the Company amended an existing construction loan to secure an additional $1.0 million in construction financing for current projects and to pay off an existing note.  In August 2004, the Company amended the same construction loan to secure an additional $4.0 million in construction financing for development of units on its land in Pinetop, Arizona and to payoff the existing first mortgage on the property.

In April 2004, the Company’s financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral was amended to provide for an extension of the borrowing period to June 15, 2005 and the maturity date to June 15, 2010.

In July 2004, the Company borrowed $1.8 million, to purchase 19 units and approximately 4 acres of land at the Rancho Manana Resort.  The note bears interest at prime plus 2.25%, paid monthly, with monthly principal payments at $550 per annual PVC sale and $275 per biennial PVC sale.

Note 6. Other

On June 29, 2004, the Company entered into a Business Agreement under which it acquired 19 units (988 Vacation Ownership Interests) and approximately 4 acres of land on which it intends to develop a minimum of 2,080 additional Vacation Ownership Interests at the Rancho Manana Resort in Cave Creek, Arizona.  In conjunction with the purchase, in July 2004, the Company borrowed $1.8 million, secured by the 19 units and the land. The initial 988 Vacation Ownership Interests have been annexed into Premiere Vacation Club and in September 2004 the Company opened a sales office at Rancho Manana.  The purchase price shall be determined based on future sales and profitability in accordance with the terms set forth in the Business Agreement, with a minimum of $5 million purchase price guaranteed.

Note 7. Subsequent Events

On October 4, 2004, the Company issued 3,000 common shares valued at $23,520 as incentive compensation to employees.  On October 11, 2004, the Company issued 23,903 shares of common stock valued at $234,754 to shareholders under the DRIP.  On October 14, 2004, the Company issued 1,764 common shares valued at $14,112 in lieu of professional fees to a service provider.  For the time period from October 1, 2004 through November 9, 2004, the Company recorded the exchange of 16,984 Series C Convertible shares for 5,661 shares of unregistered common stock.

In November 2004, the Company entered into definitive purchase agreements to sell 415,778 shares of newly issued common stock at a price of $9.00 per share in a private placement to selected institutional and private investors.  An initial resale registration statement on Form S-3 was filed with the Securities and Exchange Commission on November 10, 2004 in connection with the issuance.  The Company intends to use the net proceeds for general corporate purposes, to acquire and develop new vacation ownership resorts and to continue to expand existing resorts.

Note 8. Commitments and Contingencies

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  There has been limited discovery and depositions to date.  The ultimate effect to the Company is currently unknown.

__________________________

Item II. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the risks and uncertainties set forth below.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below. The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort in Arizona on which the Company has commenced construction (the Roundhouse Resort) (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,789 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,679 of which have been annexed into Premiere Vacation Club and 150 Vacation Ownership Interests in a resort in Phoenix, Arizona all of which have been annexed into Premiere Vacation Club.  The Company also holds a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004

As a percentage of total revenues:
Sales of Vacation Ownership Interests	63.8%	62.7%	63.8%	62.4%
Resort operating revenue	27.3%	30.9%	27.4%	30.4%
Interest income	8.9%	6.4%	8.8%	7.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.2%	13.2%	13.3%	13.0%
Sales and marketing	65.9%	60.1%	66.7%	61.8%
Provision for doubtful accounts	4.4%	4.4%	4.4%	4.4%
Contribution margin percentage from sale of Vacation Ownership Interests (1)	16.5%	22.3%	15.5%	20.8%
As a percentage of resort operating revenue:
Cost of resort operations	94.7%	86.2%	91.3%	87.7%
As a percentage of total revenues:
General and administrative	9.6%	9.6%	9.0%	10.3%
Depreciation and amortization	2.5%	3.2%	2.6%	3.3%
Operating income	10.3%	12.8%	10.8%	11.1%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	614	500	1,713	1,507
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (2)	$14,899	$15,361	$14,815	$14,968
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (2)	$17,728	$18,360	$17,920	$18,141

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 897 and 762 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2003 and 2004, respectively, and 2,557 and 2,251 biennial and annual vacation ownership interests for the nine months ended September 30, 2003 and 2004, respectively.

Comparison of the Three and Nine Months Ended September 30, 2003 to the Three and Nine Months Ended September 30, 2004

Sales of Vacation Ownership Interests decreased 14.7% or $1,646,498 to $9,554,241 for the three months ended September 30, 2004, from $11,200,739 for the same period in 2003 and decreased 11.1% or $3,540,322 to $28,225,916 for the nine months ended September 30, 2004 from $31,766,238 for the same period in 2003.  The decreases reflect primarily decreased sales from the Las Vegas sales office.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 3.1% or $462 in 2004 to $15,361 for the three months ended September 30, 2004 from $14,899 for the same period in 2003 and increased 1.0% or $153 to $14,968 for the nine months ended September 30, 2004 from $14,815 for the same period in 2003.  The number of Vacation Ownership Interests sold decreased 18.6% from 614 in the three months ended September 30, 2003 to 500 for the same period in 2004 and decreased 12.0% from 1,713 in the nine months ended September 30, 2003 to 1,507 for the same period in 2004 due to the reduced scale of the Las Vegas sales office described above.  The three and nine months ended September 30, 2004 included 525 and 1,489 biennial Vacation Ownership Interests (counted as 262.5 and 744.5 annual Vacation Ownership Interests) compared to 567 and 1,689 biennial Vacation Ownership Interests (counted as 283.5 and 844.5 annual Vacation Ownership Interests) in the same periods in 2003, respectively.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 13.7% to $1,497,804 for the three months ended September 30, 2004 from $1,735,554 for the same period in 2003 and decreased 10.1% to $4,779,459 for the nine months ended September 30, 2004 from $5,316,905 for the same period in 2003 reflecting a reduction in marketing efforts to existing owners at the VCA-South Bend and VCA-Tucson sales offices.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 3.6% or $632 to $18,360 for the three months ended September 30, 2004 from $17,728 in 2003, and increased 1.2% or $221 to $18,141 for the nine months ended September 30, 2004 from $17,920 for the same period in 2003, reflecting an increase in the price of certain unit types.

Resort operating revenue decreased 1.7% or $82,539 to $4,718,167 for the three months ended September 30, 2004, reflecting lower revenue from Joey Las Vegas and slightly lower occupancy at Kohl’s Ranch and Bell Rock Inn due to ongoing renovations, and increased 1.0% or $137,854 to $13,758,702 for the nine months ended September 30, 2004, reflecting higher occupancy and increased revenue from vacation interval owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 94.7% to 86.2% for the third quarter ended September 30, 2004 and decreased from 91.3% to 87.7% for the nine months ended September 30, 2004.  The decrease in cost as a percentage of revenue for both the three and nine months ended September 30, 2004 largely reflects  improved restaurant operations at Joey Las Vegas and Kohl’s Ranch as well as the closing of Bogee’s Sports Bar & Grill in Las Vegas which began operations in the third quarter of 2003 and ceased operations on October 31, 2003.

Interest income decreased 37.6% to $975,526 for the three months ended September 30, 2004 from $1,563,121 for the same period in 2003 and decreased 26.2% to $3,240,847 for the nine months ended September 30, 2004 from $4,388,730 for the same period in 2003, reflecting greater prepayments of Customer Notes between years and fluctuations in the mix of hypothecated and sold paper between periods.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales were comparable at 13.2% for the three months ended September 30, 2003 and 2004, and 13.3% for the nine months ended September 30, 2003 and 13.0% for the nine months ended September 30, 2004.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 60.1% for the three months ended September 30, 2004 from 65.9% for the same period in 2003 and to 61.8% for the nine months ended September 30, 2004 from 66.7% for the same period in 2003, reflecting improved efficiencies through the reduction in scale of the Las Vegas sales office.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and nine month periods ended September 30, 2003 and 2004.

General and administrative expenses were comparable at 9.6% of total timeshare revenue for the three months ended September 30, 2004 and 2003, and increased to 10.3% of total timeshare revenue for the nine months ended September 30, 2004, from 9.0% for the same period in 2003.  The increase for the nine month period reflects greater salaries and related payroll taxes capitalized to development projects in 2003.

Income from land and other, net for the nine months ended September 30, 2004 includes a gain of $216,773 on bulk sales of Vacation Ownership Interests owned by the Company’s subsidiary Genesis.

Interest expense increased 1.1% to $586,081 for the three months ended September 30, 2004 from $579,943 for the same period in 2003, as the result of increases on variable interest rate notes net of greater capitalized interest in 2004, and increased 1.1% to $1,683,689 for the nine months ended September 30, 2004 from $1,665,693 for the same period in 2003, reflecting the combined net effect of a lower average balance in 2004 and higher interest rates on the Company’s variable rate notes.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  During the nine months ended September 30, 2003 and 2004, cash provided by operations was $9,276,670 and $5,614,297, respectively.  The decrease in cash provided by operations reflects a decrease in net income and related income taxes, a smaller net decrease in resort property held for Vacation Ownership Interest sales due to reduced sales and greater additions in 2004, including the acquisition of Rancho Manana and of Scottsdale Camelback Resort interests as well as renovations to existing resorts, a decrease in accounts payable reflecting timing differences between years, and a reduction in other assets related to the former investment in Greens Worldwide Incorporated (“GWWI”) and higher prepaid income taxes in 2003.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company’s Vacation Ownership Interest sales.  Net cash used in investing activities during the nine months ended September 30, 2003 and 2004 was $11,283,873 and $4,526,119, respectively.  The decrease includes a reduction in Customer Notes receivable as a result of decreased sales generated by the Las Vegas sales office in 2004 and early payoffs on hypothecated notes, as well as advances in 2003 but not 2004 to GWWI.  The greater purchases of plant and equipment in 2003 reflect a reduction in the construction activity in Las Vegas in 2004.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $1,485,103 and net cash used in financing activities for the nine months ended September 30, 2004 was $895,404.  The increased cash used in financing activities reflects lower borrowings and greater repayments in 2004 net of a decrease in treasury stock purchases and proceeds from the issuance of common stock to the ESOP.

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

Credit Facilities and Capital

At September 30, 2004, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At September 30, 2004, $10.5 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in April 2004 and, under the amended agreement, the borrowing period was extended to June 2005 and the maturity date to June 2010.  At September 30, 2004, approximately $10.1 million was available under this commitment.

At September 30, 2003 and 2004, the Company had approximately $14.4 million and $14.7 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

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

In April 2004, the Company amended an existing construction loan to secure an additional $1.0 million in construction financing for current projects and to pay off an existing note.  In August 2004, the Company amended the same construction loan to provide for an additional $4.0 million in construction financing for development of units on its land in Pinetop, Arizona and to payoff the existing first mortgage on the property.

In July 2004, the Company borrowed $1.8 million, to purchase 19 units and approximately 4 acres of land at the Rancho Manana Resort.  The note bears interest at prime plus 2.25%, paid monthly, with monthly principal payments at $550 per annual PVC sale and $275 per biennial PVC sale.

In the first nine months of 2004, the Company purchased 6,000 treasury shares for a cost of $44,125.

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

On November 9, 2004, the Company entered into definitive purchase agreements to sell 415,778 shares of newly issued common stock at a price of $9.00 per share in a private placement to selected institutional and private investors.  An initial resale registration statement on Form S-3 was filed with the Securities and Exchange Commission on November 10, 2004 in connection with the issuance.

The Company believes available borrowing capacity, together with cash generated from operations, will be sufficient to meet the Company’s liquidity, operating and capital requirements for at least the next twelve months.  The Company intends to use all or a portion of the equity from the private placement described in the Form S-3 filed with the Securities and Exchange Commission on November 10, 2004 for acquisition and development of new vacation ownership resorts and to continue expansion of existing resorts.

Contractual Cash Obligations and Commercial Commitments

The following table presents our contractual cash obligations and commercial commitments as of September 30, 2004.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash Obligations	PAYMENTS DUE BY PERIOD
	TOTAL	< 1 YEAR	1-3 YEARS	4-5 YEARS	> 5 YEARS
Long-term Debt	$47,095,000	$11,228,000	$16,485,000	$11,937,000	$7,445,000
Capital Lease Obligations	391,000	232,000	159,000	--	--
Operating Leases	18,156,000	1,745,000	2,751,000	2,453,000	11,207,000
TOTAL	$65,642,000	$13,205,000	$19,395,000	$14,390,000	$18,652,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2004.  However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We face a variety of risks related to the rapid growth of our business.

We may not successfully execute our growth strategy

A principal component of our growth strategy is to acquire additional improved and unimproved real estate for the construction and development of new convenient access resorts and Varsity Clubs, which are urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities. We also plan to develop a 44-acre parcel in Las Vegas, Nevada, known as "Premiere Park," as a tourist venue. Our ability to execute our growth strategy will depend upon a number of factors, including the following:

•

 the availability of attractive resort development opportunities;

•

 our ability to acquire properties for such development opportunities on economically feasible terms;

•

 our ability to market and sell vacation ownership interests at newly developed or acquired resorts; and

•

 our ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction.

In particular, the success of our Premiere Vacation Club will depend upon our ability to continue to acquire and develop a sufficient number of participating resorts to make membership interests attractive to consumers. In addition, the success of our Varsity Clubs concept will be enhanced by our ability to successfully negotiate with universities proximate to our Varsity Clubs for access to the alumni, parents, and other persons affiliated with such universities. We cannot provide assurance that we will be successful with respect to any or all of these factors.

We may not be able to finance our growth.

We intend to selectively acquire and develop new vacation ownership resorts and to continue to expand our existing resorts. Acquiring and developing new resorts and developing Premiere Park will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include, but are not limited to, the following:

•

 construction costs or delays may exceed original estimates, which could make the development or expansion uneconomical or unprofitable;

•

 sales of vacation ownership interests or other revenue from newly completed facilities may not be sufficient to make the resort or development profitable;

•

 financing may not be available on terms favorable for development of a project; and

•

 financing may not be available on terms favorable for the continued sales of vacation ownership interests in a particular project.

We project that currently planned development and expansion at our resorts and Premiere Park may cost in excess of $20.0 million. Although we have secured adequate financing for the projects currently under development, we cannot provide assurance that adequate additional financing for future development projects will be available on terms and conditions favorable to our company. Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company. Factors that could affect our access to the capital markets, or the cost of such capital, include the following

•

 changes in interest rates,

•

 general economic conditions,

•

 the threat of war or terrorist activities,

•

 the perception in the capital markets of the vacation ownership industry, our business, and our business prospects,

•

 our results of operations, and

•

 the amount of debt we have outstanding and our financial condition.

We face risks associated with our ability to acquire properties that are suitable for development.

Our ability to execute our growth strategy will depend to a significant degree on the existence of attractive project acquisition opportunities. Currently, there are numerous potential buyers for these properties. Many of these potential buyers have a stronger capital structure and greater resources with which to acquire attractive resort opportunities than we have. We cannot provide assurance that we will be able to compete successfully against such buyers. A variety of comprehensive federal, state, and local laws regulate our development and construction activities, as well as our ownership, sales, and management of real estate. These laws relate to many issues that directly or indirectly affect our business, including the following:

•

 marketing and sales,

•

 building design and construction,

•

 zoning, land use, and development,

•

 water supplies,

•

 environmental and health concerns, and

•

 protection of endangered species.

Any difficulties in or delays in obtaining, or our inability to obtain, the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could adversely impact our ability to develop and operate our projects. The enactment of "slow growth" or "no- growth" initiatives or changes in labor or other laws in any area where our projects are located also could delay, affect the cost or feasibility of, or preclude entirely the development or expansion of our resorts.

We may face a variety of risks when we expand our resorts.

Our growth strategy includes the expansion of a number of units at our resorts, when appropriate. Risks associated with such expansion include, but are not limited to, the following:

•

 construction costs may exceed original estimates, which could make the expansion uneconomical;

•

 we may not complete construction or conversion as scheduled, which could result in delayed recognition of revenue and increased interest expense;

•

 we may be delayed in obtaining, or we may not be able to obtain, applicable governmental permits and authorizations;

•

 we may not be able to obtain necessary financing on favorable terms and;

•

 market demand may not be sufficient to make such expansion profitable.

Accordingly, we cannot provide assurance that we will complete all of our planned expansion of our resorts or, if completed, that such expansion will be profitable.

We may face additional risks as we expand into new markets.

Our growth strategy consists of acquiring and developing additional convenient access resorts and Varsity Clubs in the western United States and Mexico, including markets in which we currently do not have an ILX resort or conduct any sales or marketing activities. Our prior success in the geographic locations in which we currently operate does not ensure our continued success as we acquire, develop or operate future resorts or Varsity Clubs, nor does it ensure our success in developing Premiere Park. Accordingly, in connection with expansion into new markets, we may be exposed to a number of risks, including, but not limited to, the following:

•

 our lack of familiarity and understanding of local consumer preferences;

•

 our inability to attract, hire, train, and retain additional sales, marketing, and resort staff at competitive costs;

•

 our inability to obtain, or to obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction services at acceptable costs;

•

 our inability to capitalize on new marketing relationships and development agreements; and

•

 the uncertainty involved in, and additional costs associated with, marketing vacation ownership interests prior to completion of marketed units.

Our practice of financing customer borrowings exposes us to liquidity risks.

We typically finance approximately 80% of our overall sales of vacation ownership interests. Although we conduct credit pre-approval due diligence with respect to each financed sale, there are significant risks associated with such transactions, including those set forth below.

We could incur substantial losses if purchasers of vacation ownership interests default on their obligations to pay the balance of the purchase price.

We require purchasers to make a down payment of at least 10% of the aggregate purchase price of the vacation ownership interest and to deliver a promissory note to us for the balance. Although we conduct credit pre-approval due diligence with respect to each purchaser, we bear the risk of default associated with customer notes that we retain and those that we sell with recourse to our company. If a buyer of a vacation ownership interest defaults, we generally will pursue collection remedies to the extent legally permitted. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim to the mortgaged interest, we likely will foreclose on and then remarket the recovered vacation ownership interest. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we must incur such costs again to resell the vacation ownership interest. In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset. We generally do not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

We sell or hypothecate (that is, borrow against) the majority of our customer notes. When we sell customer notes, the purchasers generally have recourse to our company. As a result, we may be required to repurchase or replace any such customer note that becomes delinquent. We take these contingent obligations into account in establishing our allowance for uncollectible notes. We cannot provide assurance that such allowances will be adequate to offset actual defaults under customer notes, including notes that we have sold with recourse to our company. Our financial condition and results of operations could be materially adversely affected if our allowances are inadequate to cover actual defaults.

Our borrowing base and/or our ability to sell customer notes may be adversely affected by the nature and quality of the customer notes.

We typically finance our working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders. As of June 30, 2004, we had agreements with one lender to borrow up to $30.0 million against conforming retained customer notes, of which approximately $10.6 million remained available for borrowing. In addition, as of June 30, 2004, we had an agreement with one lender under which we can sell up to $30.0 million of conforming customer notes, of which approximately $12.9 million remained available.

Once hypothecated or sold, our customers make payments on their notes directly to the lender's collection center or agent. All of a customer's payments on hypothecated notes are applied to our loan balance, both principal and interest. Historically, our borrowings and sales of notes have not approached the maximum amount available under our existing credit facilities. We cannot provide assurance, however, that our future working capital needs will not exceed amounts available under our credit facilities. To the extent that we generate additional customer notes through our sales efforts, we may pledge or sell the applicable customer notes, subject to applicable restrictions.

We generally experience negative cash flow upon the sale of financed vacation ownership interests.

On financed sales, we ordinarily receive only 10% of the purchase price on the sale of a vacation ownership interest, but we must pay in full the costs associated with the development, marketing, and sale of the vacation ownership interest. These costs generally exceed the downpayment we receive at the time of sale. Maximum borrowings and sales of notes available under our existing credit facilities may not be sufficient to cover these costs, which could limit our available capital resources, liquidity, and capacity to grow. Our existing credit facilities expire at various dates from 2004 through 2005. We presently do not have binding agreements to extend the terms of our existing credit facilities or for any replacement financing upon the expiration of our existing credit facilities. Moreover, we cannot provide assurance that we will be able to arrange alternative or additional credit facilities on terms that are satisfactory to our company in the future. Accordingly, future sales of vacation ownership interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that we finance. Although we currently are selling customer notes at a premium, to the extent that we finance our negative cash flow by selling customer notes to lenders in the future we may be able to sell such notes only at a discount from the face value of such notes. In addition, we cannot provide assurance that we will be able to negotiate the sale of such customer notes at favorable rates, or at all.

Fluctuations in interest rates and interest rate mismatches could adversely impact our results of operations, liquidity, and financial position.

We currently derive a portion of income from the spread between the interest rates we charge our customers and the interest rates at which we borrow against customer notes or at which we sell customer notes. We cannot provide assurance, however, that the present interest rate spread will continue in the future. We may not be able to maintain these spreads as a result of decreases in the rates we are able to charge customers or increases in the prime lending rate, or upon the expiration of our current credit facilities and our inability to replace such facilities at existing terms. In addition, our indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates. As a result, increases in interest rates could cause our interest expense to exceed our interest income on our portfolio of retained customer notes. Moreover, we currently do not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position. Further, to the extent interest rates generally decrease on third-party financing available to our customers, we face an increased risk that customers will pre-pay their customer notes and reduce our income, if any, from financing activities. In addition, if a customer prepays a note that we have sold, we may be required to repay the unearned interest premium, if any, on the note.

The mismatch between customer notes and our credit facilities could create significant liquidity risks.

Customer notes typically have a seven-year term, while our related revolving credit facilities mature or expire on different dates over the next six years. Accordingly, a mismatch exists between our anticipated cash receipts and cash disbursements. Although we historically have been able to secure financing sufficient to fund our operations, we currently do not have agreements with our lenders to extend the respective terms of our existing credit facilities or to replace such credit facilities upon their expiration. Our failure to obtain such refinancing or replacement credit facilities could require us to sell our portfolio of retained customer notes, potentially at a discount, or to seek other alternatives to enable us to continue in business. While we have been successful in obtaining financing to date, we cannot provide assurance that we will be able to do so in the future. The failure to do so in the future could have a material adverse effect on our results of operations and liquidity.

We face stiff competition in the vacation ownership industry.

The vacation ownership industry consists of a large number of local and regional resort developers and operators. In addition, we face competition from some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts and Cendant Corporation.  Many of these companies have much greater access to capital and other resources than we do. As a result, we may be at a competitive disadvantage with our competitors for access to marketing, personnel, and other resources that we require to compete successfully. In addition, competition from other vacation ownership resort developers and operators may limit our ability to acquire additional resorts and to obtain access to affinity groups. Our business and results of operations may be materially adversely affected if we are unable to compete successfully against such companies.

In addition to the competitors named above, our resorts and sales offices may face direct competition from smaller, local vacation ownership companies with resorts or sales offices within the vicinity of our resorts, as well as from resales of vacation ownership interests. We also are subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels and motels, and others engaged in the leisure business who compete with us by offering easy access, including online through proprietary web sites and internet travel intermediaries, to competitive nightly rates on luxury resort accommodations in desirable locations, which could reduce demand for our vacation ownership interests. We anticipate that we will continue to face substantial competition in all aspects of our operations from organizations that are more experienced in the leisure industry and that have greater access to financial, marketing, and other resources. As a result, these competitors may have greater negotiating leverage to acquire properties or other resources required to compete or may be able to take advantage of greater gross sales and thereby reduce the retail price of their vacation ownership interests. Our profit margins and operating results could be adversely affected if we find it necessary to reduce our prices in order to remain competitive. A reduction in our profit margins as a result of competitive pressures, or an increase in our costs relative to such competitors' costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

Our success will depend upon our key management employees.

We rely upon certain key management employees. The loss of any key employee could materially and adversely affect our business. We cannot provide assurance that we will be able to retain key members of our current management team or that we will be able to attract experienced personnel in the future. Our success also will depend upon our ability to attract and maintain qualified property acquisition, development, marketing, management, administrative, and sales personnel. Our ability to attract, train, and retain such personnel will become particularly important as we grow and develop additional resorts, and we cannot provide assurance that we will be successful in attracting or retaining such personnel. Our business and results of operations could be materially adversely affected if we are not able to attract and retain such key personnel.

Our business could be adversely affected by our geographic concentration within the western United States, particularly Arizona.

As of the date of this prospectus, a majority of our customers and resort accommodations are located in Arizona. As a result, our financial condition and results of operations may be materially adversely affected by local Arizona economic downturns, changing demographics or regulatory changes. Further, our growth strategy includes expansion of sales centers and vacation ownership interests in the western United States and Mexico. Although expansion into markets other than Arizona may reduce our susceptibility to downturns in the Arizona market, we cannot provide assurance that we will be able to successfully apply our current operating strategy to new markets beyond Arizona. In addition, because we intend to execute our growth strategy primarily in the western United States, we will continue to be particularly susceptible to adverse changes in economic circumstances, demographic trends or regulatory changes affecting the western United States in general and, in particular, the local markets that we enter. We cannot provide assurance that we will be able to offset or minimize the adverse effects of such circumstances upon our business, financial condition or results of operations.

Our ability to successfully market our properties will depend upon continued availability of viable exchange networks.

Our ability to successfully market and sell vacation ownership interests will depend in part upon the availability of "exchange networks," which allow owners of our vacation ownership interests to "trade" the time they have purchased for time at another participating vacation ownership resort. All vacation ownership interests that we currently offer are qualified for inclusion in one or more exchange networks. We cannot provide assurances, however, that we will be able to continue to qualify additional properties or that such exchange networks will continue to be available for our existing portfolio of vacation ownership interests. If such networks cease to function effectively or if we are unable to respond to consumer demand for greater choices of desirable locations, we will be at a competitive disadvantage with respect to competitors that can offer such choices. As a result of such disadvantages, we may be unable to sell a sufficient number of vacation ownership interests or we may be unable to make sales at prices that will enable us to remain profitable. Our results of operations could be materially adversely affected as a result of such risks.

Our company faces significant risks associated with leverage.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities or under credit facilities that we will obtain in the future. The definitive agreements with respect to these credit facilities do and could contain restrictive covenants that limit our ability to, among other things, make capital expenditures, incur additional indebtedness, and dispose of assets or that require us to maintain certain financial ratios. The indebtedness incurred under these credit facilities may be secured by mortgages on all or a portion of our resorts, customer notes, and other assets. If we default under one or more of these credit facilities, our lenders could foreclose on the vacation ownership properties secured by a mortgage or deed of trust or take possession of other assets pledged as collateral. In addition, future credit facilities may not provide for the lender to release liens on our vacation ownership interests when we sell such interests. Such restrictions could impair the marketability of our vacation ownership interests.

The extent of our leverage and the terms of our indebtedness, such as requirements that we maintain certain debt-to-equity ratios, also could impair our ability to obtain additional financing in the future, to make acquisitions, or to take advantage of significant business opportunities that may arise. Furthermore, our indebtedness and related debt service obligations may increase our vulnerability to adverse general economic and vacation ownership industry conditions and to increased competitive pressures. We cannot provide assurance that we will not require additional indebtedness in the foreseeable future to execute our growth strategy.

Extensive federal, state, and local laws and regulations affect the way we conduct our business.

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell vacation ownership interests and conduct our other business operations.  Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  In addition, many states, including Arizona, have adopted specific laws and regulations regarding the sale of vacation ownership interests. These laws and regulations require us, among other things, to obtain and file numerous documents and supporting information with the responsible state agency, to obtain the agency's approval for an offering statement that describes all material aspects of the sale of vacation ownership interests, and to deliver an offering statement or public report, together with certain additional information concerning the terms of the purchase, to all prospective purchasers of a vacation ownership interest. Laws in each state where we currently sell vacation ownership interests generally grant the purchaser of a vacation ownership interest the right to cancel a contract of purchase at any time within three to seven calendar days following the date the purchaser signs the contract. Most states also have other laws that regulate our activities and protect purchasers, such as the following:

•

 real estate licensure laws,

•

 travel sales licensure laws,

•

 anti-fraud laws,

•

 consumer protection laws,

•

 telemarketing laws, and

•

 prize, gift, and sweepstakes laws.

We currently are authorized to market and sell interests in all states in which our resorts are located and all states in which we market and sell vacation ownership interests. We may apply for the right to conduct sales operations in additional states throughout the United States. We cannot provide assurance, however, that any state will grant, or continue to grant, our company the right to sell our vacation ownership interests in such states or that, if such right to conduct sales operations is granted, it will be granted on terms and conditions acceptable to us. Further, if agents or employees of our company violate such regulations or licensing requirements, such acts or omissions could cause the states where the violations occurred to revoke or refuse to renew the licenses required to permit us to sell vacation ownership interests in such states.

We believe we are in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of vacation ownership interests to which we currently are subject. From time to time, however, consumers file complaints against our company in the ordinary course of our business. We could incur significant costs to resolve such complaints or to qualify under applicable regulations in all jurisdictions in which we desire to conduct sales. We cannot provide assurance, however, that we will remain in material compliance with applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for our company, including, without limitation, negative public relations, potential litigation, and regulatory sanctions. The expense, negative publicity, and potential sanctions associated with our failure to comply with applicable laws or regulations could have a material adverse effect on our results of operations, liquidity or financial position.  In particular, increased regulations of telemarketing activities could adversely impact the marketing of vacation ownership interests.

Under certain conditions, vacation ownership interests may be considered "securities" under state or federal law, in which case we would be subject to the time-consuming and expensive requirements to register such interests, license our salespeople, and comply with other regulations.  Although our vacation ownership interests are not considered to be securities in any jurisdiction in which we operate as of the date of this prospectus, we cannot guarantee that we can structure vacation ownership interests so as to avoid regulation as "securities" under applicable federal or state laws that may be adopted in the future or in any jurisdiction in which we may operate in the future. If our vacation ownership interests are deemed to be securities, we cannot provide assurance that we will be able to comply with the applicable state and federal securities requirements or that the liabilities or contingencies that result from such compliance will be immaterial. As a result, such compliance may impact our ability to conduct our business and may undermine the value of our common stock.

We may be subject to litigation which could cause us to incur significant expenses.

Responding to litigation claims could be costly and time consuming, and divert management's attention from other business issues.  In September 2003, we received pleadings indicating that a lawsuit against us and our Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  We received amended complaints in May and June 2004. In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  Plaintiffs seek to have their claims certified for class action treatment.  After consulting with counsel, we believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  We have responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  Discovery and motion practice have recently commenced.

Excessive claims for construction-related defects could adversely affect our financial condition and operating results.

While we engage third-party contractors to construct or renovate our resorts, our customers may assert construction claims against our company for construction defects. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. An excessive number of claims for construction-related defects could adversely affect our liquidity, financial condition, and operating results

Environmental liabilities could have a material adverse impact on our business.

Under various federal, state and local laws, ordinances and regulations, as well as common law, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from property that we own, lease, or operate, as well as related costs of investigation and property damage at such property. Such laws often impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or lease our property or to borrow money using such real property as collateral. Noncompliance with environmental, health or safety requirements may require us to cease or alter operations at one or more of our properties. Further, we may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of our properties.

Although we typically conduct significant due diligence prior to acquiring real property, we may not obtain Phase I environmental reports with respect to each of our properties if management believes that the risk of potential environmental liability does not warrant the performance of Phase I assessments due to the remote location of such property or any other reason. If we fail to obtain such reports, we may acquire or develop property and later discover that we cannot operate the property as planned, or we may assume environmental or other liabilities that we could have avoided if we had the information typically revealed in a Phase I report. To date, we have obtained environmental reports with respect to three of our resorts. Even when we perform due diligence investigations, we cannot provide assurance that our due diligence efforts or Phase I reports, when available, will reveal all environmental liabilities or that we will identify every material environmental condition.

Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Thus, we may have liability with respect to properties that we or our predecessors sold in the past.

Acceleration of deferred taxes and net operating loss carryforward limitations could adversely affect our financial condition and liquidity

While we report sales of vacation ownership interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow us to report a portion of financed sales on the installment method, if we so elect. When we elect the installment method, we recognize income on the sale of a vacation ownership interest (a) when we receive cash in the form of a down payment, and (b) incrementally as we receive payments on retained customer notes or when we factor the customer note. As of December 31, 2003, we had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in our financial statements) in the amount of $8.3 million as a result of this method of reporting sales of vacation ownership interests. If we should factor the customer notes, if a lender forecloses on the retained customer notes, or if we otherwise collect or dispose of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due. Moreover, we would owe accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by our company, the likelihood of which is not now reasonably ascertainable. We cannot provide assurance that we will have sufficient cash resources to pay those taxes and interest if and when they become payable. Furthermore, if our sales of vacation ownership interests should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods. Consequently, our liquidity and financial position could be adversely affected.

At December 31, 2003, our company, excluding our wholly-owned subsidiary, Genesis Investment Group, Inc., had net operating loss, or "NOL," carryforwards of $800,000. These NOL carryforwards expire in 2018 through 2020. At December 31, 2003, Genesis had federal NOL carryforwards of $1.3 million. These NOL carryforwards are limited as to usage because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes that result in more than a 50% change in ownership of the corporation within a three-year period. Such changes may occur as a result of new common stock issuances by our company or changes occurring as a result of filings with the SEC on Schedules 13D and 13G by holders of more than 5% of our common stock, whether involving the acquisition or disposition of common stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny our ability to use the NOLs in the future, which could require us to pay substantial additional federal and state taxes.

The limited resale market for vacation ownership interests could adversely affect our business.

Based on our experience with our resorts and ownership of vacation ownership interests at destination resorts owned by third parties, we believe that resales of vacation ownership interests generally are made at net sales prices below their original customer purchase price. The relatively lower sales price is partly attributable to the high marketing and sales costs associated with initial sales of such vacation ownership interests. Accordingly, the initial purchase of a vacation ownership interest may be less attractive to prospective buyers. Also, buyers who seek to resell their vacation ownership interests may compete with our efforts to sell our vacation ownership interests. While vacation ownership interest resale clearing houses or brokers currently do not have a material impact on our business, if a secondary market for vacation ownership interests were to become more organized and liquid, the availability of resale vacation ownership interests at lower prices could adversely affect our prices and the number of sales we can close. As a result, our business and results of operations may be adversely affected.

Downturns in general economic conditions can significantly impact our financial condition and operating results.

Any adverse change in general economic conditions, significant price increases, or adverse occurrences affecting the travel and tourism industry, such as the impact of war or terrorist activity, cyclical overbuilding in the hotel and vacation ownership industries and the financial condition of the airline industry and the impact on air travel, could have a material adverse effect on our company's business and results of operations. Such conditions or occurrences also may have an adverse effect upon the availability and cost of financing for our company and our customers, which could preclude us from making loans to customers for vacation ownership interest purchases or prevent our customers from paying off outstanding customer notes.

We could incur costs to comply with laws governing accessibility of facilities by disabled persons.

A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities. Although we believe our resorts are substantially in compliance with laws governing their accessibility by disabled persons, we may incur additional costs to comply with such laws at our existing or subsequently acquired resorts. Additional federal, state, and local legislation with respect to access by disabled persons may impose further burdens or restrictions on our company. We cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on our results of operations, liquidity or capital resources.

We may have losses that are not covered by insurance.

We carry comprehensive liability, business interruption, title, fire and storm insurance with respect to our resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties, which we believe are adequate.  There are, however, certain types of losses (such as losses caused by floods, acts of terrorism, or acts of war) that are not generally insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose our capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property.  Any such loss could have a material adverse effect on our results of operations, liquidity and financial positions.

Increased gasoline prices, an outbreak of war, acts of terrorism, or similar events could negatively impact our business.

Increased gasoline prices, war, or acts of terrorism, or similar events could reduce consumer travel. If consumer travel to our resorts and sales centers declines as a result these or other factors, we could experience lower income due to reduced room rentals and/or fewer opportunities for sales presentations to prospective purchasers of vacation ownership interests.

Our business is subject to seasonality and variability of quarterly results.

We historically have experienced quarterly fluctuations in our gross revenue and net income from operations. Our sales of vacation ownership interests typically have been lower during the first and fourth quarters of each year and we expect this trend to continue in the future. In addition, our earnings may be adversely affected by our ability to acquire or develop new resorts in a timely manner, fluctuations in travel and vacation patterns, and weather or other natural phenomena. As we enter new markets, we may experience additional fluctuations in our quarterly results or an increased impact of seasonality on our business and results of operations.

Certain of our existing shareholders have the ability to exert a significant amount of control over our company.

Under Arizona law, holders of our company's common stock are entitled to cumulative voting rights with respect to the election of our directors. Cumulative voting permits each holder of common stock to cast an aggregate number of votes equal to the number of directorships to be filled, multiplied by the number of shares of common stock as to which the holder is entitled to cast votes. Each holder may cast all of such votes in favor of any individual nominee or may allocate them among multiple nominees as the holder chooses. As a result, a holder of less than a majority of the outstanding common stock may elect one or more directors by casting all of his or her respective votes in favor of a single candidate. We currently have nine directors. Consequently, a holder of approximately 11.1% of our outstanding common stock will be able to independently elect one director.

At February 29, 2004, Joseph P. Martori beneficially owned approximately 37% of our outstanding common stock (and all of our officers and directors as a group beneficially owned approximately 47% of our outstanding common stock). Because of his ability to elect at least three of our directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected. To the extent that Mr. Martori elects to reinvest dividends paid on his shares of common stock and some of our other shareholders do not reinvest their dividends, Mr. Martori's percentage ownership of our outstanding common stock will increase, which could further increase Mr. Martori's control over our company.

At February 29, 2004, our Employee Stock Ownership Plan and Trust (ESOP) held approximately 22% of our outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the

ESOP that have been allocated to their respective accounts.  Our ESOP may acquire newly issued shares of common stock from us or already issued shares on the open market.  As our ESOP continues to acquire shares, an increasing concentration of our ownership will reside with our employees, including our executive officers.

It may be difficult for a third party to acquire us.

As an Arizona corporation, our articles of incorporation and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when those attempts may be in the best interests of our shareholders.  Our articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of common stock.  See "Description of Capital Stock."

Our Stock Price has been, and will likely continue to be, highly volatile, which may negatively affect our ability to obtain financing in the future.

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the prospectus, as well as other factors, including:

•

fluctuation in interest rates and other conditions that could adversely affect real estate values in general or the market for vacation ownership interests in particular;

•

price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•

any failure to meet market expectations.

From January 1, 2004 through November 9, 2004, the closing price of our common stock as reported on The American Stock Exchange ranged from a high of $15.90 to a low of $7.01.  As a result of this volatility, your investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this basis, it could result in substantial costs and a diversion of management's attention and resources.

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  There has been limited discovery and depositions to date.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2004, the Company entered into definitive purchase agreements to sell 415,778 shares of newly issued common stock at a price of $9.00 per share in a private placement to selected institutional and private investors.  An initial resale registration statement on Form S-3 was filed with the Securities and Exchange Commission on November 10, 2004 in connection with the issuance.  The Company intends to use the net proceeds for general corporate purposes, to acquire and develop new vacation ownership resorts and to continue to expand existing resorts. When issuing the foregoing securities, the Company will rely upon an exemption from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(i)

Exhibits

Exhibit No.

Description

3(ii).2

CERTIFICATE OF AMENDMENT TO THE AMENDED AND RESTATED BYLAWS

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

Date:  As of November 12, 2004