Form 10-K
period 2004-12-31
ILX RESORTS INC
filed 2005-03-31
CIK 819551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2004

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-13855
ILX RESORTS INCORPORATED
ARIZONA	86-0564171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Yes    X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

___ Yes

  X  No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 24, 2005
Common Stock, without par value	3,505,166 shares

At March 24, 2005, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $16.7 million.

Portions of Registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

 ILX RESORTS INCORPORATED

2004 Form 10-K Annual Report

Table of Contents

PART I

3

Items 1 and 2.  Business and Properties

3

Item 3.  Legal Proceedings

20

Item 4.  Submission of Matters to a Vote of Security Holders

20

PART II

21

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

21

Item 6. Selected Financial Data

22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

29

Item 8. Financial Statements and Supplementary Data

40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

40

Item 9A. Control and Procedures

40

Item 9B.  Other Information

40

PART III

40

Item 10. Directors and Executive Officers of the Registrant

40

Item 11. Executive Compensation

40

Item 12. Security Ownership of Certain Beneficial Owners and Management

40

Item 13. Certain Relationships and Related Transactions

40

Item 14. Principal Accounting Fees and Services

40

PART IV

41

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

41

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, pending litigation, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Items 1 and 2.  Business and Properties

The Company

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona (including the Roundhouse Resort), one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort which the Company is currently developing (Premiere Vacation Club at the Roundhouse Resort) (collectively, the “ILX resorts”).  The Company also holds 1,679 (excluding 143 weeks purchased by Premiere Vacation Club but not yet annexed) weeks at the Carriage House in Las Vegas, Nevada and 150 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.  One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

At December 31, 2004, the ILX resorts represented an aggregate of 592 units (excluding 21 units currently under construction at Premiere Vacation Club at the Roundhouse Resort) and 30,846 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 178 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 1,679 weeks in the Carriage House in Las Vegas, Nevada, and 150 weeks at the Scottsdale Camelback Resort.  The 30,846 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests.  The Company also holds additional interests, which consisted, at December 31, 2004, of an aggregate of approximately 24 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, California, Mexico and elsewhere (collectively, the “Additional Interests”), including 10 in the Roundhouse Resort which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2004, the Company increased the number of ILX resorts from two to ten (excluding the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 30,870 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House, the Scottsdale Camelback Resort Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues increased from $6.1 million in 1991 to $59.6 million in 2004.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (184 units including the adjacent Celebrity House), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (89 units), Rancho Mañana Resort in Cave Creek, Arizona (19 units), the development rights to build additional units adjacent to the existing Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units currently under construction), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 1,679 vacation ownership interests (excluding 143 weeks purchased by Premiere Vacation Club but not yet annexed) at the Carriage House in Las Vegas, Nevada, and the 150 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

Utilizing management’s development expertise, the Company developed and implemented the Varsity Clubs concept.  This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities.  The first Varsity Clubs, VCA–South Bend, consisting of 62 units, is located approximately three miles from the University of Notre Dame in South Bend, Indiana.  The second Varsity Clubs, VCA–Tucson, consisting of 60 units, is located approximately three miles from the University of Arizona in Tucson, Arizona.  The scope of the Company’s activities since 1991 have enabled the Company’s management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company’s operating and growth strategies, including property identification and acquisition, property development and rehabilitation, operation of resort properties and Vacation Ownership Interest sales and marketing.

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2003 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners 2003 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal automobile with 85% using their own car on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2004, the Company operated nine resorts (excluding Premiere Vacation Club at the Roundhouse Resort which is currently under construction) consisting of 592 units (excluding 21 units currently under construction in Pinetop, Arizona) and held 9,022.3 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club.  Third parties operate the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at or near selected ILX resorts and at the Carriage House.  In addition, the Company markets (only to its existing owners) at a sales office in Phoenix.

Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX resorts.  Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts.  Vacation Ownership Interests in individual ILX resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as II and Resort Condominiums International (“RCI”).  The majority of the Company’s inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in Premiere Vacation Club, qualify as “red time,” the highest demand classification for purposes of participation in such exchange networks.  The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities, natural beauty and food and beverage discounts at participating ILX resorts).

In addition to marketing through Premiere Vacation Club, the Company may in the future pursue the expansion of its proprietary branded Varsity Clubs concept.  Such expansion would focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States.  The Company presently has two Varsity Clubs, its prototype Varsity Clubs property, VCA–South Bend, located near the University of Notre Dame and its second Varsity Clubs, VCA–Tucson, located near the University of Arizona in Tucson, Arizona.  Future Varsity Clubs would be developed at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company.  In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban “city club” experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network.  The Company believes that Varsity Clubs offer features common to a “city club,” including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room.  In addition, the Varsity Clubs concept enables the Company to enlarge the Company’s target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities.  Varsity Clubs offer a flexible ownership structure that permits the purchase of Vacation Ownership Interests consisting of a single day, a collection of single days (such as selected days during an entire specified sports season) or a traditional one-week period, in addition to unlimited use of the common areas for “city club” use.  The Company believes that direct marketing to a large target base of potential purchasers with university affiliations may enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events.  The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs are developed.  The Company has created a Varsity Clubs wing to recognize the University of Nevada-Las Vegas (“UNLV”) at the Carriage House in Las Vegas.

In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  In October 2003, the Company executed an operating agreement with ACV International, L.L.C. (“ACV”) and Axon Capital.  ACV is a Las Vegas based real estate, hotel, casino and entertainment developer.  The Company intends to sell the property, known as Premiere Park, for development by others as a mixed use property, possibly including office space, cultural and entertainment venues, restaurants, retail and other ancillary uses.  The parcel presently includes a 25,000 square foot building which contains an office operated by the Company, club facilities for the UNLV golf team, offices and a special events entertainment venue leased to third parties.

During 2004, the Company sold 2,931 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 3,283 and 3,019 during 2003 and 2002, respectively.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $13,987 for an annual interest and $8,206 for a biennial interest, resulting in a weighted average price of $15,214 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2004 and $13,670 for an annual interest and $8,061 for a biennial interest, resulting in a weighted average price of $14,894 during the year ended December 31, 2003.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of purchases of additional Vacation Ownership Interests or the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2004, the Company had an existing inventory of 9,046.3 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club but excluding 143 weeks purchased by Premiere Vacation Club but not yet annexed).

The Resorts

The table below sets forth certain information, as of December 31, 2004, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 8 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

			Size of
			Units [1]		Resort Amenities
Resorts [2]	Location	S	1BR	2BR	Restaurant/Lounge	Whirlpool/Spa	Swimming Pool	Fitness Center	Local Amenities [3]

Los Abrigados Resort	Sedona, AZ		158	26 [4]	3/1	Y	Y-2	Y	B,BB,BL,
& Spa									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	3/1	Y	Y-2	Y	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	4/2	Y	Y	Y	BL,BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,T,

Bell Rock Inn	Village of	85 [5]	1	3	1/1	Y	Y-2	N	B,BB,BL,
	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V
Rancho Mañana Resort	Cave Creek, AZ			19	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH
Premiere Vacation Club at
the Roundhouse Resort [6]	Pinetop, AZ			21	0/0	Y	Y	N	C,D,F,FW
									G,H,MT,Sh,SS,
									T,TH
VCA–South Bend	South Bend, IN	3	54	5	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed
as Vacation Ownership Interests		160	289	125

Los Abrigados Lodge [7]	Sedona, AZ	39			N	N	Y	N	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Total		199	289	125

[1]	“S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
[2]	Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House, the Roundhouse Resort
and Scottsdale Camelback Resort has not been included in the following chart, as the Company only owns a number of, or has rights to market,
Vacation Ownership Interests at such resorts and does not own any of such resorts.
[3]	B - Basketball, BB - Bocce Ball, BL – Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums,
MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V – Volleyball, W - Watersports.
[4]	Includes the Celebrity House which is adjacent to Los Abrigados.
[5]	Bell Rock Inn is currently undergoing renovations which will result in a reduction in number and a different mix of units upon completion. As a result of additional room renovations and reconfigurations, a total of 85 units consisting of 78 studios, 3 one-bedrooms and 4 two-bedrooms exist as of the first quarter of 2005.
[6]	Currently under construction.
[7]	The Los Abrigados Lodge is not registered nor marketed for sale as Vacation Ownership Interests. Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.

Description of ILX Resorts

Los Abrigados Resort & Spa.  Los Abrigados Resort & Spa (“Los Abrigados”) is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona.  This resort consists of 184 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges.  Los Abrigados offers one- and two-bedroom units each with a separate living area, bedroom, mini-kitchen and balcony or patio.  Twenty-eight suites offer a fireplace and whirlpool spa as well.  Forty-four units feature full kitchens.  The Celebrity House is a luxury stand-alone unit adjacent to the property and includes its own pool, spa, fireplace and full size kitchen.  Los Abrigados is designed in southwestern décor and is surrounded by the dramatic red rocks of Oak Creek Canyon.  This resort has an on-site sales office.

Amenities at the resort include three restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball court, miniature golf, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities.  In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible.  Los Abrigados is an II Five-Star resort.

As of December 31, 2004, Los Abrigados contained 9,568 Vacation Ownership Interests, of which approximately 272 remained available for sale (excluding 3,730.5 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.

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

As of December 31, 2004, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 113.5 remained available for sale (excluding 317.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Kohl’s Ranch Lodge.  Kohl’s Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona.  It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world.  Kohl’s Ranch consists of 66 units.  Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in the duplex cabin overlooking the creek.  This resort has an on-site sales office.

Kohl’s Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children’s playground, gazebos and sport court.  Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace.  In addition, Kohl’s Ranch offers a unique pet resort facility.  Kohl’s Ranch is an II resort.

As of December 31, 2004, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which approximately 18 were available for sale (excluding 2,861 Vacation Ownership Interests owned by Premiere Vacation Club).

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

Golden Eagle is centered around the historic Crag’s Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort’s main lodge.  Amenities offered at this resort include a restaurant, bar and library, as well as six guest rooms in a freestanding building.  Each unit at Golden Eagle features a fully equipped kitchenette, and living and dining areas.  Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions.  Golden Eagle is an II resort.

As of December 31, 2004, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 122 were available for sale (excluding 957 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

Sea of Cortez Premiere Vacation Club.  Sea of Cortez Premiere Vacation Club is an ocean front property on the Sea of Cortez in San Carlos, Sonora, Mexico.  The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one- and two- bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company markets such Vacation Ownership Interests exclusively through Premiere Vacation Club.  This resort has an on-site sales office.

Sea of Cortez Premiere Vacation Club has a swimming pool, outdoor restaurant and lounge, volleyball court and beach access, and each unit has an ocean view, a separate living area, bedroom(s), full kitchen and balcony or patio.  Amenities of the adjacent San Carlos Plaza Resort are also available to Premiere Vacation Club owners.  Such amenities include an outdoor swimming pool, whirlpool spa, fitness center, three restaurants, including a Joey Bistro consistent with the restaurant theme originally introduced at Los Abrigados, several lounges, a disco, gift shops and water sports equipment.  Sea of Cortez Premiere Vacation Club is an II Five-Star resort.

All 1,500 Sea of Cortez Premiere Vacation Club Vacation Ownership Interests have been annexed into Premiere Vacation Club.

The Company continues to evaluate the market for the possibility of expansion of this property on contiguous real estate.

Bell Rock Inn. The Bell Rock Inn, in the Village of Oak Creek, Arizona is located approximately six miles south of Los Abrigados Resort & Spa.  The resort originally consisted of 96 studio lodging units, most of which included a fireplace and mini-kitchen facilities on approximately four acres of land.  Renovations are in process which will add one and two-bedroom units, bringing the total number of units to 85.  The Company may complete future renovations that will further change the number and mix of units.  The Bell Rock Inn has a full service restaurant and lounge, both of which are leased to an unaffiliated operator, with a large outdoor dining patio, two heated pools, a whirlpool spa, outdoor fireplaces and banquet/meeting space.  The Bell Rock Inn is an II resort.

As of December 31, 2004, the Company holds 4,628 Vacation Ownership Interests in the Bell Rock Inn, all of which are held by Premiere Vacation Club.

Rancho Mañana Resort.  In July 2004, the Company purchased Rancho Mañana Resort located in Cave Creek, Arizona, approximately 25 miles from Phoenix, Arizona.  Surrounded by the high sonoran desert, this resort offers 19 luxuriously appointed and spacious casitas on approximately two acres and an additional 3.81 acres for further development.  The casitas are 1,500 square feet and include two bedrooms, two bathrooms, a jacuzzi in the master bathroom, a fireplace and a full kitchen.  Amenities at the resort include a lagoon style pool and jacuzzi, outdoor gas barbeque grills and an adobe fireplace.  The property is adjacent to a European style spa and athletic club, an 18-hole championship golf course and a full service restaurant and lounge (all operated by third parties).  This resort has an on-site sales office.  Rancho Mañana is an II Five-Star resort.

The Company intends to build 20 additional two-bedroom units and certain common area amenities on the 3.81 acres with completion expected in 2006.  As of December 31, 2004, Rancho Mañana contained 988 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Premiere Vacation Club at Roundhouse Resort.  The Company is currently building 21 two-bedroom log-sided cabins, a pool and spa which were under development at December 31, 2004.  The development is on four acres of land in Pinetop, Arizona.  The 1,092 Vacation Ownership Interests were annexed into Premiere Vacation Club in early 2005.  Upon completion, expected in the third quarter of 2005, the property will be an II resort.

Roundhouse Resort.  The Roundhouse Resort, is a fully sold out 59-unit timeshare resort located on 9.5 acres in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix, Arizona.  The resort is an RCI resort and is proximate to golf courses, skiing, horseback riding and other outdoor activities.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2004, the Company holds 10 Vacation Ownership Interests in the Roundhouse Resort (excluding the 178 Vacation Ownership Interests owned by Premiere Vacation Club) and is developing units on land adjacent to the resort, which is known as Premiere Vacation Club at the Roundhouse Resort.

VCA–South Bend.  The Company’s first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA–South Bend offers 62 units, consisting of studio, one- and two-bedroom suites.

Each one- and two-bedroom suite at VCA–South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa.  Common areas at the resort include the Stadium Sports Lounge, which offers a variety of food and beverages and features a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children’s playground, billiards room, putting green, library, gift shop, business center and special events facilities.  VCA–South Bend is an II Five-Star resort.

As of December 31, 2004, this resort contained 3,224 one-week Vacation Ownership Interests, of which 368.79 were available for sale (excluding 1,469.5 Vacation Ownership Interests owned by Premiere Vacation Club).  Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests).  The Company continues to evaluate the market for the possibility of such expansion.

VCA–Tucson.  The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA–Tucson offers 60 units, consisting of studio, one- and two-bedroom suites.  This resort has an on-site sales office.

VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications for operating efficiencies and to reflect the regional style.  Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa.  Amenities at this resort include a Sports Lounge designed similar to that at VCA–South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, putting green, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children’s playground and special events facilities.  VCA–Tucson is an II Five-Star resort.

At December 31, 2004, this resort contained 3,120 one-week Vacation Ownership Interests, of which 75.5 were available for sale (excluding 2,841.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Los Abrigados Lodge.  In September 2000, the Company entered into an agreement to lease an existing hotel in Sedona, Arizona, commencing October 1, 2000 and terminating on December 31, 2021.  The lease contains a provision in which the lease term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021.  The property is used for hotel accommodations, mainly for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2004, this resort contains 39 units.  These units are not offered for sale as Vacation Ownership Interests.

The Carriage House

In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2004, the Company has purchased additional inventory and intends to continue to acquire Vacation Ownership Interests in the Carriage House and annex the interests into Premiere Vacation Club in the future.  At December 31, 2004, the Company holds 1,679 Vacation Ownership Interests (excluding 143 weeks purchased by Premiere Vacation Club but not yet annexed), all of which have been annexed into Premiere Vacation Club.

The Carriage House is a non-gaming suite hotel located one block off the “Strip” in Las Vegas.  The property contains a heated pool, whirlpool, tennis court and basketball court.  The Carriage House is an II resort.  The Company operates a Joey Bistro restaurant on the top floor of the hotel with spectacular views of the "Strip" and in keeping with the restaurant concept originally introduced at Los Abrigados.  The Company also has a sales office at the Carriage House.

Scottsdale Camelback Resort

In February 2004, the Company purchased 150 two-bedroom Vacation Ownership Interests in Scottsdale Camelback Resort in Scottsdale, Arizona and annexed those weeks into Premiere Vacation Club.

Scottsdale Camelback Resort is located in the foothills of Camelback Mountain.  The property contains spacious villas that include full kitchens, fireplaces and garden style bathtubs.  The resort’s amenities include a pool, spa, tennis and racquetball courts, fire pit, fitness center and a restaurant. Scottsdale Camelback Resort is an II Five-Star resort.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002 and 2004, the Company annexed additional units and as of December 31, 2004, Premiere Vacation Club included a total of 21,300 Vacation Ownership Interests.  The 21,300 Vacation Ownership Interests annexed into the Club consist of 3,730.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 317.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,861 Vacation Ownership Interests in Kohl’s Ranch Lodge, 957 Vacation Ownership Interests in Golden Eagle, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 1,469.5 Vacation Ownership Interests in VCA–South Bend, 2,841.5 Vacation Ownership Interests in VCA–Tucson, 4,628 Vacation Ownership Interests in Bell Rock Inn, 988 Vacation Ownership Interests in Rancho Mañana Resort, 178 Vacation Ownership Interests in the Roundhouse Resort, 1,679 Vacation Ownership Interests in the Carriage House and 150 Vacation Ownership Interests at Scottsdale Camelback Resort.

At December 31, 2004, 8,052.5 of the 21,300 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and is offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2004, the Company owned vacation ownership interests in a resort in South Africa, four right-to-use Vacation Ownership Interests in a resort in Mexico and one to two Vacation Ownership Interests in each of a number of additional resorts, all of which it holds for resale.

Phoenix Sales Office

The Company has a sales office in the same building that contains its corporate headquarters in which it markets to existing owners residing in the Phoenix and surrounding areas.  This facility also houses certain other marketing functions.

Las Vegas Leasehold Interest

In July 2001, the Company acquired a 50 year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  In October 2003, the Company executed an operating agreement with ACV International, L.L.C and Axon Capital.  ACV is a Las Vegas based real estate, hotel, casino and entertainment developer.  The Company intends to sell the property, known as Premiere Park, for development by others as a mixed use property, possibly including office space, cultural and entertainment venues, restaurants, retail and other ancillary uses.  The parcel presently includes a 25,000 square foot building which contains an office operated by the Company, club facilities for the UNLV golf team, offices and a special event entertainment venue both of which are leased to third parties.

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

Customer Satisfaction.  The Company believes that its inventory of highly desirable resorts with extensive amenities, combined with flexible purchase options have resulted in a high level of customer satisfaction.  Each of the ILX resorts is located in an area with unique tourist attractions and offers food, beverage and other amenities comparable to full-service commercial lodging facilities, at discounted prices to ILX owners at the facilities it operates.  As a result, the Company believes ILX owners generally have a high level of satisfaction, resulting in additional purchases and increased goodwill.  The Company capitalizes upon this by directing a portion of its marketing efforts towards increasing sales of Vacation Ownership Interests to ILX owners.

Enhanced Amenities.  Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests and does not have a restaurant and the Premiere Vacation Club at the Roundhouse Resort) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high quality resorts.  Many resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “The Resorts.”

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

Convenient Access Resorts.  The Company’s CARs are typically located within a two-hour drive of an ILX owner’s principal residence, which accommodates a demand for more frequent and convenient “short-stay” vacations without the costs and difficulties of air travel.  This proximity also facilitates marketing of the Company’s Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at the various properties included in Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network.  In addition to the use of their Vacation Ownership Interest, owners who have purchased from ILX are also entitled to day-use of the offered amenities and discounted food, beverage and other services at their individual ILX resort or, in the case of Premiere Vacation Club members, at ILX resorts included in Premiere Vacation Club, with some exceptions, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

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

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  The vast majority of the Company’s inventory of Vacation Ownership Interests qualify as “red time,” the highest demand classification for purposes of participation in exchange networks such as II and RCI.  The Company intends to develop additional Premiere Vacation Club resorts in other western United States sites that offer natural settings or other attractions to entice tourists to visit such locations.

Integrated In-House Operations.  Substantially all of the Company’s marketing, sales, development, property management, financing and collections operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest (“Customer Notes”).  In addition, the Company operates all of the ILX resorts on a centralized basis, with operating and maintenance costs paid from ILX owners’ dues as well as hotel rental revenues.  The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations that may result in lower overall costs than generally associated with outsourcing such operations.  Such integration also facilitates the Company’s Premiere Vacation Club and the ILX resorts’ qualification in the II and RCI exchange networks, among others.

Directed Marketing.  The Company’s marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX resorts or a likelihood of frequent travel.  The Company’s marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX resorts or at non-affiliated hotels in popular destinations in the western United States and Mexico or discounted or complimentary area activities to visitors to its resort destinations).  By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact than other promotions.  In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies.  The Company believes that a high-quality “city club” experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Clubs.  Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed.  The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 988 Vacation Ownership Interests in Rancho Mañana Resort, 1,679 (excludes 143 Vacation Ownership Interests purchased directly by Premiere Vacation Club but not yet annexed) Vacation Ownership Interests in the Carriage House in Las Vegas and 150 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona, Nevada and Mexico, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club.

Varsity Clubs of America

The Company may in the future pursue the expansion of its proprietary branded Varsity Clubs concept.  The Company would focus on development of additional Varsity Clubs near prominent colleges and universities in the western United States, or elsewhere, located in areas with a significant base of existing tourism and access to major population centers.  The Company created a Varsity Clubs wing which recognizes UNLV at the Carriage House, which is approximately one mile from campus.  The Varsity Clubs of America concept is primarily intended to offer residents in major population centers a “city club” experience with day-use privileges regularly available, as well as the opportunity to exchange their Vacation Ownership Interest through the exchange networks in which ILX owners participate.  The Varsity Clubs concept also seeks to maximize the appeal of such urban timeshare resorts by strategically locating each of them proximate to one or more prominent colleges and universities with nationally recognized athletic, cultural and other events.  Large universities host a variety of sporting, recreational, academic and cultural events that create a substantial and relatively constant influx of participants, attendees and spectators.  The Varsity Clubs concept is designed to address the specific needs of these individuals and entities by creating specialty vacation ownership resorts that have a flexible ownership structure, enabling the purchase of anything from a single day, a collection of single days (such as an entire football or other sports’ season) or a traditional one-week period.  Each Varsity Clubs facility operates as a hotel to the extent of unsold or unused vacation ownership inventory.

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

The first Varsity Clubs facility is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois.  Customers purchase deed and title to a floating period’s use of a unit and unlimited day-use privileges at the common areas of the property.  Purchasers may also receive the right-to-use the facility on specified dates, such as dates of home football games, for which they pay a premium.  To date, VCA–South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.

The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona.  This second Varsity Clubs offers 60 suites, or 3,120 one-week intervals.  VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes.  The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 900,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 200,000 people.  The Company believes that all of these factors increase the appeal of VCA–Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks.  The VCA–Tucson on-site sales office offers customers both Premiere Vacation Club and VCA–Tucson Vacation Ownership Interests.  Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, including VCA-Tucson and VCA-South Bend, as well as a variety of additional benefits.

The Company would consider development of additional Varsity Clubs facilities that meet its specified criteria.  Management believes there exist numerous sites in the western United States, or elsewhere, that are attractive for the development of additional Varsity Clubs.  The Company believes that Varsity Clubs brand name recognition would be enhanced with the offering of additional facilities.  Varsity Clubs expansion efforts would likely be primarily focused on metropolitan areas in the western United States, each located near one or more large universities, but the Company will assess other potential opportunities as they arise.  Ideally, the Company would seek to place additional Varsity Clubs near universities that are located in or convenient to popular tourist destination locations in or near large metropolitan areas.

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

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its six sales offices located at ILX resorts and the Carriage House, and from an offsite sales office in Phoenix.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its Las Vegas and Tucson sales offices by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 120 employees at December 31, 2004, including approximately 100 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 16.6% of Vacation Ownership Interest sales by the Company during 2004.  During 2003 and 2002, sales to ILX owners accounted for 17.0% and 16.7% of the Company’s total sales, respectively.

Prior to June 1998, the Company’s inventory of Vacation Ownership Interests had historically consisted of a one-week interval that could be used on an annual or an alternate-year basis in a specified ILX resort during a specified range of dates.  ILX owners could also participate in exchange networks such as II and RCI.  Commencing in June 1998, the Company began offering deeded membership interests in its Premiere Vacation Club, which permit a member to stay at one or more of the participating ILX resorts for up to one week on an annual or alternate-year basis. Premiere Vacation Club members may divide their stays into shorter vacations at any time between a specified period of time, enjoy unlimited day-use and discounted goods and services at certain ILX resorts, as well as a variety of other benefits.  The Company believes that the variety and flexibility of use options associated with its inventory of Vacation Ownership Interests are uniquely attractive to customers.

Customer Financing

The Company currently provides financing for approximately 80% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 14.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2004, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $39.1 million, of which $30.2 million were serviced by one outside vendor and had a weighted average yield of 14.9% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 6.75% per annum.

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

Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated.  Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2004, the Company retained Customer Notes in an aggregate principal amount of $39.1 million as compared to $7.9 million at December 31, 1995.

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

At December 31, 2004, the Company had an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with 10% of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  At December 31, 2004, $8.7 million of the $30.0 million commitment was available to the Company.  The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, has a draw period through 2005, and a maturity date of 2010.  At December 31, 2004, $9.8 million was available to the Company under this commitment.  The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2002, 2003 and 2004, the aggregate amount of these reserves was $3.1 million, $4.8 million and $3.3 million, respectively.  During 2003, the Company’s provision for doubtful accounts exceeded actual write-offs by $1.7 million.  In 2002 and 2004, the Company’s actual write-offs exceeded the provision for doubtful accounts by $0.5 million and $1.5 million, respectively.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  In 2004, the Company wrote off receivables for which it had not exhausted collection efforts and had not accepted a deed back to the underlying property, thereby accelerating such write offs.  Future collections on such notes, if any, will be reported as increases to the allowance in the year collected.  The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2004, the Company received $19.0 million in net revenues from these operations, consisting of $12.0 million in room rental and vacation interval owner dues revenue, $4.7 million in food and beverage revenue and $2.3 million in other revenue.  Of these amounts, Los Abrigados contributed $9.6 million, or 50.5% of the Company’s total resort operations revenues in 2004.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Historically, the Company’s resort operation activities have generated a less significant portion of the Company’s net profits than its core business of sales of Vacation Ownership Interests.  Revenues from resort operations typically vary significantly from one ILX resort to another.  In addition, changes in revenue received from these operations have not typically correlated with fluctuations in the Company’s revenues from sales of Vacation Ownership Interests.  Management expects this trend to continue in the future as resort occupancy by owners of Vacation Ownership Interests, who pay a lower rate through their dues than the rate charged traditional resort guests, increases; the Company acquires or builds new resorts that are in different phases of the sales life cycle and therefore have different use patterns between vacation owners and resort guests than the existing portfolio of resorts; and because future resorts may have different rate structures, reflective of their location and amenities, than existing resorts.  The Company believes that its resort management activities directly complement the Company’s efforts with respect to the marketing and sales of Vacation Ownership Interests.

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

The SWI personal care products had historically been marketed under its proprietary Red Rock Collection brand name through the ILX resorts.  Commencing in the second quarter of 1998, these products were marketed under the brand name “Sedona Spa” and, in connection with such change certain modifications to the product line were implemented.  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company’s sales tours and presentations.  The Company uses direct mail to market Sedona Spa products to resort customers and tour participants who have previously used the products. Pursuant to an agreement to provide SWI financing to fund working capital shortfalls through November 30, 2001, the Company had advanced SWI $108,000 as of December 31, 2001.  On January 2, 2002 the Company entered into a General Bill Of Sale, Assignment and Assumption Agreement with SWI whereby the Company assumed all of the assets and liabilities of SWI in full satisfaction of this advance.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets, as well as continuing to expand marketing efforts outside the Company.

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

Greens Worldwide Incorporated.  In August 2002, the Company invested $1,000,000 in cash for 8,000,000 shares, or an approximately 36.4% ownership interest in Greens Worldwide Incorporated (“GWWI”) and subsequently advanced funds to GWWI.  GWWI subleased 23-acres of the Company's 44-acre parcel in Las Vegas, Nevada.  GWWI ceased operations in the fourth quarter 2003 and the Company’s share of its operations is included in discontinued operations.  The Company recorded an impairment of $2.9 million on its note receivable from and investment in GWWI in December 2003.  At December 31, 2004, the Company owns 8,000,000 shares (266,667 shares post reverse split) of GWWI common stock carried at $20,000.

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company’s participation in the Vacation Ownership Interest exchange networks operated by II and RCI, the leading exchange network operators.  In the “2003 Ragatz Associates Resort Timesharing in the United States Report,” exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their motivation to purchase an interest.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  At December 31, 2004, approximately 94% of the Vacation Ownership Interests at the ILX resorts qualify as “red time,” the highest demand classification, thereby increasing the exchange opportunities available to ILX owners.  If II or RCI is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers certain interested purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

The Vacation Ownership Interest industry consists of a large number of local and regional resort developers and operators.  In addition, some of the world’s most widely-recognized lodging, hospitality and entertainment companies sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide Inc. and Cendant Corporation.  In addition, other publicly traded companies such as, Silverleaf Resorts, Inc. and Bluegreen Corporation currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry.  There can be no assurance that the Company will be able to successfully compete with such companies.

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

Employees

As of December 31, 2004, the Company had approximately 900 employees, of which approximately 560 were employed on a full-time basis (including approximately 300 employed on a full-time equivalent basis of 20 hours per week).  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

Item 3. Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel has identified as purported “class representatives.”  The plaintiffs have taken no depositions.  All matters in the litigation have been stayed by stipulation and order while the Company and plaintiffs seek to negotiate a settlement.  The ultimate effect to the Company is currently unknown.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sales prices for the Common Stock.  The information is as reported by the American Stock Exchange, which listed the Common Stock of the Company on February 11, 1998.  As of December 31, 2004, the Common Stock was held by approximately 632 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  The dividend was paid in quarterly installments of $0.10 per share commencing April 10, 2003.  In November 2003, the dividend was increased to $0.42 per share and was paid in quarterly installments in 2004.  In October 2004, the dividend was increased to $0.44 per share, payable quarterly for 2005.  Dividends on Common Stock are subordinate to dividends payable on the Company’s Series A and Series C Preferred Stock.

	Common Stock
	High	Low
Year Ended December 31, 2003
First Quarter	$9.00	$7.71
Second Quarter	8.80	6.40
Third Quarter	8.64	7.30
Fourth Quarter	7.25	6.00
Year Ended December 31, 2004
First Quarter	11.55	7.00
Second Quarter	10.85	8.76
Third Quarter	11.14	8.75
Fourth Quarter	16.65	9.50

Item 6. Selected Financial Data

The selected consolidated historical financial information set forth below for the five years ended December 31, 2004 has been derived from the consolidated financial statements of the Company.

The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2000	2001	2002	2003	2004
	(In Thousands, Except Per Share Data)
Revenues	$ 43,053	$ 48,309	$ 58,593	$ 65,390	$ 59,629
Net income from continuing operations	1,533	2,032	3,082	2,751	2,717
Net income (loss) from discontinued operations	-	-	1	(1,833)	(36)
Net income per share-basic from continuing operations	0.40	0.62	1.03	0.93	0.89
Net loss per share-basic from discontinued operations	-	-	-	(0.63)	(0.01)
Net income per share-diluted from continuing operations	0.39	0.61	1.00	0.91	0.88
Net loss per share-diluted from discontinued operations	-	-	-	(0.62)	(0.01)
Total assets	65,545	74,125	80,421	83,339	89,260
Notes payable	33,851	41,619	44,729	48,193	46,993
Shareholders’ equity	25,835	25,785	27,747	27,253	33,225

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

Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns seven resorts in Arizona (including the Roundhouse Resort), including a resort adjacent to an existing resort in Arizona, which is currently under development (Premiere Vacation Club at the Roundhouse Resort), one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, 1,679 (excluding 143 weeks purchased by Premiere Vacation Club but not yet annexed) Vacation Ownership Interests in a resort in Las Vegas, Nevada and 150 weeks at a resort in Scottsdale, Arizona.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX Resorts Incorporated and its wholly owned and majority-owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals, the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Depreciation expense was $914,346, $1,205,615 and $1,409,138 for the years ended December 31, 2002, 2003 and 2004, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  During the fourth quarter 2003, the Company exercised its rights under the Pledge Agreement with GWWI and secured certain assets as partial reimbursement for its note receivable.  The Company also reviewed its investment in GWWI and determined it was impaired (See Note 14 of Notes to Consolidated Financial Statements). As of December 31, 2004, the Company does not consider any of its long-lived assets to be impaired.

Segment Reporting

The Company has a single segment in the timeshare resort industry.  Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

Results Of Operations

The following table sets forth certain operating information for the Company.

	Year Ended December 31,
	2002	2003	2004
As a percentage of total revenues:
Sales of Vacation Ownership Interests	61.9%	62.3%	61.3%
Resort operating revenue	28.3%	29.0%	31.8%
Interest income	9.8%	8.7%	6.9%
Total revenues	100.0%	100.0%	100.0%

As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	14.5%	13.3%	13.0%
Sales and marketing	62.6%	65.8%	62.0%
Provision for doubtful accounts	4.4%	5.5%	4.4%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	18.6%	15.5%	20.6%

As a percentage of resort operating revenue:
Cost of resort operations	89.4%	88.1%	85.3%

As a percentage of total revenues:
General and administrative	11.0%	9.7%	10.3%
Depreciation and amortization	2.0%	2.7%	3.3%
Operating income	12.3%	10.4%	11.3%

Selected operating data:
Vacation Ownership Interests sold (2)(3)	2,016	2,191	1,935
Average sales price per Vacation Ownership Interest sold
(excluding revenues from Upgrades) (2)	$ 14,670	$ 14,894	$ 15,214
Average sales price per Vacation Ownership Interest sold
(including revenues from Upgrades) (2)	$ 17,629	$ 18,020	$ 18,272

______________

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 3,019, 3,283 and 2,931 biennial and annual Vacation Ownership Interests for the years ended December 31, 2002, 2003 and 2004, respectively.

Comparison of Year Ended December 31, 2003 to December 31, 2004

Sales of Vacation Ownership Interests decreased 10.3% or $4.2 million in 2004 to $36.6 million from $40.8 million in 2003, reflecting decreased sales from the Las Vegas sales office.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced.  Upgrade revenue decreased 13.6% to $5.9 million in 2004 from $6.8 million in 2003.  The decrease reflects the $1.0 million in revenue in 2003 from a special program in which owners in the vicinity of VCA South Bend were invited to upgrade their Varsity Club ownership to Premiere Vacation Club.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 2.1% to $15,214 in 2004 compared to $14,894 in 2003 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 1.4% to $18,272 in 2004 from $18,020 in 2003.

The number of Vacation Ownership Interests sold decreased 11.7% to 1,935 in 2004 from 2,191 in 2003.  Sales of Vacation Ownership Interests in 2004 included 1,992 biennial Vacation Ownership Interests (counted as 996 annual Vacation Ownership Interests) and 939 annual Vacation Ownership Interests compared to 2,185 biennial Vacation Ownership Interests (counted as 1,092.5 annual Vacation Ownership Interests) and 1,098 annual Vacation Ownership Interests in 2003.  The decrease reflects the reduced scale of the Las Vegas sales office in 2004.

Resort operating revenues were consistent at $19.0 million in 2004 and 2003.  The cost of resort operations decreased $0.5 million, or 3.0% to $16.2 million in 2004 from $16.7 million in 2003.  Cost of resort operations as a percentage of resort operating revenue decreased to 85.3% in 2004 from 88.1% in 2003.  These decreases reflect the fourth quarter 2003 closure of Bogee’s Sports Bar & Grill (“Bogee’s”) in Las Vegas, Nevada and improved operating results at the Joey Bistro restaurant at the Carriage House in Las Vegas, Nevada.

Interest income decreased by 27.7% to $4.1 million in 2004 from $5.7 million in 2003, reflecting a fluctuation in the mix of hypothecated and sold paper between years.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased to 13.0% in 2004 from 13.3% in 2003, as a result of an increase in minimum sales prices for certain types of Vacation Ownership Interests in Premiere Vacation Club.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 62.0% in 2004 compared to 65.8% in 2003, reflecting improved efficiences of the Las Vegas sales office.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales decreased to 4.4% in 2004 from 5.5% in 2003.  The higher percentage in 2003 resulted from a bulk entry based on a quarterly analysis.

General and administrative expenses decreased 3.4% to $6.1 million in 2004 from $6.4 million in 2003.  General and administrative expenses increased between years as a percentage of total timeshare revenues from 9.7% in 2003 to 10.3% in 2004.  The decrease in actual expenses reflects lower contributions to the ESOP plan in 2004 and decreased expenses in Las Vegas, offset by increased salaries and related payroll taxes.

Interest expense increased 2.9% from $2.2 million in 2003 to $2.3 million in 2004, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes, and a lower average balance in 2004.

2003 discontinued operations reflect the cessation of operations by GWWI and the reporting of the impairment of the Company’s note receivable from GWWI and investment in GWWI, as well as its operating losses, and rent, net of tax benefits, all as further described in the comparison of years 2002 and 2003 below.  The loss from discontinued operations of $36,082 in 2004 reflects the write-off of funds advanced to GWWI in 2004 of $60,136, net of a tax benefit of $24,054.

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

Resort operating revenues increased 14.3% or $2.4 million from $16.6 million in 2002 to $19 million in 2003, reflecting increased occupancy at all resorts, revenue from the Joey Bistro restaurant at the Carriage House in Las Vegas which opened in late November 2002, and revenue from Bogee’s in Las Vegas which was open from July 2003 through October 2003.  The cost of resort operations increased $1.9 million, or 12.6% to $16.7 million in 2003 from $14.8 million in 2002.  This increase is due to initial costs at Bogee’s and operating losses incurred at both the Joey Bistro restaurant at the Carriage House and Bogee’s in Las Vegas, Nevada.  Cost of resort operations as a percentage of resort operating revenue decreased slightly to 88.1% in 2003 from 89.4% in 2002.

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

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 65.8% in 2003 compared to 62.6% in 2002, reflecting the greater scale of the Las Vegas sales center in 2003 and lower closing rates in the first two quarters of 2003 and higher marketing costs in 2003 for the Sedona sales office.  The Las Vegas sales center opened in the first quarter of 2002 and the Company continues to adjust and refine the sales and marketing methods of this new operation.  The office generated substantially increased tours and sales between years.  However, sales were at a greater sales and marketing cost as a percentage of sales than the Company’s established offices.  In October 2003, the Las Vegas sales operation was relocated from its offsite location to the Carriage House and the scale of the operation was reduced with the intent of generating fewer tours to this office but a greater sales volume per tour and reduced sales and marketing costs as a percentage of sales revenue.  Changes continue to be made to this operation to optimize it potential.

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

Discontinued operations decreased from $950 in 2002 to a loss of $1.8 million in 2003.  In 2002, the Company invested $1,000,000 for 8,000,000 (266,667 post reverse stock split) shares, or an approximately 36.4% ownership interest in GWWI.  In addition, GWWI subleased 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada as well as a portion of the existing building.  The 2002 results included the rental income of $127,170 offset by the 36.4% share of GWWI’s operating losses of $125,587, net of tax expense of $633.  In 2003, the Company advanced funds and entered into a Promissory Note agreement with GWWI.  GWWI commenced operations in July 2003 but did not achieve the results contemplated in its business plan.  It ceased operations on October 31, 2003 and its lease was terminated.  The Company exercised its rights under the Pledge Agreement associated with the Note Receivable and assumed GWWI leasehold improvements and furniture and equipment valued at $478,016 in partial satisfaction of the Note.  The remaining principal balance of $2,395,423, the impairment of the GWWI investment and the quarterly losses taken in 2003 of $946,383, and the GWWI rent of $286,132 are included in discontinued operations in 2003, net of a tax benefit of $1,222,269.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash provided by operating activities was $6.4 million in 2004 as compared to $10.4 million in 2003 and $5.6 million in 2002.  The decrease in cash provided by operations from 2003 to 2004 reflects a net increase in resort property held for Vacation Ownership Interest sales and resort property under development due to decreased sales of Vacation Ownership Interests in 2004 and additions in 2004 for the construction of the Premiere Vacation Club at the Roundhouse Resort, renovations at the Bell Rock Inn and the purchase of Rancho Manana Resort.  Also contributing to the decrease is the impairment of the note receivable from and undistributed losses on the equity investment in GWWI, offset by the increased net income and related income taxes.  The increase in cash provided by operations from 2002 to 2003 reflects a net decrease in resort property held for Vacation Ownership Interests sales and resort property under development due to increased sales and fewer additions in 2003, the non-cash gain on sale of property and equipment included in 2002 net income, and the undistributed losses on the equity investment in GWWI, net of decreased net income and related income tax expense, and the effect of common stock issued to employees in lieu of cash compensation in 2002.

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

The fluctuations in cash provided by financing activities from $3.3 million in 2002 to $1.5 million in 2003 and $2.2 million in 2004, reflect greater net borrowings on notes payable related to construction costs in Las Vegas, Nevada, Los Abrigados and Kohl's Ranch in 2002, as well as the common stock dividends paid in 2003 and 2004, net of the decrease in treasury stock purchases each year since 2002 and the proceeds from the issuance of common stock under a private placement in 2004 (See Note 10 of Notes to Consolidated Financial Statements).

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

At December 31, 2004, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $900,000, which are limited as to usage, because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

In addition, Section 382 of the Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes which result in more than a 50% change in ownership of a corporation within a three-year period.  Such changes may result from new Common Stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the Common Stock, whether involving the acquisition or disposition of Common Stock.  If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes (See Note 7 of Notes to Consolidated Financial Statements).

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions and loans to customers in connection with the Company’s Vacation Ownership Interest sales.  Net cash used in investing activities in 2002, 2003 and 2004 was $10.0 million, $12.3 million, and $4.8 million, respectively.  The decrease in cash used in investing activities in 2004 as compared to 2003 and 2002, is reflective of the decrease in notes receivable due to decreased sales of Vacation Ownership Interests generated by the Las Vegas sales office in 2004 and early payoffs on hypothecated notes, as well as a decrease in purchases of property and equipment in 2004 due to a reduction in construction activity in Las Vegas.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the ESOP used these funds to exercise options to purchase 100,000 shares of stock from the Company.  In addition, in 2002, the ESOP acquired 22,000 shares of common stock through a note guaranteed by the Company (see Note 10 of Notes to Consolidated Financial Statements).  During 2003, the Company contributed $181,500 to the ESOP and the funds were used to repay the note guaranteed by the Company.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.  Such borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

At December 31, 2004, the Company has an agreement through 2005 with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At December 31, 2004, $8.7 million of the $30.0 million commitment was available to the Company.

The Company also has a financing commitment aggregating $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%. The $30.0 million borrowing period expires in 2005 and the maturity is in 2010.  At December 31, 2004, approximately $9.8 million is available under this commitment.

In December 2000, the Company acquired for $1,010,000 cash the Sedona Station adjacent to Los Abrigados to be the site of its new Sedona sales center.  In March 2001, the Company borrowed $808,000, which was secured by the property and bore interest at a fixed rate of 8.625%.  In March 2002, the Company completed a transaction with Edward John Martori ("EJM").  EJM had been a creditor of the Company and was a direct and indirect major shareholder of the Company.  EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction.  The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as part of the transaction.  The balance of the purchase price was paid to the Company in cash.  The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $165,000 in rent expense for the twelve months ended December 31, 2004.

In December 2002, the Company amended the note payable on VCA-Tucson to provide for the borrowing of an additional $1.0 million and an extension of the maturity date to February 2005.  In March 2004, the note was further amended to provide for the borrowing of an additional $1.0 million and the extension of the maturity date to September 2005.

In April 2002, the Company borrowed $2.0 million to finance the development of land owned by the Company in Pinetop, Arizona.  The promissory note payable bears interest at prime plus 1.5% with a minimum interest rate of 7.0%.  The debt was payable in equal monthly payments of principal and interest over a five-year term ending May 2007.  This note was prepaid and retired in 2004.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004, the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $1,614,369 at December 31, 2004 is included in other assets.

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

In May 2003 and April 2004, the Company amended an existing construction loan to secure an additional $2.0 million and $1.0 million, respectively, in construction financing for current projects and to pay off an existing note.  In August 2004, the Company amended the same construction loan to provide for an additional $4.0 million in construction financing for development of units on its land in Pinetop, Arizona and to payoff an existing first mortgage on the property.

In October 2003, the Company entered into a revolving line of credit agreement, secured by certain Customer Notes, with a bank to provide $600,000 of working capital.  The line of credit bears interest at prime plus 1.0% with interest paid monthly and all unpaid principal and interest due in October 2004.  In April 2004, the line of credit was amended to increase the credit limit to $1.1 million and extend the maturity date to April 2005.

In February 2004, the Company borrowed $400,000 to purchase 150 timeshare intervals at the Scottsdale Camelback Resort.  The note bears interest at prime plus 1.5%, with monthly principal payments of $5,556 plus interest through January 2006.

In July 2004, the Company borrowed $1.8 million, to purchase 19 units and approximately 4 acres of land at the Rancho Manana Resort.  The note bears interest at prime plus 2.25%, paid monthly, with monthly principal payments of $550 per annual Premiere Vacation Club sale and $275 per biennial Premiere Vacation Club sale.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company faces a variety of risks related to the operation of its business and the execution of its business strategy.

The Company may not successfully execute its growth strategy.

A principal component of the Company’s growth strategy is to acquire additional improved and unimproved real estate for the construction and development of new convenient access resorts and Varsity Clubs, which are urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities.  The Company also plans to sell for development the 44-acre parcel in Las Vegas, Nevada, known as "Premiere Park," as a tourist venue.  The Company’s ability to execute its growth strategy will depend upon a number of factors, including the following:

•

the availability of attractive resort development opportunities;

•

its ability to acquire properties for such development opportunities on economically feasible terms;

•

its ability to market and sell vacation ownership interests at newly developed or acquired resorts;

•

its ability to manage newly developed or acquired resorts in a manner that results in customer satisfaction; and

•

its ability to find a buyer for Premiere Park on acceptable terms.

In particular, the success of Premiere Vacation Club will depend upon the Company’s ability to continue to acquire and develop a sufficient number of participating resorts to make membership interests attractive to consumers. In addition, the success of the Varsity Clubs concept will be enhanced by the Company’s ability to successfully negotiate with universities proximate to its Varsity Clubs for access to the alumni, parents, and other persons affiliated with such universities.  The Company cannot provide assurance that it will be successful with respect to any or all of these factors.

The Company may not be able to finance its growth.

The Company intends to selectively acquire and develop new vacation ownership resorts and to continue to expand its existing resorts.  Acquiring and developing new resorts will place substantial demands on its liquidity and capital resources, as well as on its personnel and administrative capabilities.  Risks associated with development and construction activities include, but are not limited to, the following:

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

The Company’s ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to the Company.  Factors that could affect access to the capital markets, or the cost of such capital, include the following:

•

changes in interest rates,

•

general economic conditions,

•

the threat of war or terrorist activities,

•

the perception in the capital markets of the vacation ownership industry, the Company’s business, and its business prospects,

•

the results of operations, and

•

the amount of debt the Company has outstanding and its financial condition.

The Company faces risks associated with its ability to acquire properties that are suitable for development.

The Company’s ability to execute its growth strategy will depend to a significant degree on the existence of attractive project acquisition opportunities. Currently, there are numerous potential buyers for these properties.  Many of these potential buyers have a stronger capital structure and greater resources with which to acquire attractive resort opportunities.  There is no assurance that the Company will be able to compete successfully against such buyers.  A variety of comprehensive federal, state, and local laws regulate development and construction activities, as well as ownership, sales, and management of real estate.  These laws relate to many issues that directly or indirectly affect the business, including the following:

•

marketing and sales,

•

building design and construction,

•

zoning, land use, and development,

•

water supplies,

•

environmental and health concerns, and

•

protection of endangered species.

Any difficulties in or delays in obtaining, or the inability to obtain, the requisite licenses, permits, allocations, authorizations, and other entitlements pursuant to such laws could adversely impact the Company’s ability to develop and operate its projects.  The enactment of "slow growth" or "no growth" initiatives or changes in labor or other laws in any area where projects are located also could delay, affect the cost or feasibility of, or preclude entirely the development or expansion of the resorts.

The Company may face a variety of risks when expanding its resorts.

The Company’s growth strategy includes the expansion of a number of units at its resorts, when appropriate. Risks associated with such expansion include, but are not limited to, the following:

•

construction costs may exceed original estimates, which could make the expansion uneconomical;

•

construction or conversion may not be completed as scheduled, which could result in delayed recognition of revenue and increased interest expense;

•

there may be delays in obtaining, or an inability to obtain, applicable governmental permits and authorizations;

•

the Company may not be able to obtain necessary financing on favorable terms and;

•

market demand may not be sufficient to make such expansion profitable.

Accordingly, the Company cannot provide assurance that it will complete all planned expansion of its resorts or, if completed, that such expansion will be profitable.

The Company may face additional risks as it expands into new markets.

The Company’s growth strategy consists of acquiring and developing additional resorts in the western United States and Mexico, including markets in which it currently does not have an ILX resort or conduct any sales or marketing activities.  The Company’s prior success in the geographic locations in which it currently operates does not ensure continued success as it acquires, develops or operates future resorts.  Accordingly, in connection with expansion into new markets, there may be a number of risks, including, but not limited to, the following:

•

a lack of familiarity and understanding of local consumer preferences;

•

an inability to attract, hire, train, and retain additional sales, marketing, and resort staff at competitive costs;

•

an inability to obtain, or to obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction services at acceptable costs;

•

an inability to capitalize on new marketing relationships and development agreements; and

•

the uncertainty involved in, and additional costs associated with, marketing vacation ownership interests prior to completion of marketed units.

The Company’s practice of financing customer borrowings exposes it to liquidity risks.

The Company typically finances approximately 80% of overall sales of vacation ownership interests.  Although it conducts credit pre-approval due diligence with respect to each financed sale, there are significant risks associated with such transactions, including those set forth below.

The Company could incur substantial losses if purchasers of vacation ownership interests default on their obligations to pay the balance of the purchase price.

Purchasers are required to make a down payment of at least 10% of the aggregate purchase price of the vacation ownership interest and to deliver a promissory note for the balance.  Although it conducts credit pre-approval due diligence with respect to each purchaser, the Company bears the risk of default associated with customer notes that it retains and those that it sells with recourse to the Company.  If a buyer of a vacation ownership interest defaults, the Company generally pursues collection remedies to the extent legally permitted.  Although in many cases it may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit the ability to recover personal judgments against customers who have defaulted on their loans.  If unable to collect the defaulted amount or to obtain a voluntary quitclaim to the mortgaged interest, the Company likely will foreclose on and then remarket the recovered vacation ownership interest. Irrespective of the remedy in the event of a default, the Company cannot recover the marketing, selling, and administrative costs associated with the original sale and must incur such costs again to resell the vacation ownership interest.  In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset.  The Company generally does not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

The Company sells or hypothecates (that is, borrows against) the majority of its customer notes.  When customer notes are sold, the purchasers generally have recourse to the Company.  As a result, it may be required to repurchase or replace any such customer note that becomes delinquent.  These contingent obligations are taken into account in establishing the allowance for uncollectible notes.  The Company cannot provide assurance that such allowances will be adequate to offset actual defaults under customer notes, including notes that are sold with recourse to the Company.  Its financial condition and results of operations could be materially adversely affected if the allowances are inadequate to cover actual defaults.

The Company’s borrowing base and/or its ability to sell customer notes may be adversely affected by the nature and quality of the customer notes.

The Company typically finances its working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders.  As of December 31, 2004, the Company had agreements with one lender to borrow up to $30.0 million against conforming retained customer notes, of which approximately $9.8 million remained available for borrowing. In addition, as of December 31, 2004, it had an agreement with one lender under which the Company can sell up to $30.0 million of conforming customer notes, of which approximately $8.7 million remained available.

Once hypothecated or sold, the Company’s customers make payments on their notes directly to the lender's collection center or agent. All of a customer's payments on hypothecated notes are applied to the Company’s loan balance, both principal and interest.  Historically, borrowings and sales of notes have not approached the maximum amount available under existing credit facilities.  The Company cannot provide assurance, however, that future working capital needs will not exceed amounts available under its credit facilities.  To the extent that the Company generates additional customer notes through its sales efforts, it may pledge or sell the applicable customer notes, subject to applicable restrictions.

The Company generally experiences negative cash flow upon the sale of financed vacation ownership interests.

On financed sales, the Company ordinarily receives only 10% of the purchase price on the sale of a vacation ownership interest, but must pay in full the costs associated with the development, marketing, and sale of the vacation ownership interest.  These costs generally exceed the down payment received at the time of sale.  Maximum borrowings and sales of notes available under existing credit facilities may not be sufficient to cover these costs, which could limit available capital resources, liquidity, and capacity to grow.  The Company’s existing credit facilities expire at various dates through 2005.  The Company presently does not have binding agreements to extend the terms of its existing credit facilities or for any replacement financing upon the expiration of its existing credit facilities. Moreover, the Company cannot provide assurance that it will be able to arrange alternative or additional credit facilities on terms that are satisfactory to the Company in the future.  Accordingly, future sales of vacation ownership interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that are financed.  Although the Company currently sells customer notes at a premium, to the extent that it finances negative cash flow by selling customer notes to lenders in the future such notes may only be able to be sold at a discount from the face value.  In addition, the Company cannot provide assurance that it will be able to negotiate the sale of such customer notes at favorable rates, or at all.

Fluctuations in interest rates and interest rate mismatches could adversely impact the Company’s results of operations, liquidity, and financial position.

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company cannot provide assurance, however, that the present interest rate spread will continue in the future.  The Company may not be able to maintain these spreads as a result of decreases in the rates charged to customers or increases in the prime lending rate, or upon the expiration of its current credit facilities and its inability to replace such facilities at existing terms.  In addition, the Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  Moreover, the Company currently does not engage in interest rate hedging transactions.  Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on results of operations, liquidity, and financial position.  Further, to the extent interest rates generally decrease on third-party financing available to customers, there is an increased risk that customers will pre-pay customer notes and reduce income, if any, from financing activities. In addition, if a customer prepays a note that was sold, the Company may be required to repay the unearned interest premium, if any, on the note.

The mismatch between customer notes and the Company’s credit facilities could create significant liquidity risks.

Customer notes typically have a seven-year term, while the Company’s related revolving credit facilities mature or expire on different dates over the next six years.  Accordingly, a mismatch exists between anticipated cash receipts and cash disbursements.  Although the Company historically has been able to secure financing sufficient to fund operations, there are currently no agreements with lenders to extend the respective terms of existing credit facilities or to replace such credit facilities upon their expiration.  The failure to obtain such refinancing or replacement credit facilities could require the Company to sell its portfolio of retained customer notes, potentially at a discount, or to seek other alternatives to enable it to continue in business.  While the Company has been successful in obtaining financing to date, it cannot provide assurance that it will be able to do so in the future.  The failure to do so in the future could have a material adverse effect on results of operations and liquidity.

The Company faces stiff competition in the vacation ownership industry.

The vacation ownership industry consists of a large number of local and regional resort developers and operators.  In addition, the Company faces competition from some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts,  The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts and Cendant Corporation.  Many of these companies have much greater access to capital and other resources than the Company. As a result, it may be at a competitive disadvantage with its competitors for access to marketing, personnel, and other resources required to compete successfully.  In addition, competition from other vacation ownership resort developers and operators may limit the Company’s ability to acquire additional resorts and to obtain access to affinity groups.  The business and results of operations may be materially adversely affected if the Company is unable to compete successfully against such companies.

In addition to the competitors named above, the Company’s resorts and sales offices may face direct competition from smaller, local vacation ownership companies with resorts or sales offices within the vicinity of its resorts, as well as from resales of vacation ownership interests.  The Company is also subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels and motels, and others engaged in the leisure business who compete by offering easy access, including online through proprietary web sites and internet travel intermediaries, to competitive nightly rates on luxury resort accommodations in desirable locations, which could reduce demand for the Company’s vacation ownership interests.  The Company anticipates that it will continue to face substantial competition in all aspects of its operations from organizations that are more experienced in the leisure industry and that have greater access to financial, marketing, and other resources.  As a result, these competitors may have greater negotiating leverage to acquire properties or other resources required to compete or may be able to take advantage of greater gross sales and thereby reduce the retail price of their vacation ownership interests.  The Company’s profit margins and operating results could be adversely affected if it finds it necessary to reduce prices in order to remain competitive.  A reduction in profit margins as a result of competitive pressures, or an increase in costs relative to such competitors' costs, could have a material adverse effect on results of operations, liquidity, and financial position.

The Company’s success depends upon key management employees.

The Company relies upon certain key management employees.  The loss of any key employee could materially and adversely affect the business.  The Company cannot provide assurance that it will be able to retain key members of the current management team or that it will be able to attract experienced personnel in the future.  The Company’s success also depends upon its ability to attract and maintain qualified property acquisition, development, marketing, management, administrative, and sales personnel.  The ability to attract, train, and retain such personnel will become particularly important as the Company grows and develops additional resorts, and it cannot provide assurance that it will be successful in attracting or retaining such personnel.  The business and results of operations could be materially adversely affected if the Company is not able to attract and retain such key personnel.

The Company’s business could be adversely affected by its geographic concentration within the western United States, particularly Arizona.

As of the date of this Form 10-K, a majority of the Company’s customers and resort accommodations are located in Arizona. As a result, the financial condition and results of operations may be materially adversely affected by local Arizona economic downturns, changing demographics or regulatory changes.  Further, the Company’s growth strategy includes expansion of sales centers and vacation ownership interests in the western United States and Mexico.  Although expansion into markets other than Arizona may reduce the susceptibility to downturns in the Arizona market, there is no assurance that the Company will be able to successfully apply its current operating strategy to new markets beyond Arizona.  In addition, because the Company intends to execute its growth strategy primarily in the western United States, it will continue to be particularly susceptible to adverse changes in economic circumstances, demographic trends or regulatory changes affecting the western United States in general and, in particular, the local markets that it enters.  The Company cannot provide assurance that it will be able to offset or minimize the adverse effects of such circumstances upon its business, financial condition or results of operations.

The Company’s ability to successfully market its properties will depend upon continued availability of viable exchange networks.

The Company’s ability to successfully market and sell vacation ownership interests will depend in part upon the availability of "exchange networks," which allow owners of vacation ownership interests to "trade" the time they have purchased for time at another participating vacation ownership resort. All vacation ownership interests that the Company currently offers are qualified for inclusion in one or more exchange networks.  The Company cannot provide assurances, however, that it will be able to continue to qualify additional properties or that such exchange networks will continue to be available for the existing portfolio of vacation ownership interests.  If such networks cease to function effectively or if the Company is unable to respond to consumer demand for greater choices of desirable locations, it will be at a competitive disadvantage with respect to competitors that can offer such choices. As a result of such disadvantages, the Company may be unable to sell a sufficient number of vacation ownership interests or make sales at prices that will enable it to remain profitable.  The Company’s results of operations could be materially adversely affected as a result of such risks.

The Company faces significant risks associated with leverage.

The Company anticipates that it will finance future business activities, in whole or in part, with indebtedness obtained pursuant to additional borrowings under existing credit facilities or under credit facilities obtained in the future.  The definitive agreements with respect to these credit facilities do and could contain restrictive covenants that limit the ability to, among other things, make capital expenditures, incur additional indebtedness, and dispose of assets or that require the Company to maintain certain financial ratios.  The indebtedness incurred under these credit facilities may be secured by mortgages on all or a portion of the resorts, customer notes, and other assets.  If the Company defaults under one or more of these credit facilities, its lenders could foreclose on the vacation ownership properties secured by a mortgage or deed of trust or take possession of other assets pledged as collateral.  In addition, future credit facilities may not provide for the lender to release liens on the Company’s vacation ownership interests when it sells such interests. Such restrictions could impair the marketability of the vacation ownership interests.

The extent of the Company’s leverage and the terms of indebtedness, such as requirements that it maintain certain debt-to-equity ratios, the ability to obtain additional financing in the future, to make acquisitions, or to take advantage of significant business opportunities that may arise, could also be impaired.  Furthermore, the Company’s indebtedness and related debt service obligations may increase its vulnerability to adverse general economic and vacation ownership industry conditions and to increased competitive pressures.  The Company cannot provide assurance that it will not require additional indebtedness in the foreseeable future to execute its growth strategy.

Extensive federal, state, and local laws and regulations affect the way the Company conducts business.

The federal government and the states and local jurisdictions in which the Company conducts business have enacted extensive regulations that affect the manner in which it markets and sells vacation ownership interests and conducts its other business operations.  Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  In addition, many states, including Arizona, have adopted specific laws and regulations regarding the sale of vacation ownership interests.  These laws and regulations require the Company, among other things, to obtain and file numerous documents and supporting information with the responsible state agency, to obtain the agency's approval for an offering statement that describes all material aspects of the sale of vacation ownership interests, and to deliver an offering statement or public report, together with certain additional information concerning the terms of the purchase, to all prospective purchasers of a vacation ownership interest.  Laws in each state where the Company currently sells vacation ownership interests generally grant the purchaser of a vacation ownership interest the right to cancel a contract of purchase at any time within three to seven calendar days following the date the purchaser signs the contract. Most states also have other laws that regulate the Company’s activities and protect purchasers, such as the following:

•

real estate licensure laws,

•

travel sales licensure laws,

•

anti-fraud laws,

•

consumer protection laws,

•

telemarketing laws, and

•

prize, gift, and sweepstakes laws.

The Company is currently authorized to market and sell interests in all states in which its resorts are located and all states in which it markets and sells vacation ownership interests. It may apply for the right to conduct sales operations in additional states throughout the United States.  The Company cannot provide assurance, however, that any state will grant, or continue to grant, it the right to sell vacation ownership interests in such states or that, if such right to conduct sales operations is granted, it will be granted on acceptable terms and conditions.  Further, if agents or employees of the Company violate such regulations or licensing requirements, such acts or omissions could cause the states where the violations occurred to revoke or refuse to renew the licenses required to permit the sale of vacation ownership interests in such states.

The Company believes it is in material compliance with applicable federal, state, and local laws and regulations relating to the sale and marketing of vacation ownership interests to which it is currently subject.  From time to time, however, consumers file complaints against the Company in the ordinary course of business.  Significant costs could be incurred to resolve such complaints or to qualify under applicable regulations in all jurisdictions in which the Company desires to conduct sales.  It cannot provide assurance, however, that it will remain in material compliance with applicable federal, state and local laws and regulations, or that violations of applicable laws will not have adverse implications for the Company, including, without limitation, negative public relations, potential litigation, and regulatory sanctions.  The expense, negative publicity, and potential sanctions associated with the failure to comply with applicable laws or regulations could have a material adverse effect on results of operations, liquidity or financial position.  In particular, increased regulations of telemarketing activities could adversely impact the marketing of vacation ownership interests.

Under certain conditions, vacation ownership interests may be considered "securities" under state or federal law, in which case the Company would be subject to the time-consuming and expensive requirements to register such interests, license salespeople, and comply with other regulations.  Although the Company’s vacation ownership interests are not considered to be securities in any jurisdiction in which it operates as of the date of this Form 10-K, the Company cannot guarantee that it can structure vacation ownership interests so as to avoid regulation as "securities" under applicable federal or state laws that may be adopted in the future or in any jurisdiction in which it may operate in the future.  If vacation ownership interests are deemed to be securities, the Company cannot provide assurance that it will be able to comply with the applicable state and federal securities requirements or that the liabilities or contingencies that result from such compliance will be immaterial.  As a result, such compliance may impact the ability to conduct business and may undermine the value of the Company’s common stock.

The Company may be subject to litigation which could cause it to incur significant expenses.

Responding to litigation claims could be costly and time consuming, and divert management's attention from other business issues.  In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel has identified as purported “class representatives.”  The plaintiffs have taken no depositions.  All matters in the litigation have been stayed by stipulation and order while the Company and plaintiffs seek to negotiate a settlement.  The ultimate effect to the Company is currently unknown.

Excessive claims for construction-related defects could adversely affect the Company’s financial condition and operating results.

While the Company engages third-party contractors to construct or renovate its resorts, customers may assert construction claims against the Company for construction defects. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property.  An excessive number of claims for construction-related defects could adversely affect the liquidity, financial condition, and operating results.

Environmental liabilities could have a material adverse impact on the business.

Under various federal, state and local laws, ordinances and regulations, as well as common law, the Company may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, in, or emanating from property that it owns, leases, or operates, as well as related costs of investigation and property damage at such property.  Such laws often impose liability without regard to whether the Company knew of, or was responsible for, the presence of hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate such substances, may adversely affect the ability to sell or lease property or to borrow money using such real property as collateral.  Noncompliance with environmental, health or safety requirements may require the Company to cease or alter operations at one or more of its properties.  Further, it may be subject to common law claims by third parties based on damages and costs resulting from violations of environmental regulations or from contamination associated with one or more of the properties.

Although the Company typically conducts significant due diligence prior to acquiring real property, it may not obtain Phase I environmental reports with respect to each of its properties if management believes that the risk of potential environmental liability does not warrant the performance of Phase I assessments due to the remote location of such property or any other reason.  If the Company fails to obtain such reports, it may acquire or develop property and later discover that it cannot operate the property as planned, or may assume environmental or other liabilities that could have been avoided if it had the information typically revealed in a Phase I report.  To date, the Company has obtained environmental reports with respect to three of its resorts.  Even when the Company performs due diligence investigations, it cannot provide assurance that the due diligence efforts or Phase I reports, when available, will reveal all environmental liabilities or that it will identify every material environmental condition.

Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period.  A transfer of the property may not relieve an owner of such liability.  Thus, the Company may have liability with respect to properties that it or its predecessors sold in the past.

Acceleration of deferred taxes and net operating loss carryforward limitations could adversely affect the Company’s financial condition and liquidity.

While the Company reports sales of vacation ownership interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow it to report a portion of financed sales on the installment method, if so elected.  When electing the installment method, the Company recognizes income on the sale of a vacation ownership interest (a) when it receives cash in the form of a down payment, and (b) incrementally as it receives payments on retained customer notes or when it factors the customer note.  As of December 31, 2004, the Company had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in its financial statements) in the amount of $8.4 million as a result of this method of reporting sales of vacation ownership interests.  If the Company should factor the customer notes, if a lender forecloses on the retained customer notes, or if the Company otherwise collects or disposes of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due.  Moreover, it would accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by the Company, the likelihood of which is not now reasonably ascertainable.  The Company cannot provide assurance that it will have sufficient cash resources to pay those taxes and interest if and when they become payable.

At December 31, 2004, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $900,000.  These NOL carryforwards are limited as to usage because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes that result in more than a 50% change in ownership of the corporation within a three-year period.  Such changes may occur as a result of new common stock issuances by the Company or changes occurring as a result of filings with the SEC on Schedules 13D and 13G by holders of more than 5% of its common stock, whether involving the acquisition or disposition of common stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny our ability to use the NOLs in the future, which could require the Company to pay substantial additional federal and state taxes.

The limited resale market for vacation ownership interests could adversely affect the Company’s business.

Based on the experience with its resorts and ownership of vacation ownership interests at destination resorts owned by third parties, the Company believes that resales of vacation ownership interests generally are made at net sales prices below their original customer purchase price.  The relatively lower sales price is partly attributable to the high marketing and sales costs associated with initial sales of such vacation ownership interests.  Accordingly, the initial purchase of a vacation ownership interest may be less attractive to prospective buyers.  Also, buyers who seek to resell their vacation ownership interests may compete with efforts to sell vacation ownership interests.  While vacation ownership interest resale clearing houses or brokers currently do not have a material impact on the business, if a secondary market for vacation ownership interests were to become more organized and liquid, the availability of resale vacation ownership interests at lower prices could adversely affect the Company’s prices and the number of sales it can close.  As a result, the business and results of operations may be adversely affected.

Downturns in general economic conditions can significantly impact the Company’s financial condition and operating results.

Any adverse change in general economic conditions, significant price increases, or adverse occurrences affecting the travel and tourism industry, such as the impact of war or terrorist activity, cyclical overbuilding in the hotel and vacation ownership industries and the financial condition of the airline industry and the impact on air travel, could have a material adverse effect on the Company's business and results of operations.  Such conditions or occurrences also may have an adverse effect upon the availability and cost of financing for the Company and its customers, which could preclude the Company from making loans to customers for vacation ownership interest purchases or prevent its customers from paying off outstanding customer notes.

The Company could incur costs to comply with laws governing accessibility of facilities by disabled persons.

A number of state and federal laws, including the Fair Housing Act and the Americans with Disabilities Act, impose requirements related to access and use by disabled persons of a variety of public accommodations and facilities.  Although the Company believes its resorts are substantially in compliance with laws governing the accessibility by disabled persons, it may incur additional costs to comply with such laws at existing or subsequently acquired resorts.  Additional federal, state, and local legislation with respect to access by disabled persons may impose further burdens or restrictions on the Company.  It cannot forecast the ultimate cost of compliance with such legislation, but such costs could be substantial and, as a result, could have a material adverse effect on the results of operations, liquidity or capital resources.

The Company may have losses that are not covered by insurance.

The Company carries comprehensive liability, business interruption, title, fire and storm insurance with respect to its resorts, with policy specifications, insured limits and deductibles customarily carried for similar properties, which it believes are adequate.  There are, however, certain types of losses (such as losses caused by floods, acts of terrorism, or acts of war) that are not generally insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose its capital invested in a resort, as well as the anticipated future revenues from such resort and would continue to be obligated on any mortgage indebtedness or other obligations related to the property.  Any such loss could have a material adverse effect on the results of operations, liquidity and financial position.

Increased gasoline prices, an outbreak of war, acts of terrorism, or similar events could negatively impact the Company’s business.

Increased gasoline prices, war, or acts of terrorism, or similar events could reduce consumer travel.  If consumer travel to the Company’s resorts and sales centers declines as a result of these or other factors, it could experience lower income due to reduced room rentals and/or fewer opportunities for sales presentations to prospective purchasers of vacation ownership interests.

The business is subject to seasonality and variability of quarterly results.

The Company has historically experienced quarterly fluctuations in its gross revenue and net income from operations. Sales of vacation ownership interests typically have been lower during the first and fourth quarters of each year and this trend is expected to continue in the future.  In addition, earnings may be adversely affected by the Company’s ability to acquire or develop new resorts in a timely manner, fluctuations in travel and vacation patterns, and weather or other natural phenomena.  As the Company enters new markets, it may experience additional fluctuations in quarterly results or an increased impact of seasonality on the business and results of operations.

Certain of its existing shareholders have the ability to exert a significant amount of control over the Company.

Under Arizona law, holders of the Company's common stock are entitled to cumulative voting rights with respect to the election of directors.  Cumulative voting permits each holder of common stock to cast an aggregate number of votes equal to the number of directorships to be filled, multiplied by the number of shares of common stock as to which the holder is entitled to cast votes.  Each holder may cast all of such votes in favor of any individual nominee or may allocate them among multiple nominees as the holder chooses.  As a result, a holder of less than a majority of the outstanding common stock may elect one or more directors by casting all of his or her respective votes in favor of a single candidate.  The Company currently has nine directors.  Consequently, a holder of approximately 11.1% of the outstanding common stock will be able to independently elect one director.

At February 28, 2005, Joseph P. Martori beneficially owned approximately 31.1% of the outstanding common stock (and all of the officers and directors as a group beneficially owned approximately 40.2% of outstanding common stock).  Because of his ability to elect at least two directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected.  To the extent that Mr. Martori elects to reinvest dividends paid on his shares of common stock and some other shareholders do not reinvest their dividends, Mr. Martori's percentage ownership of outstanding common stock will increase, which could further increase Mr. Martori's control over the Company.

At February 28, 2005, the ESOP held approximately 18.2% of outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the ESOP that have been allocated to their respective accounts.  The ESOP may acquire newly issued shares of common stock from the Company or already issued shares on the open market.  As the ESOP continues to acquire shares, an increasing concentration of the ownership will reside with the Company’s employees, including its executive officers.

It may be difficult for a third party to acquire the Company.

As an Arizona corporation, the articles of incorporation and Arizona law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of the Company, even when those attempts may be in the best interests of its shareholders.  The articles of incorporation also authorize the board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting, liquidation, dividend, conversion, or other rights that adversely affect or dilute the voting power of the holders of common stock (See Note 10 of Notes to Consolidated Financial Statements).

The Company’s stock price has been, and will likely continue to be, highly volatile, which may negatively affect its ability to obtain financing in the future.

The market price of the Company’s stock has been and is likely to continue to be highly volatile due to factors including but not limited to:

•

fluctuation in interest rates and other conditions that could adversely affect real estate values in general or the market for vacation ownership interests in particular;

•

price and volume fluctuations in the stock market at large which do not relate to the Company’s operating performance; and

•

any failure to meet market expectations.

From January 1, 2004 through December 31, 2004, the closing price of the Company’s common stock as reported on The American Stock Exchange ranged from a high of $15.90 to a low of $7.01.  The volatility of the stock price could negatively impact the Company’s ability to raise capital in the future.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)

Consolidated Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell,

a professional corporation

(ii)

Consolidated Financial Statements and

Pages F-3 through F-23

Notes to Consolidated Statements of

the Registrant, including Consolidated

Balance Sheets as of December 31,

2003 and 2004 and Consolidated

Statements of Operations,

Shareholders’ Equity and Cash

Flows for each of the three years

ended December 31, 2004, 2003

and 2002.

(a) (2)

Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

(b)

Reports on Form 8-K

(1)

Registrant’s Form 8-K dated October 14, 2004 and filed with the Securities and Exchange Commission on October 14, 2004 related to a press release announcing an increase in the common stock dividend, payable quarterly for the calendar year 2005.

(2)

Registrant’s Form 8-K dated October 22, 2004 and filed with the Securities and Exchange Commission on October 22, 2004 related to a press release announcing the results for the third quarter ended September 30, 2004.

(3)

Registrant’s Form 8-K dated November 9, 2004 and filed with the Securities and Exchange Commission on November 11, 2004 related to a press release announcing that the Company had entered into definitive purchase agreements to sell 415,778 shares of newly issued common stock at a price of $9.00 per share to selected institutional and private investors.

(4)

Registrant’s Form 8-K dated December 3, 2004 and filed with the Securities and Exchange Commission on December 3, 2004 related to a press release announcing that the Company had closed its private placement financing announced on November 9, 2004 to sell 415,778 shares of newly issued common stock.

(5)

Registrant’s Form 8-K dated December 13, 2004 and filed with the Securities and Exchange Commission on December 15, 2004 announcing the purchase of 40,000 shares of unregistered common stock by the Company’s ESOP plan.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2005.

ILX Resorts Incorporated,

an Arizona corporation

(Registrant)

By: /s/ Joseph P. Martori

Joseph P. Martori

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and	March 29, 2005
Joseph P. Martori	Chief Executive Officer
(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating	March 29, 2005
Nancy J. Stone	Officer and Director

/s/ Margaret M. Eardley	Executive Vice President and	March 29, 2005
Margaret M. Eardley	Chief Financial Officer
(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief	March 29, 2005
Taryn L. Chmielewski	Accounting Officer

/s/ Edward S. Zielinski	Executive Vice President and	March 29, 2005
Edward S. Zielinski	Director

/s/ Joseph P. Martori, II	Executive Vice President and	March 29, 2005
Joseph P. Martori, II	Director

/s/ Steven R. Chanen	Director	March 29, 2005
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 29, 2005
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 29, 2005
Patrick J. McGroder III

/s/ James W. Myers	Director	March 29, 2005
James W. Myers

/s/ Steven A. White	Director	March 29, 2005
Steven A. White

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2003 and 2004	F-3
Consolidated Statements of Operations for the years ended December 31, 2002,
2003 and 2004	F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31,
2002, 2003 and 2004	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002,
2003 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the “Company”) as of December 31, 2003 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 1, 2005

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2003	2004

Cash and cash equivalents	$ 1,956,285	$ 5,717,484
Notes receivable, net (Notes 2 and 8)	38,813,182	40,405,818
Resort property held for Vacation Ownership Interest sales
(Notes 2, 3, and 8)	19,677,235	19,396,486
Resort property under development	576,579	1,373,469
Land held for sale	690,937	701,761
Deferred assets	26,430	24,655
Property and equipment, net (Notes 6, 8, 14, and 15)	11,590,430	11,216,882
Other assets (Note 5)	10,007,520	10,423,457

TOTAL ASSETS	$ 83,338,598	$ 89,260,012

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,774,635	$ 1,467,860
Accrued expenses and other liabilities	2,752,563	2,924,521
Income taxes payable (Note 7)	282,640	623,845
Notes payable (Note 8)	48,192,991	46,993,045
Deferred income taxes (Note 7)	3,082,494	4,025,368

TOTAL LIABILITIES	56,085,323	56,034,639

COMMITMENTS AND CONTINGENCIES
(Notes 9 and 16)

SHAREHOLDERS' EQUITY (Notes 10, 11 and 12):

Preferred stock, $10 par value; 10,000,000 shares authorized;
165,270 and 117,722 shares issued and outstanding;
liquidation preference of $1,652,700 and $1,177,220	877,898	746,665

Common stock, no par value; 30,000,000 shares authorized;
4,430,016 and 5,060,395 shares issued	20,086,726	25,290,339

Treasury stock, at cost, 1,523,376 and 1,568,219 shares, respectively	(6,139,152)	(6,537,380)

Additional paid-in capital	59,435	59,435

Retained earnings	12,368,368	13,666,314

Total shareholders' equity	27,253,275	33,225,373

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 83,338,598	$ 89,260,012

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
REVENUES:
Sales of Vacation Ownership Interests	$ 36,243,392	$ 40,758,311	$ 36,554,589
Resort operating revenue	16,574,963	18,952,729	18,970,494
Interest and finance income	5,775,113	5,678,980	4,104,096

Total revenues	58,593,468	65,390,020	59,629,179

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	5,252,378	5,424,084	4,742,004
Cost of resort operations	14,820,915	16,689,575	16,189,367
Sales and marketing	22,678,519	26,803,778	22,678,835
General and administrative	6,460,688	6,351,881	6,136,679
Provision for doubtful accounts	1,588,749	2,232,256	1,613,121
Depreciation and amortization	1,159,437	1,735,767	1,982,171
Total cost of sales and operating expenses	51,960,686	59,237,341	53,342,177

Timeshare and resort operating income	6,632,782	6,152,679	6,287,002

Income from land and other, net (related party)	570,628	671,569	434,325

Total operating income	7,203,410	6,824,248	6,721,327

Interest expense (Note 8)	(2,066,047)	(2,243,867)	(2,307,961)

Income from continuing operations before income taxes	5,137,363	4,580,381	4,413,366

Income tax expense (Note 7)	(2,054,945)	(1,829,367)	(1,696,714)

Income from continuing operations	3,082,418	2,751,014	2,716,652

Discontinued operations, net of tax expense of $633 for 2002 and a tax benefit of $1,222,269 and 24,054 for 2003
and 2004, respectively (Note 14)	950	(1,833,404)	(36,082)

NET INCOME	$ 3,083,368	$ 917,610	$ 2,680,570

BASIC AND DILUTED NET INCOME PER SHARE (Notes 1 and 4):

Basic from continuing operations	$ 1.03	$ 0.93	$ 0.89

Basic from discontinued operations	-	$ (0.63)	$ (0.01)

Total Basic net income per share	$ 1.03	$ 0.30	$ 0.88

Diluted from continuing operations	$ 1.00	$ 0.91	$ 0.88

Diluted from discontinued operations	-	$ (0.62)	$ (0.01)

Total Diluted net income per share	$ 1.00	$ 0.29	$ 0.87

DIVIDENDS PER SHARE	$ -	$ 0.40	$ 0.42

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Additional	Guaranteed
	Preferred Stock		Common Stock		Treasury Stock		Paid In	ESOP	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Obligation	Earnings	Total

BALANCES, DECEMBER 31, 2001	284,816	$ 1,117,025	4,132,702	$ 18,405,576	(1,200,700)	$ (3,688,083)	$ 269,869	$ -	$ 9,680,626	$ 25,785,013

Net income									3,083,368	3,083,368
Issuance of common stock			74,330	493,059						493,059
Exercise of options by ESOP Plan			100,000	400,000						400,000
Conversion of preferred stock for
common stock	(107,065)	(198,699)	39,355	198,699						-
Exchange of preferred stock for
lodging certificates	(160)	(1,600)					830			(770)
Acquisition of treasury shares					(214,095)	(1,580,194)				(1,580,194)
Payment of preferred stock dividends									(47,321)	(47,321)
Elimination of liquidation preference							(204,649)			(204,649)
Guaranteed ESOP obligation								(181,500)		(181,500)

BALANCES, DECEMBER 31, 2002	177,591	916,726	4,346,387	19,497,334	(1,414,795)	(5,268,277)	66,050	(181,500)	12,716,673	27,747,006

Net income									917,610	917,610
Issuance of common stock			3,668	30,917						30,917
Common stock dividends									(1,429,928)	(1,429,928)
Shares issued under DRIP plan			63,577	444,920	21,949	175,916				620,836
Shares issued under DRIP plan to treasury					(33,635)	(269,721)			269,721	-
Exercise of options			5,000	23,000						23,000
Issuance of cumulation shares for
dividend arrearage			7,499	58,387					(58,387)	-
Conversion of preferred stock for
common stock	(11,655)	(32,168)	3,885	32,168						-
Exchange of preferred stock for
lodging certificates	(666)	(6,660)					2,460			(4,200)
Acquisition of treasury shares					(96,895)	(777,070)				(777,070)
Payment of preferred stock dividends									(47,321)	(47,321)
Payment of guaranteed ESOP obligation								181,500		181,500
Cost of ESOP shares released							(9,075)			(9,075)

BALANCES, DECEMBER 31, 2003	165,270	877,898	4,430,016	20,086,726	(1,523,376)	(6,139,152)	59,435	-	12,368,368	27,253,275

Net income									2,680,570	2,680,570
Issuance of common stock			503,605	4,104,306						4,104,306
Common stock dividends									(1,689,204)	(1,689,204)
Shares issued under DRIP plan			102,188	915,414	5,000	35,575				950,989
Shares issued under DRIP plan to treasury					(43,843)	(389,778)			389,778	-
Exercise of options			5,000	16,250						16,250
Issuance of cumulation shares for
dividend arrearage			3,737	36,410					(36,410)	-
Conversion of preferred stock for
common stock	(47,548)	(131,233)	15,849	131,233						-
Acquisition of treasury shares					(6,000)	(44,025)				(44,025)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2004	117,722	$ 746,665	5,060,395	$ 25,290,339	(1,568,219)	$ (6,537,380)	$ 59,435	$ -	$ 13,666,314	$ 33,225,373

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,083,368	$ 917,610	$ 2,680,570
Adjustments to reconcile net income to net cash provided by
operating activities:
(Gain) loss on the sale of property	(646,949)	(122,999)	14,516
Gain on extinguishment of debt	-	(82,294)	-
Undistributed losses of equity investment in a related party	125,587	946,383	-
Impairment of note receivable	-	2,395,423	60,136
Loss on assumption of Sedona Worldwide Incorporated
assets and liabilities	48,887	-	-
Income tax expense	2,055,578	607,098	1,672,660
Provision for doubtful accounts	1,588,749	2,232,256	1,613,121
Depreciation and amortization	1,159,437	1,735,767	1,982,171
Amortization of guarantee fees	47,188	58,176	1,775
Amortization of loan premium	(73,263)	(151,406)	(158,149)
Common stock issued in exchange for services	493,059	30,917	128,152
Change in assets and liabilities:
(Increase) decrease in resort property held for Vacation
Ownership Interest sales	(3,879,566)	4,473,203	751,523
Decrease (increase) in resort property under development	4,853,100	(313,452)	(796,890)
Decrease (increase) in land held for sale	19,096	(11,076)	(10,824)
Increase in other assets	(2,380,323)	(1,564,768)	(988,970)
Increase (decrease) in accounts payable	272,114	(276,598)	(382,789)
Increase in accrued and other liabilities	298,756	193,759	171,958
(Decrease) increase in due to affiliates	(24,022)	-	-
Decrease in deferred income taxes	(985,337)	(729,446)	(644,752)
(Decrease) increase in income taxes payable	(477,016)	41,127	256,171

Net cash provided by operating activities	5,578,443	10,379,680	6,350,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable, net	(5,242,795)	(7,026,167)	(3,205,757)
Cash advanced to a related party	-	(2,880,781)	(60,136)
Cash acquired from Sedona Worldwide Incorporated	30,457	-	-
Purchases of property and equipment, net	(4,932,487)	(2,691,818)	(1,548,141)
Proceeds from sale of property	153,012	262,972	27,261

Net cash used in investing activities	(9,991,813)	(12,335,794)	(4,786,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	25,852,491	22,662,609	21,936,373
Principal payments on notes payable	(20,855,070)	(19,825,365)	(22,978,170)
Principal payments on notes payable to affiliates	(300,000)	-	-
Net proceeds from the issuance of common stock	-	-	3,976,154
Elimination of Series B preferred stock liquidation provision	(204,649)	-	-
Exercise of options	400,000	23,000	16,250
Acquisition of treasury stock and other equity payments	(1,580,964)	(781,270)	(44,025)
Common stock dividends including offering costs	-	(518,429)	(662,201)
Preferred stock dividend payments	(47,321)	(47,321)	(46,788)

Net cash provided by financing activities	3,264,487	1,513,224	2,197,593

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,148,883)	(442,890)	3,761,199

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,548,058	2,399,175	1,956,285

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 2,399,175	$ 1,956,285	$ 5,717,484

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of property and equipment to resort property held for
Vacation Ownership Interests sales	-	-	470,774
Capital leases and assets assumed under guaranty agreement	-	618,140	-
Value of shares issued under DRIP plan	-	685,203	950,989

See notes to consolidated financial statements.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned and majority-owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standard No. 66, Accounting for Sales of Real Estate (“SFAS 66”).  No sales are recognized until such time as a minimum of 10% of the purchase price has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals, the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Depreciation expense was $914,346, $1,205,615 and $1,409,138 for the years ended December 31, 2002, 2003 and 2004, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2004, the Company does not consider any of its long-lived assets to be impaired.  During the fourth quarter 2003, the Company exercised its rights under the Pledge Agreement with Greens Worldwide Incorporated (“GWWI”) and secured certain assets as partial reimbursement for its note receivable.  The Company also reviewed its investment in GWWI and determined it was impaired (Note 14).

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Segment Reporting

The Company has a single segment in the timeshare resort industry.  Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

Net Income Per Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities (Note 4).

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

	Year Ended December 31,

	2002	2003	2004

Net Income to common shareholders	$ 3,036,047	$ 870,289	$ 2,633,782
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(31,319)	-	(13,112)
Proforma net income	$ 3,004,728	$ 870,289	$ 2,620,670

Basic and Diluted Income per share
As reported-basic	$ 1.03	$ 0.30	$ 0.88
As reported-diluted	1.00	0.29	0.87
Proforma-basic	1.02	0.30	0.87
Proforma-diluted	0.99	0.29	0.86

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  At December 31, 2003 and 2004, the Company had cash in excess of federally insured limits.  The following summarizes interest paid, income taxes paid and interest capitalized:

	________Year Ended December 31,______
	___2002__	___2003__	___2004__
Interest paid (excluding capitalized interest)	$2,211,000	$2,401,000	$2,469,000
Income taxes paid	1,461,000	694,000	389,000
Capitalized interest	306,000	187,000	226,000

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  The Company will be required to apply this statement to inventory costs incurred after December 31, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and requires such transactions to be accounted for using a fair-valued-based method and the resulting cost recognized in the Company’s financial statements.  This new standard is effective for interim and annual periods beginning after June 15, 2005.  The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the third quarter of 2005 and does not presently believe it will have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real-Estate Time-Sharing Transactions.”  SFAS No. 152 amends SFAS No. 66 “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real-Estate Time-Sharing Transactions.”  The Company will be required to apply this statement prospectively for real estate time-sharing transactions entered into after December 31, 2005.  The Company is currently evaluating what effect this statement will have on the Company’s revenue recognition, financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” to eliminate the exception for non-monetary exchanges of similar productive assets.  The Company will be required to apply this statement to non-monetary exchanges after December 31, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Note 2. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2003	2004
Vacation Ownership Interest notes receivable	$ 39,308,612	$ 39,053,515
Holdbacks by financial institutions	2,633,567	2,515,212
Other receivables	1,681,475	2,182,137
Allowance for possible credit losses	(4,810,472)	(3,345,046)
	$ 38,813,182	$ 40,405,818

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13.9% to 17.9% and have terms of five to ten years.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

At December 31, 2004, the Company has an agreement through 2005 with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis, with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At December 31, 2004, $8.7 million of the $30.0 million commitment was available to the Company.

For the twelve months ended December 31, 2002, 2003 and 2004, the Company sold with recourse approximately $10 million, $12 million and $9 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company recorded finance income of approximately $3.0 million, $2.8 million and $1.2 million, as interest and finance income during the years ended December 31, 2002, 2003 and 2004, respectively, related to notes sold with recourse.

At December 31, 2003 and 2004, the Company had approximately $14.7 million and $14.1 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa (“Los Abrigados”), Varsity Clubs of America–South Bend (“VCA–South Bend”) and Varsity Clubs of America–Tucson (“VCA–Tucson”).

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5%.  The $30.0 million borrowing period expires in 2005 and the maturity is in 2010.  At December 31, 2004, approximately $9.8 million is available under this commitment.

At December 31, 2004, notes receivable in the amount of approximately $151,000 have been designated for the Company’s Series A Preferred Stock sinking fund and therefore their use is restricted (Note 10).

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2002	2003	2004
Beginning balance	$ 3,533,483	$ 3,072,668	$ 4,810,472
Provision for doubtful accounts	1,588,749	2,232,256	1,613,121
Amounts written off	(2,049,564)	(494,452)	(3,078,547)
Ending balance	$ 3,072,668	$ 4,810,472	$ 3,345,046

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  In 2004, the Company wrote off receivables for which it had not exhausted collection efforts nor accepted a deed back, thereby accelerating such write-offs.  Further collection on any such notes, if any, will be reported as increases in the allowance in the year collected.  During 2003 and 2004, the Company deeded back in bulk transactions 49 and 111.5 Vacation Ownership Interests of delinquent owners.  These accounts had become delinquent over a period of several years.  At December 31, 2004, $11.5 million in principal or $8.8 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 20.6% and 15.7%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

At December 31, 2003 and 2004, the above allowance includes $294,000 and $282,000 respectively, for notes sold with recourse.

Note 3. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales consists of the following:

	December 31,
	2003	2004
Premiere Vacation Club	$ 14,605,466	$ 15,230,879
VCA–Tucson	210,588	225,430
VCA–South Bend	2,166,075	1,681,313
Golden Eagle Resort	873,213	882,063
Los Abrigados	489,589	314,047
Premiere Vacation Club at the Roundhouse Resort	749,255	749,255
Kohl’s Ranch Lodge	227,206	54,856
The Inn at Los Abrigados	310,258	243,058
Other	45,585	15,585
	$ 19,677,235	$ 19,396,486

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

In January 1999, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1999 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002 and 2004, the Company annexed additional units and as of December 31, 2004, Premiere Vacation Club included a total of 21,300 Vacation Ownership Interests.  The 21,300 Vacation Ownership Interests annexed into the Club consisted of 3,730.50 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 317.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,861 Vacation Ownership Interests in Kohl’s Ranch Lodge, 957 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 1,469.5 Vacation Ownership Interests in VCA–South Bend, 2,841.5 Vacation Ownership Interests in VCA–Tucson, 178 Vacation Ownership Interests in the Roundhouse Resort, 1,679 Vacation Ownership Interests in the Carriage House, 4,628 Vacation Ownership Interests in the Bell Rock Inn, 988 Vacation Ownership Interests in the Rancho Mañana Resort, and 150 Vacation Ownership Interests in the Scottsdale Camelback Resort.

Note 4. Basic and Diluted Net Income Per Share

The following presents the computation of basic and diluted net income per share:

	Year Ended
	December 31,
	2002	2003	2004
Income from continuing operations	$ 3,082,418	$ 2,751,014	$ 2,716,652
Less: Series A preferred stock dividends	(47,321)	(47,321)	(46,788)
Income from continuing operations available
to common shareholders	3,035,097	2,703,693	2,669,864
Income (loss) from discontinued operations	950	(1,833,404)	(36,082)
Basic and Diluted Net Income Available to Common Shareholders	$ 3,036,047	$ 870,289	$ 2,633,782

Basic Weighted-Average Common Shares Outstanding	2,934,560	2,911,297	3,003,481
Effect of dilutive securities:
Convertible Series C preferred stock	61,378	37,734	30,562
Stock options	43,282	6,965	6,531
Diluted Weighted-Average Common Shares Outstanding	3,039,220	2,955,996	3,040,574
Basic Income Per Common Share
Income from continuing operations	$ 1.03	$ 0.93	$ 0.89
Loss from discontinued operations	-	(0.63)	(0.01)
Total Basic net income per share	$ 1.03	$ 0.30	$ 0.88
Diluted Income Per Common Share
Income from continuing operations	$ 1.00	$ 0.91	$ 0.88
Loss from discontinued operations	-	(0.62)	(0.01)
Total Diluted net income per share	$ 1.00	$ 0.29	$ 0.87

Stock options to purchase 13,200 shares of common stock at a price of $8.125 per share were outstanding at December 31, 2002 and 2003, respectively but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  These options expired in 2004.

Series C Convertible Preferred Stock dividends are not required, nor were they declared, subsequent to November 1, 1998.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 5. Other Assets

Other assets consist of the following:

	December 31,
	2003	2004
Inventories	$ 873,203	$ 929,784
Escrow accounts	1,457,518	1,708,498
Miscellaneous receivables and other	1,503,588	1,783,357
Deferred loan and lease fees	6,173,210	6,001,818
	$ 10,007,519	$ 10,423,457

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of cost or market.

The Company is required to make monthly release payments into an escrow account under the terms of a guarantee commitment (Note 9).  The balance of this escrow account at December 31, 2003 and 2004 is $1,236,079 and $1,614,369, respectively.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease and mainly consist of the fees to acquire the leasehold interest in Las Vegas (Note 9).  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

Note 6. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2003	2004
Land	$ 403,962	$ 150,826
Buildings and improvements	5,457,791	5,043,980
Leasehold improvements	2,627,831	3,055,022
Furniture and fixtures	5,269,377	6,012,748
Office equipment	1,700,877	1,924,346
Computer equipment	1,158,099	1,151,973
Vehicles	323,607	353,530
	16,941,544	17,692,425
Accumulated depreciation	(5,351,114)	(6,475,543)
	$ 11,590,430	$ 11,216,882

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

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 7. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

	December 31,
	2003	2004
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$ 1,924,000	$ 1,308,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	599,000	516,000
Net operating loss and minimum tax carryforwards	2,721,000	2,746,000
Loss on investment	429,000	164,000
Other	265,000	245,000
Total deferred tax assets	5,938,000	4,979,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(8,348,000)	(8,442,000)
Tax depreciation in excess of book	(672,000)	(562,000)
Total deferred tax liabilities	(9,020,000)	(9,004,000)
Net deferred tax liability	$ (3,082,000)	$ (4,025,000)

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2002	2003	2004
Current income tax (benefit)
Federal	$ 908,251	$ 1,413,965	$ 835,134
State	(8,618)	222,639	172,846
Benefit of operating loss carryforwards	(893,683)	(1,276,424)	(502,121)
Federal (minimum tax)	893,683	1,276,424	502,121
Current income tax	$ 899,633	$ 1,636,604	$ 1,007,980

Deferred income tax
Federal	$ 860,685	$ 171,472	$ 675,448
State	294,627	21,291	13,286
Deferred income tax	1,155,312	192,763	688,734
Income tax expense from continuing operations	$ 2,054,945	$ 1,829,367	$ 1,696,714

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2002	2003	2004
Federal, computed on income before income taxes	$ 1,746,703	$ 1,557,330	$ 1,500,544
State, computed on income before income taxes	203,440	181,383	161,529
Other	104,802	90,654	34,641
Income tax expense from continuing operations	$ 2,054,945	$ 1,829,367	$ 1,696,714

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes.  Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests until the installment payments on customer receivables are received by the Company or the customer receivables are sold by the Company.

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

At December 31, 2004, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $900,000, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year.  To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 8. Notes Payable

Notes payable consist of the following:

	December 31,
	2003	2004
Note payable, collateralized by consumer notes receivable, interest at
Prime plus 1.5% (6.75% at December 31, 2004) due through 2010	$ 19,386,840	$ 20,227,155
Note payable, collateralized by deed of trust on Bell Rock Inn, interest at
7.49%, due through 2023	4,223,101	4,129,429
Construction note payable, collateralized by deeds of trust, interest at
Prime plus 2.5% (7.75% at December 31, 2004), due through 2007	4,131,221	5,818,676
Note payable, collateralized by deed of trust and assignment of rent on
Premiere Park, interest at the greater of prime plus 1.0% (6.25% at
December 31, 2004) or 7.0% due through 2007	3,577,304	3,412,665
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
Prime plus 1.5% (6.75% at December 31, 2004) due through 2010	2,540,000	2,085,000
Note payable, collateralized by holdbacks at financial institutions and stock of the
Company , interest at 10.0%, due through 2008	1,968,980	1,923,847
Note payable collateralized by deed of trust, interest at the greater of prime
plus 1.5% (6.75% at December 31, 2004) or 7.0%, due through 2008	1,863,289	1,617,483
Note payable, collateralized by deed of trust on Rancho Manana Resort,
interest at prime plus 2.25% (7.5% at December 31, 2004), due through 2006	-	1,340,005
Construction note payable, collateralized by treasury stock, interest at prime plus 1.0%
(6.25% at December 31, 2004) plus a minimum principal payment
of $134,000 monthly, due through 2005	1,849,596	1,107,734
Note payable collateralized by deed of trust, interest at the greater of prime
plus 1.5% (6.75% at December 31, 2004) or 7.0%, due through 2007	1,448,766	-
Lines of credit aggregating $2,100,000, interest at prime plus 1.5% to prime plus 1.75% (6.75% to 7.0% at December 31, 2004), collateralized by
treasury stock and consumer notes receivable, due through 2005	2,000,000	1,150,000
Loan premium, amortized at 4.37% through 2011 (Note 9)	1,350,331	1,192,182
Note payable, collateralized by deed of trust on Los Abrigados, interest at
Prime plus 2.5% (7.75% at December 31, 2004), due through 2008	813,301	754,637
Note payable, collateralized by pledge of note receivable, interest at
Prime plus 1.5% (6.75% at December 31, 2004), due through 2006	-	338,889
Obligations under capital leases with interest at 3.0% to 4.0% (Note 15)	580,259	334,213
Note payable, collateralized by deed of trust, interest at 8.5%,
due through 2007	311,566	-
Note payable, collateralized by deed of trust, interest at
7.29%, due through 2007	316,406	298,125
Note payable, collateralized by deed of trust, interest at 7.75%,
due through 2007	85,496	81,389
Notes payable, collateralized by furniture, fixtures and equipment, interest
at 3.0% to 7.6%, due through 2008	1,703,022	1,153,796
Other	43,513	27,820
	$ 48,192,991	$ 46,993,045

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2004, approximately $28.1 million of the Company’s notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral.  The maturities of these notes are included below based on their scheduled repayment terms and maturities.  The amounts below also include amounts due and collected directly from Customer payments on the notes receivable used as collateral.  Future contractual maturities of notes payable and capitalized leases at December 31, 2004 are as follows:

2005	$13,061,794
2006	7,295,510
2007	8,216,506
2008	7,205,823
2009	4,861,616
Thereafter	6,351,796
$46,993,045

Note 9. Commitments and Contingencies

Operating Leases

Operating leases are used to lease the Los Abrigados Lodge, office space, equipment and vehicles.  Future minimum lease payments on non-cancelable operating leases at December 31, 2004 are as follows:

2005	$1,788,000
2006	1,429,000
2007	1,266,000
2008	1,231,000
2009	1,223,000
Thereafter	10,907,000
$17,844,000

Total rent expense for the years ended December 31, 2002, 2003 and 2004 was approximately $2,208,000, $2,493,000 and $2,458,000 respectively.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and are vigorously defending plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel has identified as purported “class representatives.”  The plaintiffs have taken no depositions.  All matters in the litigation have been stayed by stipulation and order while the Company and plaintiffs seek to negotiate a settlement.  The ultimate effect to the Company is currently unknown.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

In July 2001, the Company acquired a 50-year leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, University of Nevada – Las Vegas (“UNLV”) and the “Strip” in Las Vegas, Nevada.  The $5 million purchase price for the leasehold interest consisted of a $100,000 earnest money deposit made in August 2000 and a $4.9 million promissory note from a subsidiary of the Company to an unrelated third party (“the Note”).  In June 2002, the Company purchased the Note for $3.325 million.  Both the $4.9 million receivable and the Note are eliminated in consolidation.  The original discount of $1,575,000 is being amortized to income over the term of the Note.  That discount, net of accumulated amortization, is included in notes payable.  The Company amortized $151,406 and $158,149 during the twelve months ended December 31, 2003 and 2004, respectively.  The Company

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

borrowed $3.8 million in June 2002, a portion of which was used to purchase the Note and the Note is collateral for the borrowing (Note 8).

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004, the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $1,614,369 is included in other assets.

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

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability of $68,301 for its future obligation.

In July 2004, the Company purchased 19 units and an additional 3.81 acres of land at Rancho Mañana Resort.  In conjunction with the purchase, the Company guaranteed that it would pay a minimum of $5.0 million, payable in product cost and profit distributions of not less than $52,080 per month through June 30, 2013.

Note 10. Shareholders’ Equity

Preferred Stock

At December 31, 2003 and 2004, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends were paid of $47,321, $47,321 and $46,788 in 2002, 2003 and 2004, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund.  At December 31, 2004, notes receivable in the amount of approximately $151,000 have been designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2003 and 2004, preferred stock also includes 106,785 and 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $293,048 and $161,815, respectively.  The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors.  If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends (“Dividend Arrearage”) could have been converted to “Cumulation Shares” at the rate of $6 of Dividend Arrearage per Cumulation Share.  The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preference of the Series A stock.  Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock was convertible to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages.  For the years ended December 31, 2002, 2003 and 2004, the Company recorded the exchange of 52,065, 11,655 and 47,548 Series C Convertible shares for 17,355, 3,885 and 15,849 common shares, respectively.  The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Common Stock

For the years ended December 31, 2002, 2003 and 2004, the Company issued 8,400, 100 and 9,000 shares of restricted common stock, valued at $32,918, $386 and $73,536, respectively, to employees in exchange for services provided.  In 2002, 2003 and 2004, the Company also issued 7,185, 3,568 and 6,827 shares of common stock valued at $57,479, $30,531 and $54,616, respectively, to a professional service provider in exchange for services provided.  In addition, in 2004, 72,000 common shares valued at $598,400 were purchased from the Company by the ILX Resorts Incorporated Employee Stock Ownership Plan.

In December 2004, the Company issued 415,778 common shares valued at $3,377,754, net of offering costs of $363,589, to selected institutional and private investors under a private placement.

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

During 2002, 2003 and 2004, the Company purchased 214,095, 96,895 and 6,000 shares of its Common Stock for $1,580,194, $777,070 and $44,025.

In the years ended December 31, 2003 and 2004, the Company issued 7,499 and 3,737 shares of common stock, valued at $58,387 and $36,410, respectively, as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock.  Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the years ended December 31, 2003 and 2004, shareholders elected to receive 85,526 and 107,188 shares of common stock valued at $620,836 and $950,989 under the DRIP and cash dividends of $454,061 and $662,201, respectively.  Of the 85,526 common shares in 2003, 21,949 were purchased in privately negotiated transactions and 63,577 were newly issued common shares.  Of the 107,188 common shares in 2004, 5,000 were purchased in privately negotiated transactions and 102,188 were newly issued common shares.  The 85,526 and 107,188 common shares include 33,635 and 43,843 common shares, valued at $269,721 and $389,778, respectively, issued on shares held as collateral.  The Company incurred offering costs of $64,368 under the DRIP in 2003 which were netted against common shares issued.  In October 2004, the annual cash dividend was increased to $0.44 per common share for 2005 to be paid in equal quarterly installments.  At December 31, 2004, $366,678 was accrued for the fourth quarter 2004 dividend which is payable January 10, 2005.

In January 2003 and 2004, options to purchase 5,000 shares of common stock priced at $4.60 and $3.25 per share, respectively, were exercised.

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

During the year ended December 31, 2002, the Company contributed $400,000 to the ESOP and the funds were used to exercise options for 100,000 shares of common stock.  During the year ended December 31, 2003, the Company contributed $181,500 to the ESOP and the funds were used to make principal and interest payments on the note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company.  The difference of $9,075 between the fair market value of the leveraged shares at the time of the debt repayment and their actual cost when the shares were purchased was charged to Paid in Capital.  During the year ended December 31, 2004, the ESOP purchased 72,000 common shares from the Company for $598,400.

At December 31, 2004, the ESOP held 632,853 shares and $15,562 in cash.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 12. Employee Stock Option Plans

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  In February 2004, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $7.57 per share to an independent director.  In December 2004, the Company issued options to purchase 25,000 shares of common stock at an exercise price of $9.90 per share to all of its independent directors.  The aggregate number of shares that may be issued under the Plans shall not exceed 100,000 shares.  The number of shares available for grant under the Plans at December 31, 2003 and December 31, 2004 was 71,800 and 60,000, respectively.

Stock option transactions are summarized as follows:

	Options	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2001	190,700	$3.25-$8.125	$5.28
Options granted	-	-	-
Options exercised	(100,000)	4.00	4.00
Options canceled	(57,500)	6.82-8.125	7.22
Outstanding at December 31, 2002	33,200	3.25-8.125	5.80
Options granted	-	-	-
Options exercised	(5,000)	4.60	4.60
Options canceled	-	-	-
Outstanding at December 31, 2003	28,200	3.25-8.125	6.01
Options granted	30,000	7.57-9.90	9.51
Options exercised	(5,000)	3.25	3.25
Options canceled	(13,200)	8.125	8.13
Outstanding at December 31, 2004	40,000	$4.60-$9.90	$8.28

Exercisable at December 31, 2003	28,200	$3.25-$8.125	$6.01

Exercisable at December 31, 2004	15,000	$4.60-$7.57	$5.59

Weighted-average fair value of
options granted during year
ended December 31, 2003	-

Weighted-average fair value of
options granted during year
ended December 31, 2004	4.21

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Weighted-Average Assumptions:
Dividend yield	-	-	4.40%
Expected volatility	-	-	69.20%
Risk-free interest rate	-	-	3.41%
Expected life of options, in years	-	-	5.00%

A summary of stock options outstanding and exercisable at December 31, 2004 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.60	10,000	1.77	$ 4.60	10,000	$ 4.60
$ 7.57	5,000	4.14	$ 7.57	5,000	$ 7.57
$ 9.90	25,000	4.96	$ 9.90	-	$ 9.90
	40,000			15,000

Note 13. Profit Sharing Plan

The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate.  The Company contributes a discretionary amount to the plan as determined by the Board of Directors.  The Company declared contributions of $50,000 for the years ended December 31, 2002, 2003 and $65,000 for the year ended December 31, 2004.

Note 14. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000.  The Company leases the building for $48,000 per year.  The lease expires December 31, 2006 and has 2 one-year options to renew at the rate of $48,000 per year.

In March 2002, the Company completed a transaction with Edward John Martori (EJM).  EJM had been a creditor of the company and was a direct and indirect major shareholder of the Company.  EJM purchased the Sedona Station (the Sedona sales office) for $1,650,000 and the Company recorded a gain of $586,111 on the transaction.  The loan to the Company secured by the property, which had a balance of $794,345, was assumed by EJM and a note payable from the Company to EJM of $700,000 was paid in full as a part of the transaction.  The balance of the purchase price was paid to the Company in cash.  The Company is leasing the space back from EJM under a nine-year lease agreement (at $165,000 per annum) and has paid $123,751, $165,000 and $165,000 in rent expense for the twelve months ended December 31, 2002, 2003 and 2004, respectively.

During 2003 and 2004, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 385 and 240 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $422,633 and $274,273 for the years ended December 31, 2003 and 2004, respectively, were recorded on the sales and is included in Income from land and other, net.  At December 31, 2004, deeds of trust for 531 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,264,615.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

In August 2002, the Company invested $1,000,000 in cash for 8,000,000 (266,667 post reverse stock split in January 2005) shares or an approximately 36.4% ownership interest in GWWI.  The Company also entered into a sublease agreement with GWWI in 2002.  GWWI planned to develop the 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada.  The facility included a sports themed restaurant and bar, pro shop, and one 18-hole natural grass putting course.  Through October 2003, the Company advanced GWWI $2,880,781 under a promissory note, accruing interest at 10%.  GWWI ceased operations on October 31, 2003.  The sublease between the Company and GWWI was terminated in conjunction with the closing.  The Company’s note receivable from GWWI was secured by a Pledge Agreement of GWWI’s assets.  The Company exercised its rights under the Pledge Agreement and assumed certain GWWI assets in partial satisfaction of the note.  In addition, the Company transferred assets under certain equipment leases entered into by GWWI and assumed payments on those leases.  The difference between the carrying value of the assets transferred and the assumption of the leases reduced the balance of the note from GWWI (see Note 6).  The remaining principal and interest balance as well as the investment in GWWI was determined to be impaired and the Company recorded the impairment in 2003 and classified its operations as discontinued.  Discontinued operations in 2002 were comprised of rental income of $127,170 offset by the 36.4% share of GWWI’s operating losses of $125,587, net of tax expense of $633.  In 2003, the outstanding principal balance of the note of $2,395,423, the Company’s share of GWWI losses for the first three quarters of 2003 of $403,609, the impairment of the remaining investment of $542,774 and the rental income from GWWI of $286,132, are reported as discontinued operations, net of a tax benefit of $1,222,269.  In 2004, cash advanced to GWWI in the amount of $60,136 was reported as discontinued operations, net of a tax benefit of $24,054.

Note 15. Capital Leases

Leased assets included in property and equipment totaled $710,500 and $596,508 (net of accumulated amortization of $130,241 and $262,296) at December 31, 2003 and 2004, respectively.  The leases expire through 2006.  Future minimum lease payments at December 31, 2004 are as follows:

2005	$ 242,197
2006	100,788
Total	342,985
Less: Amounts representing interest	(8,772)
Net minimum lease payments	$ 334,213

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

Note 18. Subsequent Events (unaudited)

In March 2005, the Company and its subsidiary VCA Nevada Incorporated entered into an agreement, that is effective April 1, 2005, with a third party that provides the third party the right, on or before May 30, 2005, to acquire VCA Nevada’s leasehold interest in the 44-acre parcel of land in Las Vegas for $19.0 million in consideration.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 19. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2002
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 11,839,290	$ 16,061,028	$ 15,205,083	$ 15,488,067
Operating income	1,731,966	2,521,752	1,622,317	1,327,375
Net income from continuing operations	747,458	1,224,101	642,065	468,794
Net income (loss) from discontinued operations	-	-	(8,162)	9,112
Net income per share-basic from continuing operations	0.25	0.41	0.21	0.16
Net income (loss) per share-basic from discontinued operations	0.00	0.00	0.00	0.00
Net income per share-diluted from continuing operations	0.24	0.40	0.20	0.16
Net income (loss) per share-diluted from discontinued operations	0.00	0.00	0.00	0.00

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 14,754,034	$ 17,457,215	$ 17,564,566	$ 15,614,205
Operating income	1,282,826	2,305,407	1,808,027	1,427,988
Net income from continuing operations	457,100	1,047,267	736,758	509,889
Net income (loss) from discontinued operations	27,855	(4,061)	(62,825)	(1,794,373)
Net income per share – basic from continuing operations	0.15	0.36	0.25	0.17
Net income (loss) per share-basic from discontinued operations	0.01	0.00	(0.02)	(0.62)
Net income per share – diluted from continuing operations	0.15	0.35	0.25	0.17
Net income (loss) per share-diluted from discontinued operations	0.01	0.00	(0.02)	(0.61)

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,124,152	$ 16,853,379	$ 15,247,934	$ 14,403,714
Operating income	585,038	2,488,250	1,949,120	1,698,919
Net income from continuing operations	69,688	1,183,829	811,590	651,545
Net loss from discontinued operations	-	-	-	(36,082)
Net income per share – basic from continuing operations	0.02	0.40	0.27	0.20
Net loss per share-basic from discontinued operations	-	-	-	(0.01)
Net income per share – diluted from continuing operations	0.02	0.39	0.27	0.20
Net loss per share-diluted from discontinued operations	-	-	-	(0.01)

Note 20. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

EXHIBIT INDEX

Exhibit Numbers	Description	Page Numbers or Method of Filing

1	Form of Underwriting Agreement	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).1	Articles of Incorporation of International Leisure Enterprises Incorporated (filed October 8, 1986)	Incorporated by reference to Registration Statement on Form S-1 No. 33-16122

3(i).2	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed August 31, 1987)	Incorporated by reference to 1990 10-K

3(i).3	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed October 19, 1987)	Incorporated by reference to 1994 10-K/A-3

3(i).4	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (filed May 3, 1990)	Incorporated by reference to 1994 10-K/A-3

3(i).5	Articles of Amendment to the Articles of Incorporation of International Leisure Enterprises Incorporated (Name changed by this Amendment to ILX Incorporated), (filed June 28, 1993)	Incorporated by reference to 1993 10-K

3(i).6	Certificate of Amendment to Articles of Incorporation, filed January 12, 1998	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).7	Articles of Correction, filed January 12, 1998, to correct Certificate of Amendment to Articles of Incorporation, dated January 12, 1998	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).8	Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(i).9	Certificate of Designation, Preferences, Rights, and Limitations of Series B Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(ii).10	Certificate of Designation of Series C Preferred Stock, filed April 30, 1993
Incorporated by reference to 1993 10-K

3.(ii)	Amended and Restated Bylaws of International Leisure Enterprises Incorporated, dated October 26, 1987	Incorporated by reference to 1990 10-K

4	Form of Common Stock Certificate	Incorporated by reference to Form 8-A, filed February 4, 1998

10.1	1992 Stock Option Plan	Incorporated by reference to 1992 10-K

10.2	1995 Stock Option Plan	Incorporated by reference to 1995 10-K

10.3	Agreement and Plan of Merger among ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated March 15, 1993	Incorporated by reference to 1992 10-K

10.4	First Amendment to Agreement and Plan of Merger between ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated April 22, 1993	Incorporated by reference to 1993 10-K

10.5	Lease Agreement between Edward John Martori and Red Rock Collection Incorporated, dated December 29, 1995	Incorporated by reference to 1995 10-K

10.6	Lease Agreement between Edward John Martori and ILX Resorts Incorporated dated January 1, 2000	Incorporated by reference to 1999 10-K

10.7	First Amended Certificate of Limited Partnership and Amended Agreement of Los Abrigados Partners Limited Partnership, dated September 9, 1991	Incorporated by reference to 1991 10-K

10.8	Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993	Incorporated by reference to 1994 10-K/A-3

10.9	First Amendment to Amended Agreement of Los Abrigados Partners Limited Partnership, dated February 9, 1996	Incorporated by reference to 1995 10-K

10.10	Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.11	Security Agreement between ILX Incorporated and Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.12	Amended and Restated Promissory Note ($909,078) by ILX Incorporated to Edward J. Martori, dated January 1, 1996	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

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

Incorporated by reference to 9/30/98 10Q

10.22	Agreement for Sale and Transfer of Promissory Note between ILX Resorts Incorporated and Martori Enterprises Incorporated dated as of September 29, 1998	Incorporated by reference to 9/30/98 10Q

10.23	Contract of Sale of Timeshare Receivables with Recourse between Resort Funding, Inc. and Premiere Development Incorporated dated as of March 19, 1999	Incorporated by reference to 1998 10-K

10.24	Guaranty Agreement between ILX Resorts Incorporated and Resort Funding, Inc. dated as of March 19, 1999	Incorporated by reference to 1998 10-K

10.25

Rider to Contract between Resort Funding, Inc. and Premiere Development Incorporated dated March 24, 1999 to supplement the Contract of Sale of Timeshare Receivables with Recourse dated as of March 19, 1999

Incorporated by reference to 1998 10-K

10.26

Credit Agreement between Patrick J. McGroder, III, Nancy J. Stone, and James W. Myers, Trustees for the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust and Litchfield Financial Corporation dated as of August 12, 1999

Incorporated by reference to 9/30/99 10Q

10.27	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to SWI’s Form 10-SB on Form 10SB12G No. 000-25025, filed November 4, 1998

10.28	Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 1 to Form 10-SB on Form 1012G/A No. 000-25025, filed July 2, 1999

10.29	Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 2 to Form 10-SB on Form 10SB12G/A No. 000-25025, filed November 12, 1999

10.30	Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 3 to Form 10-SB on Form 1012G/A No. 000-25025, filed December 8, 1999

10.31	Letter agreement, dated as of October 28, 1999, among ILX Resorts Incorporated and Sedona Worldwide Incorporated	Incorporated by reference to 1999 10-K

10.32	Modification Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated, dated January 1, 2001	Incorporated by reference to 2000 10-K

10.33	Schedule 14C Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed January 3, 2000

10.34	Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele Foundation, Inc. dated February 23, 2000	Incorporated by reference to 1999 10-K

10.35	Installment Promissory Note ($500,000) by ILX Resorts Incorporated to Martori Enterprises Incorporated dated August 1, 1999	Incorporated by reference to 1999 10-K

10.36	Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000	Incorporated by reference to 9/30/2000 10Q

10.37	First Amendment in Total between the County of Clark, a political subdivision of the State of Nevada, and ILX Resorts Incorporated, dated November 15, 2000	Incorporated by reference to 2000 10-K

10.38	Assignment and Assumption of Lease between ILX Resorts Incorporated and VCA Nevada Incorporated, dated January 12, 2001	Incorporated by reference to 2000 10-K

10.39	First Amendment to Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001	Incorporated by reference to 2000 10-K

10.40	Purchase and Sale Agreement between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000	Incorporated by reference to 9/30/2001 10Q

10.41	Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001	Incorporated by reference to 9/30/2001 10Q

10.42	First Modification Agreement dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.	Incorporated by reference to 9/30/2001 10Q

10.43	Amendment to Loan Documents between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated October 31, 2001	Incorporated by reference to 2001 10-K

10.44	General Bill of Sale, Assignment and Assumption Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated dated January 2, 2002	Incorporated by reference to 2001 10-K

10.45	Purchase and Sale Agreement between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.46	Sedona Station Lease between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.47	Loan Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, L.L.C. dated June 23, 2002	Incorporated by reference to 6/30/2002 10Q

10.48	Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated	Incorporated by reference to 6/30/2002 10Q

10.49	Secured Promissory Note between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2002 10Q

10.50	Pledge Agreement between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

14	Code of Ethics	Filed herewith

21	List of subsidiaries of ILX Resorts Incorporated	Filed herewith

23	Consent of Independent Registered Certified Public Accountants	Filed herewith

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith