Form 10-Q
period 2005-03-31
ILX RESORTS INC
filed 2005-05-16
CIK 819551

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes    X

No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes _____

No    X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class

Outstanding at March 31, 2005

Common Stock, without par value

3,505,166 shares

See notes to condensed consolidated financial statements

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2004	2005
ASSETS
Cash and cash equivalents	$ 5,717,484	$ 5,506,060
Notes receivable, net	40,405,818	40,282,156
Resort property held for Vacation Ownership Interest sales	19,396,486	18,329,231
Resort property under development	1,373,469	2,503,182
Land and other held for sale	701,761	8,751,530
Deferred assets	24,655	24,655
Property and equipment, net	11,216,882	7,991,616
Other assets	10,423,457	5,560,777

TOTAL ASSETS	$ 89,260,012	$ 88,949,207

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,467,860	$ 1,411,965
Accrued and other liabilities	2,924,521	3,822,477
Income taxes payable	623,845	18,530
Notes payable	46,993,045	46,348,900
Deferred income taxes	4,025,368	4,162,015
Total liabilities	56,034,639	55,763,887
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,060,395 and 5,083,304 shares issued	25,290,339	25,524,394
Treasury stock, at cost, 1,568,219 and 1,578,138 shares, respectively	(6,537,380)	(6,638,755)
Additional paid-in capital	59,435	59,435
Retained earnings	13,666,314	13,493,581
Total shareholders' equity	33,225,373	33,185,320
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 89,260,012	$ 88,949,207

See notes to condensed consolidated financial statements

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2005
REVENUES:
Sales of Vacation Ownership Interests	$ 7,962,211	$ 8,018,519
Resort operating revenue	4,099,845	3,997,856
Interest and finance income	1,062,096	1,044,951
Total revenues	13,124,152	13,061,326
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	997,871	1,186,058
Cost of resort operations	3,818,943	3,705,691
Sales and marketing	5,481,454	5,135,016
General and administrative	1,513,335	1,326,513
Provision for doubtful accounts	351,480	352,827
Depreciation and amortization	501,961	462,330

Total cost of sales and operating expenses	12,665,044	12,168,435
Timeshare and resort operating income	459,108	892,891
Income from land and other, net	125,930	89,658
Total operating income	585,038	982,549
Interest expense	(553,248)	(605,010)
Income from continued operations before income taxes	31,790	377,539
Income tax benefit (expense)	37,898	(147,870)
Income from continuing operations	69,688	229,669
Discontinued operations, net of tax benefit of $0 and $11,223
respectively	-	(16,833)
NET INCOME	$ 69,688	$ 212,836

NET INCOME PER SHARE
Basic from continuing operations	$ 0.02	$ 0.06
Basic from discontinued operations	$ -	$ -
Total Basic income per share	$ 0.02	$ 0.06
Diluted from continuing operations	$ 0.02	$ 0.06
Diluted from discontinued operations	$ -	$ -
Total Diluted income per share	$ 0.02	$ 0.06
DIVIDENDS PER SHARE	$ 0.105	$ 0.110

See notes to condensed consolidated financial statements

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 69,688	$ 212,836
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of property and equipment	(16,253)	(24,510)
Income tax expense (benefit)	(37,898)	136,647
Provision for doubtful accounts	351,480	352,827
Depreciation and amortization	501,961	462,330
Amortization of guarantee fees	1,775	-
Amortization of loan premium	(38,894)	(40,626)
Common stock issued to employees for services	7,096	-
Change in assets and liabilities:
Decrease in notes receivable, net	(646,366)	(229,165)
Decrease in resort property held for Vacation Ownership
Interest sales	133,635	1,067,255
Decrease (increase) in resort property under development	148,302	(1,129,713)
Increase in other assets	(17,223)	(160,925)
Decrease in accounts payable	(348,895)	(72,649)
Increase in accrued and other liabilities	1,655,823	897,956
Decrease in income taxes payable	(270,675)	(605,315)
Net cash provided by operating activities	1,493,556	866,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(310,841)	(410,388)
Proceeds from sale of property and equipment	16,253	171,670
Net cash used in investing activities	(294,588)	(238,718)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	5,423,186	4,311,030
Principal payments on notes payable	(6,343,419)	(4,914,549)
Proceeds from exercise of stock options	16,250	-
Acquisition of treasury stock and other	(35,150)	-
Common stock dividend	(152,643)	(236,135)
Net cash used in financing activities	(1,091,776)	(839,654)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,192	(211,424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,956,285	5,717,484

See notes to condensed consolidated financial statements

PART I

ITEM 1.

 FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,063,477	$ 5,506,060
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer of Construction In Progress
to Land and Other Held for Sale	-	3,312,670
Transfer of Leasehold Interest to
Land and Other Held for Sale	-	4,884,260

PART I

ITEM 1.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Condensed Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  The following summarizes interest paid, income taxes paid and interest capitalized.

	Three Months Ended March 31,
	2004	2005

Interest paid, (excluding capitalized interest)	$553,248	$605,010
Income taxes paid	270,675	605,315
Interest capitalized	50,664	100,228

PART I

ITEM 1.

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

	Three Months Ended March 31
	2004	2005

Net Income to common shareholders	$ 69,688	$ 212,836
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(8,391)	(16,473)

Proforma net income	$ 61,297	$ 196,363

Basic and Diluted Income per share
As reported-basic	$ 0.02	$ 0.06
As reported-diluted	0.02	0.06
Proforma-basic	0.02	0.05
Proforma-diluted	0.02	0.05

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

PART I

ITEM 1.

 FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31
	2004	2005
Income from continuing operations	$ 69,688	$ 229,669
Less: Series A preferred stock dividends	(11,697)	(11,697)
Income from continuing operations available
to common shareholders	57,991	217,972
Income (loss) from discontinued operations	-	(16,833)
Basic and Diluted Net Income Available to Common Shareholders	$ 57,991	$ 201,139

Basic Weighted-Average Common Shares Outstanding	2,924,256	3,504,208
Effect of dilutive securities:
Convertible Series C preferred stock	34,921	-
Stock options	6,501	6,408
Diluted Weighted-Average Common Shares Outstanding	2,965,678	3,510,616
Basic Income Per Common Share
Income from continuing operations	$ 0.02	$ 0.06
Loss from discontinued operations	-	-
Total Basic net income per share	$ 0.02	$ 0.06
Diluted Income Per Common Share
Income from continuing operations	$ 0.02	$ 0.06
Loss from discontinued operations	-	-
Total Diluted net income per share	$ 0.02	$ 0.06

Note 3. Shareholders’ Equity

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the three months ended March 31, 2005, shareholders elected to receive 22,909 shares of common stock valued at $234,055 under the DRIP and cash dividends of $236,135.  All of the 22,909 were newly issued common shares.  The 22,909 common shares include 9,919 common shares, valued at $101,375, issued on treasury shares held as collateral.  At March 31, 2005, $385,568 was accrued for the first quarter 2005 dividend which was paid April 11, 2005.

Note 4. Related Party Transactions

During the three months ended March 31, 2005, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 34 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at

PART I

ITEM 1.

 FINANCIAL STATEMENTS

$2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $42,145 was recorded on the sale.  At March 31, 2005 deeds of trust for 535 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,266,644.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Subsequent Events

In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement between the Company, its Sedona Vacation Club and Premiere Vacation Club businesses and the putative “class action” Plaintiffs in litigation originally filed in September 2003.  In the Settlement Agreement the Company denied each and every one of the Plaintiff’s allegations of unlawful or wrongful conduct and injuries.  The terms and conditions are found in the Settlement Agreement which are attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference.

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, L.L.C. for $18.0 million.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3.4 million.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2.0 million in principal on an existing construction loan and $1.0 million in principal on an existing note payable.

In April 2005, the Company amended an existing note payable to extend the maturity date to April 30, 2006.  All other terms of note remain the same.

In May 2005, a revolving line of credit with a bank to provide working capital was amended to extend the maturity date to May 2006.

Note 6. Commitments and Contingencies

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and have vigorously defended plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel had identified as purported “class representatives.”  The plaintiffs took no depositions.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful

PART I

ITEM 1.

 FINANCIAL STATEMENTS

conduct and injuries.  A Notice to Owners of Timeshare Interests/Memberships in Sedona Vacation Club and/or Premiere Vacation Club describing the proposed settlement was mailed to Premiere Vacation Club and Sedona Vacation Club members in May 2005.  Class members have an opportunity to opt out or object to the settlement on or before July 19, 2005.  A court hearing is scheduled on July 26, 2005 to consider final approval of the Settlement Agreement.  The ultimate effect to the Company is currently unknown.

Other

In April 2005, the Company sold its leasehold interest in a 44-acre parcel in Las Vegas, Nevada.  ILX continues to act as a Guarantor of the Lease on obligations owed to Clark County as Landlord until such time as the purchaser has received all consents and executed documents necessary for the Company to no longer be a Guarantor but no later than December 31, 2005.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land adjacent to an existing resort in Arizona on which the Company has commenced construction (Premiere Vacation Club at the Roundhouse Resort) (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,865 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,795 of which have been annexed into Premiere Vacation Club and 150 Vacation Ownership Interests in a resort in Phoenix, Arizona all of which have been annexed into Premiere Vacation Club.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Recent Accounting Pronouncements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended March 31,
	2004	2005
As a percentage of total revenues:
Sales of Vacation Ownership Interests	60.7%	61.4%
Resort operating revenue	31.2%	30.6%
Interest and finance income	8.1%	8.0%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	12.5%	14.8%
Sales and marketing	68.8%	64.0%
Provision for doubtful accounts	4.4%	4.4%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	14.2%	16.8%
As a percentage of resort operating revenue:
Cost of resort operations	93.1%	92.7%
As a percentage of total revenues:
General and administrative	11.5%	10.2%
Depreciation and amortization	3.8%	3.5%
Total operating income	4.5%	7.5%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	422	403
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (2)	$14,696	$ 16,085
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (2)	$18,352	$ 19,222

(1)             Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2) Reflects all Vacation Ownership Interests on an annual basis.
(3) Consists of an aggregate of 621 and 648 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2004 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three Months Ended March 31, 2004 to the Three Months March 31, 2005

Sales of Vacation Ownership Interests increased 0.7% or $56,308 to $8,018,519 for the three months ended March 31, 2005, from $7,962,211 for the same period in 2004.  The slight increase reflects sales from the Rancho Mañana sales office which opened in September 2004, offset by the planned decrease in the Las Vegas sales operation.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 9.5% or $1,389 in 2005 to $16,085 for the three months ended March 31, 2005 from $14,696 for the same period in 2004.  The increase in the average sales price is primarily due to a change in the product mix sold.  The number of Vacation Ownership Interests sold decreased 4.5% from 422 in the three months ended March 31, 2004 to 403 for the same period in 2005 due to inclement weather in Sedona as well as the reduced scale of the Las Vegas sales office, offset by the Rancho Mañana office, as described above.  The three months ended March 31, 2005 included 490 biennial Vacation Ownership Interests (counted as 245 annual Vacation Ownership Interests) compared to 398 biennial Vacation Ownership Interests (counted as 199 annual Vacation Ownership Interests) in the same period in 2004.  The increase in the percentage of sales of biennial interests, which are priced at premiums of 35% more than 50% the price of the same annual interests, contributed to the increase in average sales price.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 18.0% to $1,264,552 for the three months ended March 31, 2005 from $1,542,651 for the same period in 2004, reflecting a reduction in marketing efforts to existing owners at the VCA–South Bend and VCA–Tucson sales offices.  Lower owner occupancy in Sedona due to inclement weather also contributed to the decrease.  Upgrades generally do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 4.7% or $870 to $19,222 for the three months ended March 31, 2005 from $18,352 in 2004 even though total Upgrade revenue decreased, due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above.

Resort operating revenue decreased 2.5% or $101,989 to $3,997,856 for the three months ended March 31, 2005, reflecting decreased occupancy in Arizona resorts due to inclement weather in January and February.  Cost of resort operations as a percentage of resort operating revenue decreased from 93.1% in 2004 to 92.7% in 2005.

Interest and finance income decreased 1.6% to $1,044,951 for the three months ended March 31, 2005 from $1,062,096 for the same period in 2004 reflecting decreased spreads on sales of Customer Notes.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 12.5% for the three months ended March 31, 2004 to 14.8% for the three months ended March 31, 2005, reflecting the addition of Rancho Mañana inventory.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 64.0% for the three months ended March 31, 2005 from 68.8% for the same period in 2004, reflecting improvement in efficiency due to greater closing rates in the Sedona sales office.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests for both the three month periods ended March 31, 2004 and 2005.

General and administrative expenses decreased 12.3%, or $186,822, to $1,326,513.  General and administrative expense also decreased as a percentage of total revenues.  The decrease resulted from rental income on the Company’s 44-acre parcel of land in Las Vegas as well as a recovery in litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Income from land and other, net for the three months ended March 31, 2005 and 2004 includes gains of $42,145 and $93,238, respectively on bulk sales of Vacation Ownership Interests owned by the Company’s subsidiary Genesis.

The 9.4% increase in interest expense to $605,010 for the three months ended March 31, 2005 from $553,248 for the same period in 2004 reflects the combined net effect of higher interest rates on the Company’s variable rate notes and a lower average balance in 2005.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  During the three months ended March 31, 2004 and 2005, cash provided by operations was $1,493,556 and $866,948, respectively.  The decrease in cash provided by operations reflects an increase in resort property under development for development of Premiere Vacation Club at the Roundhouse Resort, a decrease in accrued and other liabilities reflecting timing differences between years and a decrease in income taxes payable, offset by a decrease in resort property held for Vacation Ownership Interest sales due to greater additions in the first quarter of 2004.

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, L.L.C. for $18.0 million.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3.4 million.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2.0 million in principal on an existing construction loan and $1.0 million in principal on an existing note payable.

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

At December 31, 2004, the Company, excluding its Genesis subsidiary, had no NOL carryforwards.  At December 31, 2004, Genesis had federal NOL carryforwards of approximately $900,000, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

the acquisition or disposition of common stock.  If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying substantial additional federal and state taxes.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in the three months ended March 31, 2004 and 2005 was $294,588 and $238,718, respectively.  The decrease reflects proceeds from the sale of a parcel of land in Arizona in 2005, offset by increased purchases of property and equipment.

Net cash used in financing activities in the three months ended March 31, 2004 and 2005 was $1,091,776 and $839,564, respectively.  The decrease reflects reduced repayments on notes payable offset by reduced borrowings.

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

Credit Facilities and Capital

At March 31, 2005, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a percentage of the amount sold held back by the financial institution as additional collateral.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the consumer market rate, as defined by the financial institution.  If a customer pays off a note prior to maturity of the note, the financial institution may recover from the Company the unearned interest premium, if any.  At March 31, 2005, $6.6 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in March 2005 and, under the amended agreement, the borrowing period expires in 2005 and the maturity is in 2010.  At March 31, 2005, approximately $10.3 million was available under this commitment.

At March 31, 2004 and 2005, the Company had approximately $14.2 million and $14.1 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In March 2005 the Company entered into a $400,000, 36-month equipment lease.

In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of March 31, 2005.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

Contractual Cash Obligations	Payments Due by Period
	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$46,072,000	$11,025,000	$19,218,000	$10,229,000	$5,600,000
Capital Lease Obligations	276,000	176,000	100,000	--	--
Operating Leases	17,457,000	1,771,000	2,629,000	2,436,000	10,621,000
Total	$63,805,000	$12,972,000	$21,947,000	$12,665,000	$16,221,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2005.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

(b)  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints are considerably more narrow in scope than the initial complaint.  The suit alleges claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believe that the allegations are without merit and have vigorously defended plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel had identified as purported “class representatives.”  The plaintiffs took no depositions.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful conduct and injuries.  A Notice to Owners of Timeshare Interests/Memberships in Sedona Vacation Club and/or Premiere Vacation Club describing the proposed settlement was mailed to Premiere Vacation Club and Sedona Vacation Club members in May 2005.  Class members have an opportunity to opt out or object to the settlement on or before July 19, 2005.  A court hearing is scheduled on July 26, 2005 to consider final approval of the Settlement Agreement.  The ultimate effect to the Company is currently unknown.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

None

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(i)

Exhibits

Exhibit No.

Description

31

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(ii)

Reports on Form 8-K

(1)

Registrant’s Form 8-K dated February 18, 2005 and filed with the Securities and Exchange Commission on February 18, 2005 related to a press release announcing the results for the fourth quarter ended December 31, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

Date:  As of May 13, 2005