Form 10-Q
period 2005-06-30
ILX RESORTS INC
filed 2005-08-11
CIK 819551

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes _____

No    X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock, without par value	3,501,414 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2004	2005
ASSETS
Cash and cash equivalents	$ 5,717,484	$ 13,323,781
Notes receivable, net	40,405,818	40,002,733
Resort property held for Vacation Ownership Interest sales	19,396,486	17,384,085
Resort property under development	1,373,469	4,367,583
Land held for sale	701,761	556,160
Deferred assets	24,655	24,655
Property and equipment, net	11,216,882	6,427,086
Other assets	10,423,457	5,426,205
TOTAL ASSETS	$ 89,260,012	$ 87,512,288

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,467,860	$ 2,012,773
Accrued and other liabilities	2,924,521	5,487,479
Income taxes payable	623,845	18,530
Notes payable	46,993,045	36,453,289
Deferred income taxes	4,025,368	6,398,039
Total liabilities	56,034,639	50,370,110

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding; liquidation preference
of $1,777,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,060,395
and 5,108,475 shares issued	25,290,339	25,778,565
Treasury stock, at cost, 1,568,219 and 1,607,061 shares, respectively	(6,537,380)	(6,924,322)
Additional paid in capital	59,435	59,435
Retained earnings	13,666,314	17,481,835
Total shareholders’ equity	33,225,373	37,142,178
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 89,260,012	$ 87,512,288

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
REVENUES:
Sales of Vacation Ownership Interests	$ 10,709,464	$ 8,540,652	$ 18,671,675	$ 16,559,171
Resort operating revenue	4,940,690	4,845,864	9,040,535	8,843,720
Interest and finance income	1,203,225	953,544	2,265,321	1,998,495
Total revenues	16,853,379	14,340,060	29,977,531	27,401,386
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests
sold	1,393,588	1,273,101	2,391,459	2,459,159
Cost of resort operations	4,182,439	4,173,909	8,001,382	7,879,600
Sales and marketing	6,218,421	5,453,958	11,699,875	10,588,974
General and administrative	1,646,691	1,981,559	3,157,678	3,297,135
Provision for doubtful accounts	473,994	374,154	825,474	726,981
Depreciation and amortization	492,817	390,666	994,778	852,996

Total cost of sales and operating
expenses	14,407,950	13,647,347	27,070,646	25,804,845

Timeshare and resort operating income	2,445,429	692,713	2,906,885	1,596,541

Lawsuit and settlement expenses	(24,815)	(623,440)	(27,163)	(634,377)

Income from land and other, net	67,636	7,787,333	193,566	7,876,991

Total operating income	2,488,250	7,856,606	3,073,288	8,839,155

Interest expense	(544,360)	(598,482)	(1,097,608)	(1,203,492)

Income from continuing operations
before income taxes	1,943,890	7,258,124	1,975,680	7,635,663

Income tax expense	(760,061)	(2,837,926)	(722,163)	(2,985,797)

Income from continuing operations	1,183,829	4,420,198	1,253,517	4,649,866

See notes to condensed consolidated financial statements.

Discontinued operations, net of tax
benefit of $0, $0, $0 and $11,223
respectively	-	-	-	(16,833)
NET INCOME	$ 1,183,829	$ 4,420,198	$ 1,253,517	$ 4,633,033

NET INCOME PER SHARE
Basic from continuing operations	$ 0.40	$ 1.25	$ 0.42	$ 1.32
Basic from discontinued operations	$ -	$ -	$ -	$ (0.01)
Total Basic income per share	$ 0.40	$ 1.25	$ 0.42	$ 1.31

Diluted from continuing operations	$ 0.39	$ 1.25	$ 0.41	$ 1.32
Diluted from discontinued operations	$ -	$ -	$ -	$ (0.01)
Total Diluted income per share	$ 0.39	$ 1.25	$ 0.41	$ 1.31

DIVIDENDS PER SHARE	$ 0.105	$ 0.11	$ 0.21	$ 0.22

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,253,517	$ 4,633,033
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of property and equipment before cash expenses	27,917	(9,296,669)
Income tax expense	722,163	2,974,574
Provision for doubtful accounts	825,474	726,981
Depreciation and amortization	994,778	852,996
Amortization of guarantee fees	1,775	-
Amortization of loan premium	(78,214)	(40,626)
Common stock issued to employees for services	49,202	-
Change in assets and liabilities:
Increase in notes receivable, net	(2,142,582)	(323,896)
Decrease in resort property held for Vacation Ownership
Interest sales	1,228,858	2,012,401
Decrease (increase) in resort property under development	109,588	(2,994,114)
Increase in land held for sale	(1,689)	(1,559)
Increase in other assets	(424,093)	(275,050)
(Decrease) increase in accounts payable	(202,729)	525,891
Increase in accrued and other liabilities	533,272	2,415,555
Decrease in income taxes payable	(367,674)	(1,059,815)

Net cash provided by operating activities	2,529,563	149,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(848,886)	(681,957)
Proceeds from sale of property and equipment	16,253	18,183,332

Net cash (used in) provided by investing activities	(832,633)	17,501,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,168,737	7,707,271
Principal payments on notes payable	(11,388,551)	(17,054,845)

See notes to condensed consolidated financial statements.

Preferred stock dividends	(46,788)	(46,788)
Proceeds from exercise of stock options	16,250	-
Acquisition of treasury stock and other	(35,150)	(178,273)
Common stock dividend	(316,782)	(472,145)

Net cash used in financing activities	(1,602,284)	(10,044,780)

INCREASE IN CASH AND CASH EQUIVALENTS	94,646	7,606,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,956,285	5,717,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,050,931	$13,323,781

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of property and equipment
to resort property held for Vacation Ownership Sales	$ 838,593	-

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Interest paid	$ 544,360	$ 598,482	$ 1,097,608	$ 1,203,492
Income taxes paid	96,999	454,500	367,674	1,059,815
Interest capitalized	49,681	58,224	100,345	158,452

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net Income to common shareholders	$ 1,183,829	$ 4,420,198	$ 1,253,517	$ 4,633,033
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(1,798)	(16,657)	(10,189)	(33,130)

Proforma net income	$ 1,182,031	$ 4,403,541	$ 1,243,328	$ 4,599,903

Basic and Diluted Income per share
As reported-basic	$ 0.40	$ 1.25	$ 0.42	$ 1.31
As reported-diluted	0.39	1.25	0.41	1.31
Proforma-basic	0.40	1.25	0.42	1.31
Proforma-diluted	0.39	1.25	0.42	1.31

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004		2005
Income from continuing operations	$ 1,183,829	$ 4,420,198	$ 1,253,517		$ 4,649,866
Less: Series A preferred stock dividends	(11,697)	(11,697)	(23,394)		(23,394)
Income from continuing operations available
to common shareholders	1,172,132	4,408,501	1,230,123		4,626,472
Income (loss) from discontinued operations	-	-	-		(16,833)
Basic and Diluted Net Income Available to
Common Shareholders	$ 1,172,132	$ 4,408,501	$ 1,230,123		$ 4,609,639

Basic Weighted-Average Common Shares
Outstanding	2,946,580	3,513,093	2,935,406		3,508,670
Effect of dilutive securities:
Convertible Series C preferred stock	33,871	-	34,396		-
Stock options	7,269	6,367	6,843		6,387
Diluted Weighted-Average Common Shares
Outstanding	2,987,720	3,519,460	2,976,645	-	3,515,057
Basic Income Per Common Share
Income from continuing operations	$ 0.40	$ 1.25	$ 0.42		$ 1.32
Loss from discontinued operations	-	-	-		(0.01)
Total Basic net income per share	$ 0.40	$ 1.25	$ 0.42		$ 1.31
Diluted Income Per Common Share
Income from continuing operations	$ 0.39	$ 1.25	$ 0.41		$ 1.32
Loss from discontinued operations	-	-	-		(0.01)
Total Diluted net income per share	$ 0.39	$ 1.25	$ 0.41		$ 1.31

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Shareholders’ Equity

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In October 2004, the annual cash dividend was again increased to $0.44 per common share for 2005 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the six months ended June 30, 2005, shareholders elected to receive 48,080 shares of common stock valued at $488,225 under the DRIP and cash dividends of $472,145.  All of the 48,080 were newly issued common shares.  The 48,080 common shares include 20,542 common shares, valued at $208,669 issued on treasury shares held as collateral.  At June 30, 2005, $385,155 was accrued for the second quarter 2005 dividend which was paid July 11, 2005.

Note 4. Related Party Transactions

During the six months ended June 30, 2005, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 34 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $42,145 was recorded on the sale.  At June 30, 2005 deeds of trust for 532 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,247,082.

Note 5. Subsequent Events

In July 2005, the Company issued 45,340 shares of unregistered common stock valued at $350,720, as follows:  40,000 shares valued at $308,000 as incentive compensation to employees and 5,340 shares valued at $42,720 issued in lieu of professional fees to a service provider.  The shares were issued under the Company’s Stock Bonus Plan.

In July 2005, the Company’s wholly owned subsidiary, Genesis recorded the sale of 43 Vacation Ownership Interests to PVC.  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $43,695 will be recorded on the sale.

 In July 2005, the Superior Court of Arizona In and For the County of Coconino granted final approval of a Settlement Agreement between the Company, its Sedona Vacation Club and Premiere Vacation Club businesses and the putative “class action” Plaintiffs in litigation originally filed in September 2003.  In the Settlement Agreement the Company denied each and every one of the Plaintiff’s allegations of unlawful or wrongful conduct and injuries.  The terms and conditions are found in the Settlement Agreement which is attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Gain on Sale of Las Vegas Leasehold Interest

In April 2005, the Company’s subsidiary VCA Nevada Incorporated (VCA-NV) sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  “Income from land and other, net” for the six months ended June 30, 2005 includes a net gain of $7,755,733 on the sale.  The initial gain, before certain expenses was $9,296,669.  Bonus payments of $835,000, redemptive proceeds to a Director of $382,672, legal fees of $100,000 and the write off of loan acquisition fees are netted against the gain to equal the total of $7,755,733.

Note 7. Commitments and Contingencies

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believed that the allegations were without merit and vigorously defended plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel had identified as purported “class representatives.”  The plaintiffs took no depositions.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful conduct and injuries.  A Notice to Owners of Timeshare Interests/Memberships in Sedona Vacation Club and/or Premiere Vacation Club (the “Class Notice”) describing the proposed settlement was mailed to Premiere Vacation Club and Sedona Vacation Club members in May 2005.  Class members had an opportunity to opt out of or object to the settlement.  Approximately 25,700 notices were mailed to class members.  46 class members objected to the settlement and 128 opted out resulting in a non-disapproval percentage of 99.3%.  A court hearing was held on July 26, 2005 and final approval of the Settlement Agreement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $623,440 and $634,377 for the three and six months ended June 30, 2005 as indicated in “Lawsuit and settlement expenses” on the condensed consolidated statements of operation.

Other

In April 2005, VCA-NV sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  ILX continued to act as a Guarantor of the Lease on obligations owed to Clark County as Landlord until such time as the purchaser had received all consents and executed documents necessary for the Company to no longer be a Guarantor but no later than December 31, 2005.  The Company does not believe its obligations under the guaranty are material.  In June 2005 Clark County gave and recorded its consent to the Assignment and Assumption of the Lease.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the sale, VCA-NV and Streets Las Vegas, L.L.C. (Streets) entered into a Loan Agreement, Promissory Note and Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing with CanPartners Realty Holding Company IV, LLC (CanPartners).  VCA-NV participated as an accommodation party, without recourse liability of any material kind, to enable CanPartners to consummate the transaction and obtain lender’s title insurance.  The documents provide for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of the Lease in June 2005.  The Loan Agreement, Promissory Note and Deed of Trust all contain identical “non-recourse to VCA” provisions.  The non-recourse provisions resulted in VCA-NV having no material liability or ongoing obligation under the loan documents.

The Company (ILX) provided a guaranty in favor of CanPartners for the transaction discussed above.  The only condition to the full release of ILX under the guaranty and VCA-NV under the loan documents is that, as set forth in the guaranty, neither ILX nor VCA-NV causes VCA-NV to file a bankruptcy reorganization within 91 days of the recordation of the Clark County Consent to Assignment and Assumption discussed above.  The Company believes there is no material liability of any kind under this guaranty.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land adjacent to an existing resort in Arizona on which the Company has commenced construction (Premiere Vacation Club at the Roundhouse Resort) and land in Puerto Penãsco (Rocky Point), Mexico (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,899 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,795 of which have been annexed into Premiere Vacation Club, 11 Vacation Ownership Interests in a resort in Pinetop, Arizona that have not yet been annexed into Premiere Vacation Club and 153 Vacation Ownership Interests in a resort in Phoenix, Arizona 150 of which have been annexed into Premiere Vacation Club.

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

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana and Mexico.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

As a percentage of total revenues:
Sales of Vacation Ownership Interests	63.5%	59.6%	62.3%	60.4%
Resort operating revenue	29.3%	33.8%	30.2%	32.3%
Interest and finance income	7.2%	6.6%	7.5%	7.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.0%	14.9%	12.8%	14.9%
Sales and marketing	58.1%	63.9%	62.7%	63.9%
Provision for doubtful accounts	4.4%	4.4%	4.4%	4.4%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	24.5%	16.9%	20.1%	16.8%
As a percentage of resort operating revenue:
Cost of resort operations	84.7%	86.1%	88.5%	89.1%
As a percentage of total revenues:
General and administrative	9.8%	13.8%	10.5%	12.0%
Depreciation and amortization	2.9%	2.7%	3.3%	3.1%
Total operating income	14.8%	54.8%	10.3%	32.3%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	585	423	1,007	826
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (2)	$ 14,829	$ 16,080	$ 14,773	$ 16,082
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (2)	$ 17,802	$ 19,393	$ 18,032	$ 19,310

(1)  Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Club Ownership Interests on an annual basis.

(3)  Consists of an aggregate of 868 and 673 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2004 and 2005, respectively, and 1,489 and 1,321 biennial and annual Vacation Ownership Interest for the six months ended June 30, 2004 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Six Months Ended June 30, 2004 to the Three and Six Months June 30, 2005

Sales of Vacation Ownership Interests decreased 20.3% or $2,168,812 to $8,540,652 for the three months ended June 30, 2005, from $10,709,464 for the same period in 2004 and decreased 11.3% or $2,112,504 to $16,559,171 for the six months ended June 30, 2005 from $18,671,675 for the same period in 2004.  The decreases reflect primarily decreased sales from the Las Vegas sales office.  This office was relocated from its off-site location and reduced in scale in late 2003.  The Company continued to make refinements to the sales and marketing processes of the Las Vegas sales office but decided in June 2005, following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas, to withdraw from this market.  The decreased revenue from the Las Vegas sales office was partially offset by sales generated by the Rancho Mañana sales office which opened in September 2004.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 8.4% or $1,251 in 2005 to $16,080 for the three months ended June 30, 2005 from $14,829 for the same period in 2004 and increased 8.9% or $1,309 to $16,082 for the six months ended June 30, 2005 and $14,773 for the same period in 2004.  The increase in the average sales price is primarily due to a change in the product mix sold.  The number of Vacation Ownership Interests sold decreased 27.7% from 585 in the three months ended June 30, 2004 to 423 for the same period in 2005 and decreased 18.0% from 1,007 in the six months ended June 30, 2004 to 826 for the same period in 2005 due to the reduced scale of the Las Vegas sales office offset by the Rancho Mañana office as described above, and inclement weather in Sedona.  The three and six months ended June 30, 2005 included 501 and 991 biennial Vacation Ownership Interests (counted as 250.5 and 495.5 annual Vacation Ownership Interests) compared to 566 and 964 biennial Vacation Ownership Interests (counted as 283 and 482 annual Vacation Ownership Interests) in the same periods in 2004, respectively.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 19.5% to $1,399,828 for the three months ended June 30, 2005 from $1,739,004 for the same period in 2004 and decreased 18.8% to $2,664,380 for the six months ended June 30, 2005 from $3,281,655 for the same period in 2004 reflecting a reduction in marketing efforts to existing owners at the VCA-South Bend and VCA-Tucson sales offices.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 8.9% or $1,591 to $19,393 for the three months ended June 30, 2005 from $17,802 in 2004 and increased 7.1% or $1,278 to $19,310 for the six months ended June 30, 2005 and $18,032 for the same period in 2004.  The average sales price increase, despite reduced Upgrade revenue, is due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above.

Resort operating revenue decreased 1.9% and 2.2% or $94,826 and $196,815 to $4,845,864 and $8,843,720 for the three and six months ended June 30, 2005, respectively, reflecting decreased occupancy in Arizona resorts due to inclement weather and road closures caused by forest fires in the surrounding areas.  Cost of resort operations as a percentage of resort operating revenue increased from 84.7% to 86.1% for the second quarter ended June 30, 2005 and increased from 88.5% to 89.1% for the six months ended June 30, 2005. Because of the large fixed cost component of resort operations, reductions in revenue resulted in greater costs as a percentage of revenue.

Interest and finance income decreased 20.8% to $953,544 for the three months ended June 30, 2005 from $1,203,225 for the same period in 2004 and decreased 11.8% to $1,998,495 for the six months ended June 30, 2005 from $2,265,321 for the same period in 2004, reflecting reduced financing of Customer Notes due to the reduction in sales of Vacation Ownership Interests explained above, prepayments of previously sold Customer Notes, as well as decreased spreads on the sale of Customer Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.0% and 12.8% for the three and six months ended June 30, 2004 to 14.9% for the three and six months ended June 30, 2005, reflecting the addition of Rancho Mañana inventory.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 63.9% for the three months ended June 30, 2005 from 58.1% for the same period in 2004 and to 63.9% for the six months ended June 30, 2005 from 62.7% for the same period in 2004, reflecting greater revenue in the second quarter of 2004, including non-recurring benefits, with the second quarter and year to date 2005 cost as a percentage of revenue comparable or improved over prior periods.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and six month periods ended June 30, 2004 and 2005.

General and administrative expenses increased to 13.8% and 12.0% of total timeshare revenue for the second quarter and six months ended June 30, 2005, from 9.8% and 10.5% for the same periods in 2004.  The increases for the three and six month periods primarily reflects increased contributions to the Company’s profit sharing and employee stock ownership plan, as well as increased charitable donations.  The increased contributions were made due to the Company’s increased profit from the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas.

Lawsuit and settlement expenses for the three and six months ended June 30, 2005 contain the legal and settlement charges associated with the lawsuit that was filed against the Company, its Sedona Vacation Club (SVC) and Premiere Vacation Club (PVC) businesses in September 2003.  A full explanation of the lawsuit is contained in Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements as well as under Item 1. Legal Proceedings in Part II.  The legal and settlement expenses include the Company’s cost of “ILX Script” that it will issue to all SVC and PVC owners, printing and postage costs associated with printing and mailing of the “ILX Script,” the printing and the mailing of the Settlement Notice, legal expenses for the plaintiff’s attorneys and legal expenses for the Company’s representation.  The Settlement Agreement received Court approval in July, subject to appeal rights.

Income from land and other, net for the six months ended June 30, 2005 includes a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets for $18,000,000 in April 2005.  Streets funded the purchase with funds obtained through a Loan Agreement and Promissory Note with CanPartners.  VCA-NV was a party to the Loan Agreement, Promissory Note and Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing.  VCA-NV participated solely as an accommodation party, without recourse liability of any material kind, to enable CanPartners to consummate the transaction and obtain lender’s title insurance.  The documents provide for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of Lease in June 2005.  The Loan Agreement, Promissory Note and Deed of Trust all contain identical “non-recourse to VCA” provisions.  The non-recourse provisions resulted in VCA-NV having no material liability or ongoing obligation under the loan documents.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.  The full sales price was received and the Company was not obligated to perform activities after the sale, nor was it materially contingently liable on any debt on the property.

Interest expense increased 9.9% to $598,482 for the three months ended June 30, 2005 from $544,360 for the same period in 2004 and increased 9.6% to $1,203,492 for the six months ended June 30, 2005 from $1,097,608 for the same period in 2004, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes and a lower average balance in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  During the six months ended June 30, 2004 and 2005, cash provided by operations was $2,529,563 and $149,702, respectively.  The decrease in cash provided by operations reflects a gain on sale of property and equipment due to the sale of the leasehold interest in Las Vegas which is deducted from cash flows from operations (and included in cash flows from investing activities), an increase in resort property under development for development of Premiere Vacation Club at the Roundhouse Resort and the acquisition of land in Puerto Penãsco, Mexico and Sedona, Arizona and a decrease in income taxes payable, offset by a decrease in resort property held for Vacation Ownership Interest sales due to greater additions in the first half of 2004, increased accrued and other liabilities reflecting both accrual of the lawsuit and settlement expenses and timing differences between years and the net effect of increased net income and resultant income tax expense due to the sale of the leasehold interest in Las Vegas.

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, L.L.C. for $18,000,000.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2,000,000 in principal on an existing construction loan, $1,000,000 in principal on an existing note payable and $316,667 to pay an existing note in full.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions, however the sale of the Las Vegas leasehold interest resulted in net cash provided by investing activities of $17,501,375 for the six months ended June 30, 2005.  Net cash used in investing activities in the six months ended June 30, 2004 was $832,633.

Net cash used in financing activities in the six months ended June 30, 2004 and 2005 was $1,602,284 and $10,044,780, respectively.  In conjunction with the sale of the Las Vegas leasehold interest, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition the Company used proceeds from the sale to pay down $3,316,667 of existing notes payable.

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

Credit Facilities and Capital

At June 30, 2005, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At June 30, 2005, the entire $30 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in March 2005 and, under the amended agreement, the borrowing period expires in 2005 and the maturity is in 2010.  At June 30, 2005, approximately $10.8 million was available under this commitment.

At June 30, 2004 and 2005, the Company had approximately $14.4 million and $13.8 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In March 2005 the Company entered into a $400,000, 36-month equipment lease.

In April 2005, the Company amended an existing note payable to extend the maturity date to April 30, 2006.

In May 2005, two revolving lines of credit with banks to provide working capital were amended to extend the maturity dates to May 2006.

In June 2005, the Company amended an existing construction loan to secure an additional $525,000 in construction financing for current projects.

In the first six months of 2005, the Company purchased 18,300 treasury shares for a cost of $178,273.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of June 30, 2005.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$ 36,235,000	$ 11,102,000	$ 11,502,000	$ 9,116,000	$ 4,515,000
Capital Lease Obligations	218,000	118,000	100,000	-	-
Operating Leases	17,945,000	1,741,000	3,063,000	2,831,000	10,310,000
Total	$ 54,398,000	$ 12,961,000	$ 14,665,000	$ 11,947,000	$ 14,825,000

Seasonality

The Company’s revenues are moderately seasonal with the volume of ILX owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters.  Also impacting revenues are inclement weather, forest fires and other unforeseen natural disasters.  As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company’s operating results to fluctuate.

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2005.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  A motion for class certification was filed in October 2004 which contained the deletion of three existing class members and the proposed addition of three new class members.  The Company and its counsel believed that the allegations were without merit and vigorously defended plaintiffs’ claims.  The Company responded to the complaint, asserted counterclaims and filed certain motions in May 2004 and filed a disclosure statement in July 2004.  The Company deposed the three individuals whom plaintiff’s counsel had identified as purported “class representatives.”  The plaintiffs took no depositions.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful conduct and injuries.  A Notice to Owners of Timeshare Interests/Memberships in Sedona Vacation Club and/or Premiere Vacation Club (the “Class Notice”) describing the proposed settlement was mailed to Premiere Vacation Club and Sedona Vacation Club members in May 2005.  Class members had an opportunity to opt out of or object to the settlement.  Approximately 25,700 notices were mailed to class members.  46 class members objected to the settlement and 128 opted out resulting in a non-disapproval percentage of 99.3%.  A court hearing was held on July 26, 2005 and final approval of the Settlement Agreement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $623,440 and $634,377 for the three and six month periods ended June 30, 2005 as indicated in Lawsuit and settlement expenses on the condensed consolidated statements of operation.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Changes in Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On Thursday, June 23, 2005, the Company held its Annual Meeting of Shareholders.  At this meeting the Shareholders were asked to vote on the following proposals:

a)

To elect nine (9) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified, and

b)

To approve a Stock Bonus Plan.

The voting results were as follows:

Nominees recommended in the Proxy Statement:

	Votes For	Votes Against	Votes Withheld
Steven R. Chanen	3,273,027	0	34,328
Wayne M. Greenholtz	3,272,652	0	34,703
Joseph P. Martori	3,230,153	0	77,202
Joseph P. Martori, II	3,243,371	0	63,984
Patrick J. McGroder III	3,258,678	0	48,677
James W. Myers	3,272,652	0	34,703
Nancy J. Stone	3,243,301	0	64,054
Steven A. White	3,272,652	0	34,703
Edward S. Zielinski	3,232,954	0	74,401

As a result of the vote, the following nine directors will serve until the next annual meeting or until his or her successor is elected and qualified:

Steven R. Chanen, Wayne M. Greenholtz, Joseph P. Martori, Joseph P. Martori, II, Patrick J. McGroder III, James W. Myers, Nancy J. Stone, Steven A. White and Edward S. Zielinski.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Approval of Stock Bonus Plan:

Votes For	Votes Against	Votes Withheld	Non-Votes
2,442,368	142,171	8,383	714,433

As a result of the vote, the Stock Bonus Plan was approved.

Item 5.

Other Information

None

Item 6.

Exhibits and Reports on Form 8-K

(i)

Exhibits

Exhibit No.

Description

31

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(ii)

Reports on Form 8-K

(1)

Registrant’s Form 8-K dated April 13, 2005 and filed with the Securities and Exchange Commission on April 15, 2005 related to an announcement that the Superior Court of the State of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement between the Company, its Sedona Vacation Club and Premiere Vacation Club businesses and the putative “class action” Plaintiffs in certain litigation originally filed in September 2003.

(2)

Registrant’s Form 8-K dated April 15, 2005 and filed with the SEC on April 19, 2005 related to the sale of its leasehold interest in a 44-acre parcel located in Las Vegas.

(3)

Registrant’s Form 8-K dated April 15, 2005 and filed with the SEC on April 27, 2005 related to the payment of bonuses to certain executive officers and employees.

(4)

Registrant’s Form 8-K dated May 10, 2005 and filed with the SEC on May 10, 2005 related to a press release announcing the results for the first quarter ended March 31, 2005.

(5)

Registrant’s Form 8-K dated June 23, 2005 and filed with the SEC on June 28, 2005 related to the approval of the Stock Bonus Plan at the Company’s Annual Meeting.

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

Date:  As of August 10, 2005