Form 10-Q
period 2005-09-30
ILX RESORTS INC
filed 2005-11-14
CIK 819551

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes _____

No    X

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes _____

No     X

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
Common Stock, without par value	3,491,832 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2004	2005

ASSETS
Cash and cash equivalents	$ 5,717,484	$ 9,376,742
Notes receivable, net	40,405,818	40,070,470
Resort property held for Vacation Ownership Interest sales	19,396,486	16,974,217
Resort property under development	1,373,469	4,157,067
Land held for sale	701,761	556,160
Deferred assets	24,655	24,655
Property and equipment, net	11,216,882	6,342,405
Other assets	10,423,457	9,449,405

TOTAL ASSETS	$ 89,260,012	$ 86,951,121

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Accounts payable	$ 1,467,860	$ 1,859,774
Accrued and other liabilities	2,924,521	4,327,812
Income taxes payable	623,845	-
Notes payable	46,993,045	34,534,953
Deferred income taxes	4,025,368	7,631,755

Total liabilities	56,034,639	48,354,294

MINORITY INTERESTS	-	1,050,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding; liquidation preference
of $1,777,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,060,395
and 5,177,446 shares issued	25,290,339	26,354,594
Treasury stock, at cost, 1,568,219 and 1,685,614 shares, respectively	(6,537,380)	(7,660,973)
Additional paid in capital	59,435	59,435

See notes to condensed consolidated financial statements

Deferred compensation	-	(207,900)
Retained earnings	13,666,314	18,255,006

Total shareholders’ equity	33,225,373	37,546,827

TOTAL LIABILITIES, MINORITY INTERESTS AND SHAREHOLDERS’ EQUITY	$ 89,260,012	$ 86,951,121

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
REVENUES:
Sales of Vacation Ownership Interests	$ 9,554,241	$ 8,536,027	$ 28,225,916	$ 25,095,198
Resort operating revenue	4,718,167	5,064,329	13,758,702	13,908,049
Interest and finance income	975,526	1,423,549	3,240,847	3,422,044
Total revenues	15,247,934	15,023,905	45,225,465	42,425,291
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,265,414	1,286,860	3,656,873	3,746,019
Cost of resort operations	4,065,247	4,261,225	12,066,629	12,140,825
Sales and marketing	5,741,293	5,079,384	17,441,168	15,668,358
General and administrative	1,437,494	1,323,799	4,595,172	4,620,934
Provision for doubtful accounts	421,068	374,506	1,246,542	1,101,487
Depreciation and amortization	482,462	454,747	1,477,240	1,307,743
Total cost of sales and operating expenses	13,412,978	12,780,521	40,483,624	38,585,366

Timeshare and resort operating income	1,834,956	2,243,384	4,741,841	3,839,925

Lawsuit and settlement expenses	(27,592)	-	(54,755)	(634,377)

Income from land and other, net	141,756	48,478	335,322	7,925,469

Total operating income	1,949,120	2,291,862	5,022,408	11,131,017

Interest expense	(586,081)	(556,894)	(1,683,689)	(1,760,386)

Income from continuing operations before income taxes	1,363,039	1,734,968	3,338,719	9,370,631

Income tax expense	(551,449)	(687,490)	(1,273,612)	(3,673,287)

Income from continuing operations	811,590	1,047,478	2,065,107	5,697,344

See notes to condensed consolidated financial statements

Discontinued operations, net of tax
expense of $0, $73,196, $0 and $61,973 respectively	-	109,794	-	92,961

NET INCOME	$ 811,590	$ 1,157,272	$ 2,065,107	$ 5,790,305

NET INCOME PER SHARE
Basic from continuing operations	$ 0.27	$ 0.30	$ 0.69	$ 1.61
Basic from discontinued operations	$ -	$ 0.03	$ -	$ 0.03
Total basic income per share	$ 0.27	$ 0.33	$ 0.69	$ 1.64
Diluted from continuing operations	$ 0.27	$ 0.30	$ 0.68	$ 1.61
Diluted from discontinued operations	$ -	$ 0.03	$ -	$ 0.03
Total diluted income per share	$ 0.27	$ 0.33	$ 0.68	$ 1.64

DIVIDENDS PER SHARE	$ 0.105	$ 0.11	$ 0.315	$ 0.33

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,065,107	$ 5,790,305
Adjustments to reconcile net income to net cash provided by
operating activities:
Loss (gain) on sale of property and equipment before cash expenses	17,429	(9,268,310)
Income tax expense	1,273,612	3,735,260
Provision for doubtful accounts	1,246,542	1,101,487
Depreciation and amortization	1,477,240	1,307,743
Amortization of guarantee fees	1,775	-
Amortization of loan premium	(117,964)	(40,626)
Deferred compensation	-	23,100
Common stock issued for services provided	90,520	123,520
Change in assets and liabilities:
Increase in notes receivable, net	(3,399,958)	(766,139)
Decrease in resort property held for Vacation Ownership
Interest sales	368,944	2,422,269
Increase in resort property under development	(195,908)	(2,783,598)
Increase in land held for sale	(1,689)	(1,559)
Increase in other assets	(938,532)	(4,477,256)
(Decrease) increase in accounts payable	(369,046)	374,459
Increase in accrued and other liabilities	1,082,473	1,403,291
Decrease in income taxes payable	(386,206)	(752,718)

Net cash provided by (used in) operating activities	2,214,339	(1,808,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,153,022)	(907,890)
Proceeds from sale of property and equipment	26,861	18,189,846

Net cash (used in) provided by investing activities	(1,126,161)	17,281,956

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	16,176,237	11,006,247
Principal payments on notes payable	(16,765,570)	(22,272,157)
Contributions from minority interest holder	-	1,050,000
Preferred stock dividends	(46,788)	(46,788)
Proceeds from the issuance of common stock	249,600	-
Proceeds from exercise of stock options	16,250	-

See notes to condensed consolidated financial statements

Acquisition of treasury stock and other	(44,125)	(806,462)
Common stock dividend	(481,008)	(744,766)

Net cash used in financing activities	(895,404)	(11,813,926)

INCREASE IN CASH AND CASH EQUIVALENTS	192,774	3,659,258
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,956,285	5,717,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,149,059	$ 9,376,742

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of property and equipment to resort property
held for Vacation Ownership Sales	$ 470,774	$ -
Deferred compensation resulting from unvested common
stock issuance (See note 3)	$ -	$ 231,000

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Interest paid	$ 586,081	$ 556,894	$ 1,683,689	$ 1,760,386
Income taxes paid	18,532	2,960,000	386,206	4,167,218
Interest capitalized	55,880	69,886	156,224	228,338

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net income available to common shareholders	$ 799,893	$ 1,145,575	$ 2,030,016	$ 5,755,214
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	-	(16,563)	(10,189)	(49,693)

Proforma net income	$ 799,893	$ 1,129,012	$ 2,019,827	$ 5,705,521

Basic and Diluted Income per share
As reported-basic	$ 0.27	$ 0.33	$ 0.69	$ 1.64
As reported-diluted	0.27	0.33	0.68	1.64
Proforma-basic	0.27	0.32	0.69	1.62
Proforma-diluted	0.27	0.32	0.68	1.62

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Income from continuing operations	$ 811,590	$ 1,047,478	$ 2,065,107	$ 5,697,344
Less: Series A preferred stock dividends	(11,697)	(11,697)	(35,091)	(35,091)
Income from continuing operations available
to common shareholders	799,893	1,035,781	2,030,016	5,662,253
Income from discontinued operations	-	109,794	-	92,961
Basic and Diluted Net Income Available to
Common Shareholders	$ 799,893	$ 1,145,575	$ 2,030,016	$ 5,755,214

Basic Weighted-Average Common Shares
Outstanding	2,970,687	3,516,268	2,947,252	3,511,230
Effect of dilutive securities:
Convertible Series C preferred stock	31,297	-	33,355	-
Stock options	7,075	5,967	6,959	6,249
Diluted Weighted-Average Common Shares
Outstanding	3,009,059	3,522,235	2,987,566	3,517,479
Basic Income Per Common Share
Income from continuing operations	$ 0.27	$ 0.30	$ 0.69	$ 1.61
Income from discontinued operations	-	0.03	-	0.03
Total Basic net income per share	$ 0.27	$ 0.33	$ 0.69	$ 1.64
Diluted Income Per Common Share
Income from continuing operations	$ 0.27	$ 0.30	$ 0.68	$ 1.61
Income from discontinued operations	-	0.03	-	0.03
Total Diluted net income per share	$ 0.27	$ 0.33	$ 0.68	$ 1.64

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding for the three and nine months ended September 30, 2005, but were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of common shares.  These options vest in December 2005 and expire in 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Shareholders’ Equity

During the nine months ended September 30, 2005, the Company issued 40,000 shares of unregistered common stock, valued at $308,000 to employees under the Stock Bonus Plan.  Of the 40,000 shares, 30,000 are contingent upon the recipient being employed by the Company on January 1, 2008.  The $231,000 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the condensed consolidated balance sheet.  5,340 shares of unregistered common stock and 475 shares of common stock, valued at $46,520, were issued to a professional service provider, in exchange for services provided.  Also during the nine months ended September 30, 2005, the Company purchased 85,537 shares of its common stock for $806,462.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In October 2004, the annual cash dividend for 2005 was established at $0.44 per common share to be paid in equal quarterly installments.  In September 2005, the annual cash dividend was increased to $0.47 per common share for 2006 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”). Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the nine months ended September 30, 2005, shareholders elected to receive 71,236 shares of common stock valued at $709,735 under the DRIP and cash dividends of $744,766.  All of the 71,236 were newly issued common shares.  The 71,236 common shares include 31,858 common shares, valued at $317,131 issued on treasury shares held as collateral.  At September 30, 2005, $384,101 was accrued for the third quarter 2005 dividend which was paid October 11, 2005.

Note 4. Related Party Transactions

During the nine months ended September 30, 2005, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 103 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $110,665 was recorded on the sales.  At September 30, 2005 deeds of trust for 577 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,361,408.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (ILX-Bruno) in August 2005 to purchase and develop two parcels approximating 21 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  Prior to the formation of ILX-Bruno, Bruno had placed on deposit with the Forest Service $588,000 and the Company had placed on deposit $252,000.  Upon the formation of ILX-Bruno, these deposits became capital contributions to ILX-Bruno.  In anticipation of the closing, additional capital contributions of $462,000 and $2,098,000 were made in September 2005 by Bruno and the Company respectively.  In addition, the Company made an additional $137,530 in capital contributions for working capital.   The Company holds a 92.0% interest in ILX-Bruno as of September 30, 2005.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of September 30, 2005 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2005, the Company loaned ILX-Bruno an additional $5,000,000 in order to complete the purchase of the Sedona property.  The acquisition of the land closed October 3, 2005.  The $5,000,000 Promissory Note was filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 4, 2005 and is incorporated herein by reference.

Note 5. Subsequent Events

In October 2005, the Company issued 3,500 shares of common stock valued at $30,730, as incentive compensation to employees.  The shares were issued under the Company’s Stock Bonus Plan.

In October 2005, the Company entered into a 36 month, $464,824 equipment loan.

In October 2005, the Company, through its membership in ILX-Bruno, completed the acquisition of two parcels approximating 21 acres of land in Sedona, Arizona.  The total purchase price was $8,416,238.

Note 6. Gain on Sale of Las Vegas Leasehold Interest

In April 2005, the Company’s subsidiary VCA Nevada Incorporated (VCA-NV) sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  “Income from land and other, net” for the nine months ended September 30, 2005 includes a net gain of $7,755,733 on the sale.  The initial gain, before certain expenses was $9,296,669.  Bonus payments of $835,000, redemption proceeds to a Director of $382,672, legal fees of $100,000 and the write off of loan acquisition fees are netted against the gain to equal the total of $7,755,733.

Note 7. Commitments and Contingencies

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful conduct and injuries.  A court hearing was held on July 26, 2005 and final approval of the Settlement Agreement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $0 and $634,377 for the three and nine months ended September 30, 2005 as indicated in “Lawsuit and settlement expenses” on the condensed consolidated statements of operation.

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the sale, VCA-NV and Streets Las Vegas, L.L.C. (Streets) entered into a Loan Agreement, Promissory Note and Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing with CanPartners Realty Holding Company IV, LLC (CanPartners).  VCA-NV participated as an accommodation party, without recourse liability of any material kind, to enable CanPartners to consummate the transaction and obtain lender’s title insurance.  The documents provided for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of the Lease in June 2005.   CanPartners executed and recorded a Release of Liability Under Loan Documents effective September 16, 2005.

The Company (ILX) provided a guaranty in favor of CanPartners for the transaction discussed above.  The only condition to the full release of ILX under the guaranty and VCA-NV under the loan documents was that, as set forth in the guaranty, neither ILX nor VCA-NV caused VCA-NV to file a bankruptcy reorganization within 91 days of the recordation of the Clark County Consent to Assignment and Assumption discussed above.  CanPartners executed and recorded a Release of Liability under Loan Documents, effective September 16, 2005.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land adjacent to an existing resort in Pinetop, Arizona on which the Company has commenced construction (Premiere Vacation Club at the Roundhouse Resort), land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,916 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,898 of which have been annexed into Premiere Vacation Club, 191 Vacation Ownership Interests in a resort in Pinetop, Arizona all of which have been annexed into Premiere Vacation Club and 155 Vacation Ownership Interests in a resort in Phoenix, Arizona, 153 of which have been annexed into Premiere Vacation Club.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

As a percentage of total revenues:
Sales of Vacation Ownership Interests	62.7%	56.8%	62.4%	59.2%
Resort operating revenue	30.9%	33.7%	30.4%	32.8%
Interest and finance income	6.4%	9.5%	7.2%	8.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.2%	15.1%	13.0%	14.9%
Sales and marketing	60.1%	59.5%	61.8%	62.4%
Provision for doubtful accounts	4.4%	4.4%	4.4%	4.4%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	22.3%	21.0%	20.8%	18.2%
As a percentage of resort operating revenue:
Cost of resort operations	86.2%	84.1%	87.7%	87.3%
As a percentage of total revenues:
General and administrative	9.6%	8.8%	10.3%	10.9%
Depreciation and amortization	3.2%	3.0%	3.3%	3.1%
Total operating income	12.8%	15.3%	11.1%	26.2%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	500	387	1,507	1,213
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (2)	$ 15,361	$ 17,325	$ 14,968	$ 16,479
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (2)	$ 18,360	$ 21,347	$ 18,141	$ 19,960

(1)  Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)  Reflects all Vacation Club Ownership Interests on an annual basis.

(3)  Consists of an aggregate of 762 and 632 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2004 and 2005, respectively, and 2,251 and 1,953 biennial and annual Vacation Ownership Interest for the nine months ended September 30, 2004 and 2005, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months September 30, 2005

Sales of Vacation Ownership Interests decreased 10.7% or $1,018,214 to $8,536,027 for the three months ended September 30, 2005, from $9,554,241 for the same period in 2004 and decreased 11.1% or $3,130,718 to $25,095,198 for the nine months ended September 30, 2005 from $28,225,916 for the same period in 2004.  The decreases reflect primarily decreased sales from the Las Vegas and Sedona sales offices.  The Las Vegas office was relocated from its off-site location and reduced in scale in late 2003.  The Company continued to make refinements to the sales and marketing processes of the Las Vegas sales office but decided in June 2005, following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas, to withdraw from this market.  The decrease in sales of Vacation Ownership Interests at the Sedona office is due to reduced tours in 2005 due in part to inclement weather.  The decreased revenue from the Las Vegas and Sedona sales offices was partially offset by sales generated by the Rancho Mañana sales office which opened in September 2004.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 12.8% or $1,964 in 2005 to $17,325 for the three months ended September 30, 2005 from $15,361 for the same period in 2004 and increased 10.1% or $1,511 to $16,479 for the nine months ended September 30, 2005 from $14,968 for the same period in 2004.  The increase in the average sales price is primarily due to a change in the product mix sold.  The number of Vacation Ownership Interests sold decreased 22.6% from 500 in the three months ended September 30, 2004 to 387 for the same period in 2005 and decreased 19.5% from 1,507 in the nine months ended September 30, 2004 to 1,213 for the same period in 2005 due to the reduced scale of the Las Vegas sales office and inclement weather in Sedona during the first half of 2005, offset by the Rancho Mañana office which opened in September 2004.  The three and nine months ended September 30, 2005 included 490 and 1,481 biennial Vacation Ownership Interests (counted as 245 and 740.5 annual Vacation Ownership Interests) compared to 525 and 1,489 biennial Vacation Ownership Interests (counted as 262.5 and 744.5 annual Vacation Ownership Interests) in the same periods in 2004, respectively.  The increase in the percentage of sales of biennial interests, which are priced at average premiums of 35% more than 50% of the price of the same annual interest, contributed to the increase in average sales price.

Upgrade revenue, included in Vacation Ownership Interest sales, increased 3.9% to $1,556,367 for the three months ended September 30, 2005 from $1,497,804 for the same period in 2004 and decreased 11.7% to $4,220,747 for the nine months ended September 30, 2005 from $4,779,459 for the same period in 2004. The increase for the third quarter 2005 reflects a short term marketing program to existing owners at the VCA-South Bend sales office. The decrease in upgrade revenue for the nine months ended September 30, 2005 reflects the reduction in marketing efforts to existing owners at the VCA-Tucson sales office.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 16.3% or $2,987 to $21,347 for the three months ended September 30, 2005 from $18,360 in 2004 and increased 10.0% or $1,819 to $19,960 for the nine months ended September 30, 2005 from $18,141 for the same period in 2004.  The average sales price increase, despite reduced Upgrade revenue for the nine months ended September 30, 2005, is due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above.

Resort operating revenue increased 7.3% and 1.1% or $346,162 and $149,347 to $5,064,329 and $13,908,049 for the three and nine months ended September 30, 2005, respectively, reflecting increased revenue from vacation interval owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 86.2% to 84.1% for the third quarter ended September 30, 2005 and decreased from 87.7% to 87.3% for the nine months ended September 30, 2005 due to the revenue increase noted above.

Interest and finance income increased 45.9% to $1,423,549 for the three months ended September 30, 2005 from $975,526 for the same period in 2004 and increased 5.6% to $3,422,044 for the nine months ended September 30, 2005 from $3,240,847 for the same period in 2004, reflecting an increase in sold notes, for which

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

the Company recognizes the interest premium upon sale of the note and a reduction in prepayments of previously sold Customer Notes.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 13.2% and 13.0% for the three and nine months ended September 30, 2004 to 15.1% and 14.9% for the three and nine months ended September 30, 2005, reflecting the addition of Rancho Mañana inventory.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 59.5% for the three months ended September 30, 2005 from 60.1% for the same period in 2004, reflecting closure of the Las Vegas sales office in June 2005 which had greater sales and marketing costs as a percentage of sales than other offices. Sales and marketing as a percentage of sales of vacation ownership interests increased to 62.4% for the nine months ended September 30, 2005 from 61.8% for the same period in 2004 reflecting greater revenue in the second quarter 2004, including non-recurring benefits.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% of sales of Vacation Ownership Interests in the three and nine month periods ended September 30, 2004 and 2005.

General and administrative expenses decreased to 8.8% of total timeshare revenue for the third quarter ended September 30, 2005, from 9.6% for the same period in 2004, and increased to 10.9% for the nine months ended September 30, 2005, from 10.3% for the same period in 2004.  The decrease for the third quarter ended September 30, 2005 is the result of the cessation of operations in Las Vegas, following the Company’s sale of its leasehold interest in a 44-acre real estate parcel in April 2005.  The increase for the nine month period primarily reflects increased contributions to the Company’s profit sharing and employee stock ownership plan, as well as increased charitable donations.  The increased contributions were made due to the Company’s increased profit from the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas.

Lawsuit and settlement expenses for the nine months ended September 30, 2005 contain the legal and settlement charges associated with the lawsuit that was filed against the Company, its Sedona Vacation Club (SVC) and Premiere Vacation Club (PVC) businesses in September 2003.  An explanation of the lawsuit is contained in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements as well as under Item 1. Legal Proceedings in Part II.  The legal and settlement expenses include the Company’s cost of “ILX Script” that it will issue to all SVC and PVC owners, printing and postage costs associated with printing and mailing of the “ILX Script,” the printing and the mailing of the Settlement Notice, legal expenses for the plaintiff’s attorneys and legal expenses for the Company’s representation.  The Settlement Agreement received Court approval in July.

Income from land and other, net for the nine months ended September 30, 2005 includes a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets for $18,000,000 cash in April 2005.  Streets funded the purchase with funds obtained through a Loan Agreement and Promissory Note with CanPartners.  VCA-NV was a party to the Loan Agreement, Promissory Note and Leasehold Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing.  VCA-NV participated solely as an accommodation party, without recourse liability of any material kind, to enable CanPartners to consummate the transaction and obtain lender’s title insurance.  The documents provided for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of Lease in June 2005.  CanPartners executed and recorded a Release of Liability Under Loan Documents effective September 16, 2005.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.  The full sales price was received and the Company was not obligated to perform activities after the sale, nor was it materially contingently liable on any debt on the property.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Interest expense decreased 5.0% to $556,894 for the three months ended September 30, 2005 from $586,081 for the same period in 2004 and increased 4.6% to $1,760,386 for the nine months ended September 30, 2005 from $1,683,689 for the same period in 2004, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes and a lower average balance in 2005.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the nine months ended September 30, 2004, cash provided by operations was $2,214,339 as compared to cash used in operating activities of $1,808,772 for the nine months ended September 30, 2005.  The decrease in cash provided by operations reflects a gain on sale of property and equipment due to the sale of the leasehold interest in Las Vegas which is deducted from cash flows from operations (and included in cash flows from investing activities), an increase in resort property under development for development of Premiere Vacation Club at the Roundhouse Resort and the acquisition of land in Puerto Penãsco, Mexico, an increase in other assets for the payment of 2005 estimated taxes, a deposit paid to purchase land in Sedona, Arizona, and a decrease in income taxes payable.  These decreases in cash are offset by a decrease in resort property held for Vacation Ownership Interest sales due to greater additions in the first half of 2004, a decrease in notes receivable due to a higher amount of sold notes, increased accounts payable and accrued and other liabilities reflecting both accrual of the lawsuit and settlement expenses and timing differences between years, and the net effect of increased net income and resultant income tax expense due to the sale of the leasehold interest in Las Vegas.

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, L.L.C. for $18,000,000.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2,000,000 in principal and $1,000,000 in prepaid release fees on an existing construction loan, $1,000,000 in principal on an existing note payable, and $316,667 to pay an existing note in full.

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

In addition, Section 382 of the Internal Revenue Code imposes additional limitations on the utilization of NOLs by a corporation following various types of ownership changes, which result in more than a 50% change in ownership of a corporation within a three-year period.  Such changes may result from new common

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

stock issuances by the Company or changes occurring as a result of filings with the Securities and Exchange Commission of Schedules 13D and 13G by holders of more than 5% of the common stock, whether involving the acquisition or disposition of common stock.  If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the future utilization of the NOL by the Company, which could result in the Company paying additional federal and state taxes.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions, however the sale of the Las Vegas leasehold interest resulted in net cash provided by investing activities of $17,281,956 for the nine months ended September 30, 2005.  Net cash used in investing activities in the nine months ended September 30, 2004 was $1,126,161.

Net cash used in financing activities in the nine months ended September 30, 2004 and 2005 was $895,404 and $11,813,926, respectively.  In conjunction with the sale of the Las Vegas leasehold interest, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition the Company used proceeds from the sale to pay down $3,316,667 of existing notes payable, prepay $1,000,000 in release fees on an existing construction loan and purchase treasury shares for $806,462.  Proceeds from notes payable decreased between years due to reduced hypothecation of notes receivable as a result of both lower sales of VOIs and greater sales of Customer Notes in 2005.

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

Credit Facilities and Capital

At September 30, 2005, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At September 30, 2005, $27.3 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in March 2005 and, under the amended agreement, the borrowing period expires in 2005 and the maturity is in 2010.  At September 30, 2005, approximately $11.3 million was available under this commitment.  The Company is currently negotiating the renewal of this commitment.

At September 30, 2004 and 2005, the Company had approximately $14.7 million and $14.1 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

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

In the first nine months of 2005, the Company purchased 85,537 treasury shares for a cost of $806,462.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of September 30, 2005.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$34,376,000	$10,008,000	$10,635,000	$ 8,900,000	$ 4,833,000
Capital Lease Obligations	159,000	159,000	-	-	-
Operating Leases	17,499,000	1,699,000	3,025,000	2,747,000	10,028,000
Total	$52,034,000	$11,866,000	$13,660,000	$11,647,000	$14,861,000

Seasonality

The Company’s revenues are moderately seasonal with the volume of ILX owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters.  Also impacting revenues are inclement weather, forest fires, gasoline prices and other unforeseen natural disasters.  As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company’s operating results to fluctuate.

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2005.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

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

Part II

Item 1.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ allegations of unlawful or wrongful conduct and injuries.  A court hearing was held on July 26, 2005 and final approval of the Settlement Agreement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $0 and $634,377 for the three and nine months ended September 30, 2005 as indicated in “Lawsuit and settlement expenses” on the condensed consolidated statements of operation.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

July 1, 2005 - July 31, 2005	30,000	$ 9.70	30,000	320,000

August 1, 2005 - August 31, 2005	21,737	$ 9.01	-	-

September 1, 2005 - September 30, 2005	15,500	$ 9.12	-	-
Total	67,237	$ 9.34	30,000	320,000

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
Vice President & Corporate Controller

Date:  As of November 8, 2005