Form 10-K
period 2005-12-31
ILX RESORTS INC
filed 2006-03-31
CIK 819551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2005

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-13855
ILX RESORTS INCORPORATED
ARIZONA	86-0564171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2111 East Highland Avenue, Suite 200, Phoenix, AZ 85016
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

Yes    X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ___

Accelerated filer ___

Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company.

___ Yes

_X__ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 24, 2006
Common Stock, without par value	3,491,532 shares

At June 30, 2005, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $19.4 million.

Portions of Registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

 ILX RESORTS INCORPORATED

2005 Form 10-K Annual Report

Table of Contents

PART I

3

Item 1.  Business

3

Item 1A.  Risk Factors

5

Item 2. Properties

15

Item 3.  Legal Proceedings

27

Item 4.  Submission of Matters to a Vote of Security Holders

27

PART II

27

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

27

Item 6. Selected Financial Data

28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

29

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

35

Item 8. Financial Statements and Supplementary Data

35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

35

Item 9A. Controls and Procedures

35

Item 9B.  Other Information

36

PART III

36

Item 10. Directors and Executive Officers of the Registrant

36

Item 11. Executive Compensation

36

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

36

Item 13. Certain Relationships and Related Transactions

36

Item 14. Principal Accounting Fees and Services

36

PART IV

36

Item 15. Exhibits, Financial Statement Schedules

36

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Item 1.  Business

The Company

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona (excluding weeks it owns in the Roundhouse Resort in Pinetop), one in Indiana, one in Colorado, one in San Carlos, Mexico, and land in the early development stages in Puerto Peñasco, Mexico and Sedona, Arizona (collectively, the “ILX resorts”).  The Company also holds 1,967 weeks at the Carriage House in Las Vegas, Nevada and 153 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.  One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

At December 31, 2005, the ILX resorts represented an aggregate of 601 units and 31,406 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 191 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 1,898 weeks in the Carriage House in Las Vegas, Nevada, and 153 weeks at the Scottsdale Camelback Resort.  The 31,406 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests.  The Company also holds additional interests, which consisted, at December 31, 2005, of an aggregate of approximately 83 Vacation Ownership Interests in destination resorts owned by others and located in  California, Mexico, Nevada and elsewhere (collectively, the “Additional Interests”), including 69 in the Carriage House which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2005, the Company increased the number of ILX resorts from two to eleven (excluding the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 31,489 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House, the Scottsdale Camelback Resort Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues increased from $6.1 million in 1991 to $56.9 million in 2005.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices and/or terms because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and undervalued Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (184 units including the adjacent Celebrity House), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (77 units), Rancho Mañana Resort in Cave Creek, Arizona (19 units), Premiere Vacation Club at the Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 1,967 vacation ownership interests at the Carriage House in Las Vegas, Nevada, and the 153 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

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

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2004 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners 2004 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal automobile with 75% using their own car on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2005, the Company operated ten resorts consisting of 601 units and held 8,255.5 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club.  The Company operates Rancho Mañana partly through an assignment of certain responsibilities to the entity which had operated the resort prior to the Company’s acquisition of it.  Third parties operate the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at or near selected ILX resorts.

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

During 2005, the Company sold 2,546 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 2,931 and 3,283 during 2004 and 2003, respectively.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $15,405 for an annual interest and $8,725 for a biennial interest, resulting in a weighted average price of $16,648 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2005 and $13,987 for an annual interest and $8,206 for a biennial interest, resulting in a weighted average price of $15,214 during the year ended December 31, 2004.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2005, the Company had an existing inventory of 8,329.5 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club).

Item 1A.  Risk Factors

We face a variety of risks related to the operation of our business and the execution of our business strategy.

WE FACE A VARIETY OF RISKS RELATED TO THE RAPID GROWTH OF OUR BUSINESS.

WE MAY NOT SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY.  A principal component of our growth strategy is to acquire additional improved and unimproved real estate for the construction and development of new convenient access resorts and Varsity Clubs, which are urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities. Our ability to execute our growth strategy will depend upon a number of factors, including the following:

•

the availability of attractive resort development opportunities;

•

our ability to acquire and/or construct properties for such development opportunities on economically feasible terms;

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

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH. We intend to selectively acquire and develop new vacation ownership resorts and to continue to expand our existing resorts. Our plans include the: development of approximately 22 acres of land in Sedona, adjacent to our Los Abrigados Resort, to be known as Heritage Park.  Acquiring and developing new resorts and Heritage Park will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include, but are not limited to, the following:

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

We project that currently planned development and expansion at our resorts, and land in the planning stages (including Heritage Park), may cost in excess of $50 million.  Although we have preliminarily secured adequate financing for the projects currently under development, we cannot provide assurance that adequate financing for future development projects will be available on terms and conditions favorable to our Company.  Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company. Factors that could affect our access to the capital markets, or the cost of such capital, include the following:

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

WE MAY FACE ADDITIONAL RISKS AS WE EXPAND INTO NEW MARKETS.  Our growth strategy consists of acquiring and developing additional convenient access resorts and Varsity Clubs in the western United States and Mexico, including markets in which we currently do not have an ILX resort or conduct any sales or marketing activities. Our prior success in the geographic locations in which we currently operate does not ensure our continued success as we acquire, develop or operate future resorts or Varsity Clubs. Accordingly, in connection with expansion into new markets, we may be exposed to a number of risks, including, but not limited to, the following:

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

WE COULD INCUR SUBSTANTIAL LOSSES IF PURCHASERS OF VACATION OWNERSHIP INTERESTS DEFAULT ON THEIR OBLIGATIONS TO PAY THE BALANCE OF THE PURCHASE PRICE.  We require purchasers to make a down payment of at least 10% of the aggregate purchase price of the vacation ownership interest and to deliver a promissory note to us for the balance. Although we conduct credit pre-approval due diligence with respect to each purchaser, we bear the risk of default associated with customer notes that we retain and those that we sell with recourse to our company. If a buyer of a vacation ownership interest defaults, we generally will pursue collection remedies to the extent legally permitted. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim deed to the mortgaged interest, we likely will foreclose on and then remarket the recovered vacation ownership interest. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we must incur such costs again to resell the vacation ownership interest. In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset. We generally do not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

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

OUR BORROWING BASE AND/OR OUR ABILITY TO SELL CUSTOMER NOTES MAY BE ADVERSELY AFFECTED BY THE NATURE AND QUALITY OF THE CUSTOMER NOTES.  We typically finance our working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders. As of December 31, 2005, we had agreements with one lender to borrow up to $30.0 million against conforming retained customer notes, of which approximately $11.4 million remained available for borrowing. In addition, as of December 31, 2005, we had an agreement with one lender under which we can sell up to $30.0 million of conforming customer notes, of which approximately $25.7 million remained available.

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

WE GENERALLY EXPERIENCE NEGATIVE CASH FLOW UPON THE SALE OF FINANCED VACATION OWNERSHIP INTERESTS.  On financed sales, we ordinarily receive only 10% of the purchase price on the sale of a vacation ownership interest, but we must pay in full the costs associated with the development, marketing, and sale of the vacation ownership interest. These costs generally exceed the downpayment we receive at the time of sale. Maximum borrowings and sales of notes available under our existing credit facilities may not be sufficient to cover these costs, which could limit our available capital resources, liquidity, and capacity to grow. Our existing credit facilities expire at various dates through 2007. We presently do not have binding agreements to extend the terms of our existing credit facilities or for any replacement financing upon the expiration of our existing credit facilities. Moreover, we cannot provide assurance that we will be able to arrange alternative or additional credit facilities on terms that are satisfactory to our company in the future. Accordingly, future sales of vacation ownership interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that we finance. Although we currently are selling customer notes at a premium, to the extent that we finance our negative cash flow by selling customer notes to lenders in the future we may be able to sell such notes only at a discount from the face value of such notes. In addition, we cannot provide assurance that we will be able to negotiate the sale of such customer notes at favorable rates, or at all.

FLUCTUATIONS IN INTEREST RATES AND INTEREST RATE MISMATCHES COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, LIQUIDITY, AND FINANCIAL POSITION. We currently derive a portion of income from the spread between the interest rates we charge our customers and the interest rates at which we borrow against customer notes or at which we sell customer notes. We cannot provide assurance, however, that the present interest rate spread will continue in the future. We may not be able to maintain these spreads as a result of decreases in the rates we are able to charge customers or increases in the prime lending rate, or upon the expiration of our current credit facilities and our inability to replace such facilities at existing terms. In addition, our indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates. As a result, increases in interest rates could cause our interest expense to exceed our interest income on our portfolio of retained customer notes. Moreover, we currently do not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.  If there were a one-percentage point change, based on the $21.7 million balance of variable rate debt at December 31, 2005, interest expense would increase or decrease by approximately $217,000 (before income taxes) per annum. Further, to the extent interest rates generally decrease on third-party financing available to our customers, we face an increased risk that customers will pre-pay their customer notes and reduce our income, if any, from financing activities. In addition, if a customer prepays a note that we have sold, we are required to repay the unearned interest premium, if any, on the note.

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

WE FACE SUBSTANTIAL COMPETITION IN THE VACATION OWNERSHIP INDUSTRY.

The vacation ownership industry consists of a large number of local and regional resort developers and operators. In addition, we face competition from some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Cendant Corporation, and their subsidiaries and affiliates.  Many of these companies have much greater access to capital and other resources than we do. As a result, we may be at a competitive disadvantage with our competitors for access to marketing, personnel, and other resources that we require to compete successfully. In addition, competition from other vacation ownership resort developers and operators may limit our ability to acquire additional resorts and to obtain access to affinity groups. Our business and results of operations may be materially adversely affected if we are unable to compete successfully against such companies.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY OUR GEOGRAPHIC CONCENTRATION WITHIN THE WESTERN UNITED STATES, PARTICULARLY ARIZONA.

As of the date of this Form 10-K, a majority of our customers and resort accommodations are located in Arizona. As a result, our financial condition and results of operations may be materially adversely affected by local Arizona economic downturns, changing demographics or regulatory changes. Further, our growth strategy includes expansion of sales centers and vacation ownership interests in the western United States and Mexico. Although expansion into markets other than Arizona may reduce our susceptibility to downturns in the Arizona market, we cannot provide assurance that we will be able to successfully apply our current operating strategy to new markets beyond Arizona. In addition, because we intend to execute our growth strategy primarily in the western United States, we will continue to be particularly susceptible to adverse changes in economic circumstances, demographic trends or regulatory changes affecting the western United States in general and, in particular, the local markets that we enter. We cannot provide assurance that we will be able to offset or minimize the adverse effects of such circumstances upon our business, financial condition or results of operations.

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

Under certain conditions, vacation ownership interests may be considered "securities" under state or federal law, in which case we would be subject to the time-consuming and expensive requirements to register such interests, license our salespeople, and comply with other regulations.  Although our vacation ownership interests are not considered to be securities in any jurisdiction in which we operate as of the date of this Form 10-K, we cannot guarantee that we can structure vacation ownership interests so as to avoid regulation as "securities" under applicable federal or state laws that may be adopted in the future or in any jurisdiction in which we may operate in the future. If our vacation ownership interests are deemed to be securities, we cannot provide assurance that we will be able to comply with the applicable state and federal securities requirements or that the liabilities or contingencies that result from such compliance will be immaterial. As a result, such compliance may impact our ability to conduct our business and may undermine the value of our common stock.

EXCESSIVE CLAIMS FOR CONSTRUCTION-RELATED DEFECTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS.

While we typically engage third-party contractors to construct or renovate our resorts, our customers may assert construction claims against our company for construction defects. In addition, certain state and local laws may impose liability on property developers with respect to construction defects discovered or repairs made by future owners of such property. An excessive number of claims for construction-related defects could adversely affect our liquidity, financial condition, and operating results.

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

Although we typically conduct significant due diligence prior to acquiring real property, we may not obtain Phase I environmental reports with respect to each of our properties if management believes that the risk of potential environmental liability does not warrant the performance of Phase I assessments due to the remote location of such property or any other reason. If we fail to obtain such reports, we may acquire or develop property and later discover that we cannot operate the property as planned, or we may assume environmental or other liabilities that we could have avoided if we had the information typically revealed in a Phase I report. To date, we have obtained environmental reports with respect to four of our resorts. Even when we perform due diligence investigations, we cannot provide assurance that our due diligence efforts or Phase I reports, when available, will reveal all environmental liabilities or that we will identify every material environmental condition.

Certain environmental laws impose liability on a previous owner of property to the extent hazardous or toxic substances were present during the prior ownership period. A transfer of the property may not relieve an owner of such liability. Thus, we may have liability with respect to properties that we or our predecessors sold in the past.

ACCELERATION OF DEFERRED TAXES AND NET OPERATING LOSS CARRYFORWARD LIMITATIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND LIQUIDITY.

While we report sales of vacation ownership interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow us to report a portion of financed sales on the installment method, if we so elect. When we elect the installment method, we recognize income on the sale of a vacation ownership interest (a) when we receive cash in the form of a down payment, and (b) incrementally as we receive payments on retained customer notes or when we factor the customer note. As of December 31, 2005, we had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in our financial statements) in the amount of $8.1 million as a result of this method of reporting sales of vacation ownership interests. If we should factor the customer notes, if a lender forecloses on the retained customer notes, or if we otherwise collect or dispose of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due. Moreover, we would owe accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by our company, the likelihood of which is not now reasonably ascertainable. We cannot provide assurance that we will have sufficient cash resources to pay those taxes and interest if and when they become payable. Furthermore, if our sales of vacation ownership interests should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods. Consequently, our liquidity and financial position could be adversely affected.

At December 31, 2005, our wholly-owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), had net operating loss, or "NOL," carryforwards of approximately $630,000.  These NOL carryforwards are limited as to usage because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOLs will expire in 2008.

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

INCREASED GASOLINE PRICES, AN OUTBREAK OF WAR, ACTS OF TERRORISM, UNFORESEEN NATURAL DISASTERS OR SIMILAR EVENTS COULD NEGATIVELY IMPACT OUR BUSINESS.

Increased gasoline prices, war, or acts of terrorism, forest fires, inclement weather or other unforeseen natural disasters or similar events could reduce consumer travel. If consumer travel to our resorts and sales centers declines as a result these or other factors, we could experience lower income due to reduced room rentals and/or fewer opportunities for sales presentations to prospective purchasers of vacation ownership interests.

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

At February 28, 2006, Joseph P. Martori beneficially owned approximately 29.1% of our outstanding common stock (and all of our officers and directors as a group beneficially owned approximately 42.5% of our outstanding common stock). Because of his ability to elect at least two of our directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected. To the extent that Mr. Martori elects to reinvest dividends paid on his shares of common stock and some of our other shareholders do not reinvest their dividends, Mr. Martori's percentage ownership of our outstanding common stock will increase, which could further increase Mr. Martori's control over our company.

At February 28, 2006, our Employee Stock Ownership Plan and Trust (ESOP) held approximately 18.4% of our outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the ESOP that have been allocated to their respective accounts.  Our ESOP may acquire newly issued shares of common stock from us or already issued shares on the open market.  As our ESOP continues to acquire shares, and shares are granted to key employees under our Stock Bonus Program, an increasing concentration of our ownership will reside with our employees, including our executive officers.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, HIGHLY VOLATILE, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE.

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the Form 10-K, as well as other factors, including:

♦

fluctuation in interest rates and other conditions that could adversely affect real estate values in general or the market for vacation ownership interests in particular;

♦

price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

♦

any failure to meet market expectations.

From January 1, 2005 through December 31, 2005, the closing price of our common stock as reported on The American Stock Exchange ranged from a high of $10.82 to a low of $8.50.  As a result of this volatility, your investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

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

Item 2.  Properties

The Resorts

The table below sets forth certain information, as of December 31, 2005, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 9 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

			Size of
			Units [1]		Resort Amenities
Resorts [2]	Location	S	1BR	2BR	Restaurant/Lounge	Whirlpool/Spa	Swimming Pool	Fitness Center	Local Amenities [3]

Los Abrigados Resort	Sedona, AZ		158	26 [4]	3/1	Y	Y-2	Y	B,BB,BL,
& Spa									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	3/1	Y	Y-2	Y	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	4/2	Y	Y	Y	BL,BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,T,

Bell Rock Inn	Village of	62	11	4	0/0	Y	Y-2	N	B,BB,BL,
	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V

Rancho Mañana Resort	Cave Creek, AZ			19	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH

Premiere Vacation Club at
the Roundhouse Resort	Pinetop, AZ			21	0/0	Y5	Y5	N	C,D,F,FW
									G,H,MT,Sh,SS,
									T,TH

VCA–South Bend	South Bend, IN		56	6	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed
as Vacation Ownership Interests		134	301	127

Los Abrigados Lodge[6]	Sedona, AZ	39			N	N	Y	N	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Total		173	301	127

[1] “S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
[2] Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House, the Roundhouse Resort
and Scottsdale Camelback Resort has not been included in the following chart, as the Company only owns a number of
Vacation Ownership Interests at such resorts and does not own any of such resorts.
[3] B - Basketball, BB - Bocce Ball, BL – Billiards, BO - Boating, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, M - Museums,
MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V – Volleyball, W - Watersports.
[4] Includes the Celebrity House which is adjacent to Los Abrigados.
[5] Premiere Vacation Club at the Roundhouse Resort guests have access to the pool and other amenities, including basketball and recquetball courts and the recreation center at the adjacent Roundhouse Resort under a usage agreement.
[6] The Los Abrigados Lodge is not registered nor marketed for sale as Vacation Ownership Interests. Los Abrigados Lodge is operated under a long-term lease arrangement that is explained in more detail below.

Description of ILX Resorts

Los Abrigados Resort & Spa.  Los Abrigados Resort & Spa (“Los Abrigados”) is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona.  This resort consists of 184 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges.  Los Abrigados offers one- and two-bedroom units each with a separate living area, bedroom, mini-kitchen or full kitchen and balcony or patio.  Thirty suites offer a fireplace and either a private outdoor whirlpool spa or indoor jetted tub as well.  The Celebrity House is a luxury stand-alone unit adjacent to the property and includes its own pool, spa, fireplace and full size kitchen.  Los Abrigados is designed in southwestern décor and is surrounded by the dramatic red rocks of Oak Creek Canyon.  This resort has an on-site sales office.

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

As of December 31, 2005, Los Abrigados contained 9,568 Vacation Ownership Interests, of which approximately 111 remained available for sale (excluding 4,088.5 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.  The Company, through its ownership in ILX–Bruno LLC (“ILX–Bruno”), purchased approximately 22 acres of land adjacent to Los Abrigados in October 2005 and plans to develop additional units on a portion of the land.

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

As of December 31, 2005, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 110.5 remained available for sale (excluding 324.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Kohl’s Ranch Lodge.  Kohl’s Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona.  It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world.  Kohl’s Ranch consists of 66 units.  Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in the duplex cabin overlooking the creek.  The Horton House is a luxury unit that sleeps eight and features a large deck with a barbecue, two full bedrooms and baths and a library. This resort has an on-site sales office.

Kohl’s Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children’s playground, gazebos and sport court.  Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace.  In addition, Kohl’s Ranch offers a unique pet resort facility.  Kohl’s Ranch is both an RCI and an II resort.

As of December 31, 2005, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which five were available for sale (excluding 2,955.5 Vacation Ownership Interests owned by Premiere Vacation Club).

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

Golden Eagle is centered around the historic Crag’s Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort’s main lodge.  Amenities offered at this resort include a restaurant, bar and library, as well as six guest rooms in a freestanding building.  Each unit at Golden Eagle features a kitchenette, and living and dining areas.  Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions.  Golden Eagle is both an RCI and an II resort.

As of December 31, 2005, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 16 were available for sale (excluding 995 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

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

Bell Rock Inn. The Bell Rock Inn, in the Village of Oak Creek, Arizona is located approximately six miles south of Los Abrigados Resort & Spa.  The resort originally consisted of 96 studio lodging units, most of which included a fireplace and mini-kitchen facilities on approximately four acres of land.  Renovations in 2004 and 2005 added one and two-bedroom units, bringing the total number of units to 77.  The Bell Rock Inn has two heated pools, a whirlpool spa and outdoor fireplaces.  The Bell Rock Inn is an II resort.

As of December 31, 2005, the Bell Rock Inn contained 4,004 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.  The Company is evaluating the market for the possibility of expansion on this property.

Rancho Mañana Resort.  Rancho Mañana Resort is located in Cave Creek, Arizona, approximately 25 miles from Phoenix, Arizona.  Surrounded by the high sonoran desert, this resort offers 19 luxuriously appointed and spacious casitas on approximately two acres and an additional 3.81 acres of land for further development.  The casitas are 1,500 square feet and include two bedrooms, two bathrooms, a whirlpool tub in the master bathroom, a fireplace and a full kitchen.  Amenities at the resort include a lagoon style pool and hot tub, outdoor gas barbeque grills and an adobe fireplace.  The property is adjacent to a European style spa and athletic club, an 18-hole championship golf course and a full service restaurant and lounge (all operated by third parties).  This resort has an on-site sales office.  Rancho Mañana is an II Five-Star resort.

The Company may in the future build additional units and certain common area amenities on the 3.81 acres.  As of December 31, 2005, Rancho Mañana contained 988 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Premiere Vacation Club at the Roundhouse Resort.  Premiere Vacation Club at the Roundhouse Resort is located in Pinetop/Lakeside Arizona. The resort consists of 21 two-bedroom log-sided cabins on four acres of land in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix, Arizona.  The units were completed in late 2005 and early 2006.  The resort will also contain a miniature golf course which is expected to be completed in spring 2006.  Guests at Premiere Vacation Club at the Roundhouse Resort have use privileges of the recreation center at the adjacent Roundhouse Resort.  The recreation center contains an indoor pool, racquetball and basketball courts and other recreational opportunities.  The resort is an II resort and is proximate to golf courses, skiing, horseback riding and other outdoor activities.

As of December 31, 2005, Premiere Vacation Club at the Roundhouse Resort contains 1,092 Vacation Ownership Interests, all of which are annexed to Premiere Vacation Club.

Roundhouse Resort.  The Roundhouse Resort, is a fully sold out 59-unit timeshare resort located on 9.5 acres adjacent to Premiere Vacation Club at the Roundhouse Resort. The resort is an RCI resort.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2005, all 191 Vacation Ownership Interests in the Roundhouse Resort which have been acquired by the Company have been annexed into Premiere Vacation Club.

VCA–South Bend.  The Company’s first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA–South Bend offers 62 units, consisting of one- and two-bedroom suites.

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

As of December 31, 2005, this resort contained 3,224 one-week Vacation Ownership Interests, of which 370 were available for sale (excluding 1,549 Vacation Ownership Interests owned by Premiere Vacation Club).  Expansion capability exists for an additional 24 units (1,248 one-week Vacation Ownership Interests).  The Company continues to evaluate the market for the possibility of such expansion.

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

At December 31, 2005, this resort contained 3,120 one-week Vacation Ownership Interests, of which 57.5 were available for sale (excluding 2,861.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Los Abrigados Lodge.  The Company leases a hotel in uptown Sedona, Arizona.  The lease commenced October 1, 2000 and terminates on December 31, 2021 and contains a provision in which the term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021.  The property is used for hotel accommodations, mainly for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2005, this resort contains 39 units.  These units are not offered for sale as Vacation Ownership Interests.

The Carriage House

In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2005, the Company has purchased additional inventory and intends to continue to acquire Vacation Ownership Interests in the Carriage House and annex the interests into Premiere Vacation Club in the future.  At December 31, 2005, the Company holds 1,967 Vacation Ownership Interests, 1,898 of which have been annexed into Premiere Vacation Club.

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

At December 31, 2005, the Company had acquired a total of 153 Vacation Ownership Interests in Scottsdale Camelback Resort, all of which are annexed into Premiere Vacation Club.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002, 2004 and 2005 the Company annexed additional units and as of December 31, 2005, Premiere Vacation Club included a total of 22,600 Vacation Ownership Interests.  The 22,600 Vacation Ownership Interests annexed into the Club consist of 4,088.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 324.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,955.5 Vacation Ownership Interests in Kohl’s Ranch Lodge, 995 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 1,549 Vacation Ownership Interests in VCA–South Bend, 2,861.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191 Vacation Ownership Interests in the Roundhouse Resort, 1,898 Vacation Ownership Interests in the Carriage House, 4,004 Vacation Ownership Interests in Bell Rock Inn, 988 Vacation Ownership Interests in Rancho Mañana Resort and 153 Vacation Ownership Interests in the Scottsdale Camelback Resort.

At December 31, 2005, 7,590.5 of the 22,600 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and memberships in Premiere Vacation Club are offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2005, the Company owned Vacation Ownership Interests in a resort in South Africa, four right-to-use Vacation Ownership Interests in a resort in Mexico and one to two Vacation Ownership Interests in each of a number of additional resorts, all of which it holds for resale.

Land

In June 2005, the Company acquired approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  The Company intends to develop the land into a resort featuring up to 73 units or 3,796 Vacation Ownership Interests.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company holds a 92% interest in ILX–Bruno.  In October 2005, ILX–Bruno completed the acquisition of two parcels of the land.  In February 2006, ILX-Bruno entered into a real estate contract to purchase the third parcel of land with a closing scheduled for June 30, 2006.  ILX–Bruno is currently evaluating the development opportunities but anticipates constructing additional timeshare units on at least a portion of the land.

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

Customer Satisfaction.  The Company believes that its inventory of highly desirable resorts with extensive amenities, combined with flexible purchase options have resulted in a high level of customer satisfaction.  Each of the ILX resorts is located in an area with unique tourist attractions and most offer food, beverage and other amenities comparable to full-service commercial lodging facilities, with discounted prices extended to ILX owners at the facilities it operates.  As a result, the Company believes ILX owners generally have a high level of satisfaction, resulting in additional purchases and increased goodwill.  The Company capitalizes upon this by directing a portion of its marketing efforts towards increasing sales of Vacation Ownership Interests to ILX owners.

Enhanced Amenities.  Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests and does not have a restaurant, the Premiere Vacation Club at the Roundhouse Resort and the Bell Rock Inn) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high quality resorts.  Many resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “The Resorts.”

Demonstrated Ability to Acquire and Develop Properties.  The Company has historically been successful at acquiring resorts in settings of natural beauty at relatively low costs.  The Company’s acquisition strategy is to identify underutilized or distressed properties in locations with high tourist appeal and access to major metropolitan centers.  Thereafter, the Company’s redevelopment efforts are primarily targeted at improving the amenities and appointments of such properties.  The Company has successfully developed its prototype Varsity Clubs of America resort, VCA–South Bend, and a second Varsity Clubs facility, VCA–Tucson.  Future Varsity Clubs will be designed and constructed in accordance with the VCA–South Bend prototype, with appropriate modifications and improvements.  The Company believes that its acquisition and development strategies have resulted in a portfolio of desirable properties with a relatively low cost of product as a percentage of sales.

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

Integrated In-House Operations.  Substantially all of the Company’s marketing, sales, development, property management, and financing operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest (“Customer Notes”).  In addition, the Company operates all of the ILX resorts on a centralized basis, with operating and maintenance costs paid from ILX owners’ dues as well as hotel rental revenues.  The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations that may result in lower overall costs than generally associated with outsourcing such operations.  Such integration also facilitates the Company’s Premiere Vacation Club and the ILX resorts’ qualification in the II and RCI exchange networks, among others.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 988 Vacation Ownership Interests in Rancho Mañana Resort, 1,898 Vacation Ownership Interests in the Carriage House in Las Vegas and 153 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona, Nevada and Mexico, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club.

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

The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona.  This second Varsity Clubs offers 60 suites, or 3,120 one-week intervals.  VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes.  The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 900,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 200,000 people.  The Company believes that all of these factors increase the appeal of VCA–Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks.  The VCA–Tucson on-site sales office offers customers Premiere Vacation Club Vacation Ownership Interests.  Premiere Vacation Club Interests provide the buyer with local city club privileges, access to all resorts in Premiere Vacation Club, including VCA-Tucson and VCA-South Bend, as well as a variety of additional benefits.

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

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its five sales offices located at ILX resorts.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its VCA-Tucson and Rancho Mañana sales offices by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have strong sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 170 employees at December 31, 2005, including approximately 80 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 19.3% of Vacation Ownership Interest sales by the Company during 2005.  During 2004 and 2003, sales to ILX owners accounted for 16.9% and 17.5% of the Company’s total sales, respectively.

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

Customer Financing

The Company currently provides financing for approximately 80% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 14.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2005, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $38.5 million, of which $28.9 million were serviced by one outside vendor and had a weighted average yield of 14.5% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 8.75% per annum.

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

Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated.  Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2005, the Company retained Customer Notes in an aggregate principal amount of $38.5 million as compared to $7.9 million at December 31, 1995.

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

At December 31, 2005, the Company had an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2005, $25.7 million of the $30.0 million commitment was available to the Company.  The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, has a draw period through 2007, and a maturity date of 2012.  At December 31, 2005, $11.4 million was available to the Company under this commitment.  The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2003, 2004 and 2005, the aggregate amount of these reserves was $4.8 million, $3.3 million and $4.1 million, respectively.  During 2003 and 2005, the Company’s provision for doubtful accounts exceeded actual write-offs by $1.7 million and $0.7 million respectively.  In 2004, the Company’s actual write-offs exceeded the provision for doubtful accounts by $1.5 million.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  In 2004, the Company wrote off receivables for which it had not exhausted collection efforts and had not accepted a deed back to the underlying property, thereby accelerating such write offs.  Future collections on such notes, if any, will be reported as increases to the allowance in the year collected.  The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of its unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2005, the Company received $19.1 million in net revenues from these operations, consisting of $12.4 million in room rental and vacation interval owner dues revenue, $4.5 million in food and beverage revenue and $2.2 million in other revenue.  Of these amounts, Los Abrigados contributed $9.5 million, or 49.6% of the Company’s total resort operations revenues in 2005.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Sedona Spa.  The Company’s operations include the sale of personal care products.  The personal care products are marketed under its proprietary brand name “Sedona Spa.”  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados. Sedona Spa products are also used by the Company as promotion incentives to potential purchasers who attend the Company’s sales tours and presentations.  The Company uses direct mail and electronic mail to market Sedona Spa products to resort customers and tour participants who have previously used the products.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, promotional incentives and in its retail outlets, as well as continuing to expand marketing efforts outside the Company.

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

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, LLC for $18.0 million.  A detailed explanation of the transaction can be found in Management’s Discussion and Analysis.

Resale Operations.  The Company owns and operates Timeshare Resale Brokers, Inc. (“TRBI”), an Arizona company engaged in the resale of Vacation Ownership Interests on behalf of consumers and others, for which it earns a commission upon sale.  The operation is based in Sedona, Arizona.  To date, the operations of TRBI have not been material to the Company.

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company’s participation in the Vacation Ownership Interest exchange networks operated by II and RCI, the leading exchange network operators.  In the “2003 Ragatz Associates Resort Timesharing in the United States Report,” exchange opportunity was cited by purchasers of interval interests as one of the most significant factors in their motivation to purchase an interest.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  The high rating of and demand for the ILX resorts enhance the exchange opportunities available to ILX owners.  If II or RCI is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

The Vacation Ownership Interest industry consists of a large number of local and regional resort developers and operators.  In addition, some of the world’s most widely-recognized lodging, hospitality and entertainment companies sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Cendant Corporation, and their subsidiaries and affiliates.  In addition, other publicly traded companies such as, Silverleaf Resorts, Inc. and Bluegreen Corporation currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry.  There can be no assurance that the Company will be able to successfully compete with such companies.

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

The Company does not always conduct Phase I environmental assessments at the ILX resorts, properties under development and properties subject to acquisition.  Because many of the Company’s resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of Phase I assessments at such locations.  Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in a Phase I report.  However, when appropriate, the Company has in the past and will in the future obtain Phase I, or more elaborate, reports.  To date, the Company has obtained environmental reports with respect to four of the ILX resorts.  In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests.  To date, the Company’s investigations of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

Employees

As of December 31, 2005, the Company had approximately 840 employees, of which approximately 530 were employed on a full-time basis.  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

Corporate Headquarters

The Company leases 10,455 square feet for its corporate offices in Phoenix, Arizona, under a lease that expires on January 31, 2010.

Item 3. Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ aggregations of unlawful or wrongful conduct and injuries.  A court hearing was held on July 26, 2005 and final approval of the Settlement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $627,069 for the year ended December 31, 2005 as indicated in “Lawsuit and settlement expenses” on the consolidated statements of operation.

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA Nevada Incorporated (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of Greens Worldwide Incorporated from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA Nevada Incorporated, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock.  The information is as reported by the American Stock Exchange, which listed the common stock of the Company on February 11, 1998.  As of December 31, 2005, the common stock was held by approximately 873 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  It has increased the dividend each year.  In 2004, the dividend was $0.42 per share and in 2005 the dividend was $0.44 per share, both paid in quarterly installments.  In September 2005, the dividend was increased to $0.47 per share, payable quarterly for 2006.  Dividends on common stock are subordinate to dividends payable on the Company’s Series A and Series C Preferred Stock.

	Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter	$11.55	$7.00
Second Quarter	10.85	8.76
Third Quarter	11.14	8.75
Fourth Quarter	16.65	9.50
Year Ended December 31, 2005
First Quarter	10.82	9.00
Second Quarter	10.25	9.15
Third Quarter	9.86	8.60
Fourth Quarter	10.69	8.50

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

October 1, 2005 - October 31, 2005	-	$ -	-	-

November 1, 2005 - November 31, 2005	17,100	$ 8.93	-	-

December 1, 2005 - December 31, 2005	8,000	$ 10.19	-	-
Total	25,100	$ 9.34	-	-

Item 6. Selected Financial Data

The selected consolidated historical financial information set forth below for the five years ended December 31, 2005 has been derived from the consolidated financial statements of the Company.

The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2001	2002	2003	2004	2005
	(In Thousands, Except Per Share Data)
Revenues	$ 48,309	$ 58,593	$ 65,390	$ 59,629	$ 56,887
Net income from continuing operations	2,032	3,082	2,751	2,717	6,151
Net income (loss) from discontinued operations	-	1	(1,833)	(36)	93
Net income per share-basic from continuing operations	0.62	1.03	0.93	0.89	1.74
Net income (loss) per share-basic from discontinued operations	-	-	(0.63)	(0.01)	0.03
Net income per share-diluted from continuing operations	0.61	1.00	0.91	0.88	1.73
Net income (loss) per share-diluted from discontinued operations	-	-	(0.62)	(0.01)	0.03
Cash dividends declared per common share	-	-	0.40	0.42	0.44
Total assets	74,125	80,421	83,339	89,260	85,345
Notes payable	41,619	44,729	48,193	46,993	38,377
Shareholders’ equity	25,785	27,747	27,253	33,225	37,543

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Executive Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of its unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns eight resorts in Arizona (including a resort in Sedona, Arizona that is not currently registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement), one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, 191 weeks at a resort in Pinetop, Arizona, 1,967 Vacation Ownership Interests in a resort in Las Vegas, Nevada and 153 weeks at a resort in Scottsdale, Arizona.

Significant Accounting Policies

The following discussion of the Company’s financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  A detailed explanation of significant accounting policies is contained in the consolidated financial statements.  The preparation of which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and the related disclosure of commitments and contingencies.  The Company evaluates its estimates, including those that relate to its allowance for possible credit losses and the estimate of contingent liabilities related to litigation on an ongoing basis.  The Company bases its estimates on historical experience, current economic factors and legal guidance, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources.  Actual results may differ materially from these estimates under different assumptions and conditions.

Results Of Operations

The following table sets forth certain operating information for the Company.

	Year Ended December 31,
	2003	2004	2005
As a percentage of total revenues:
Sales of Vacation Ownership Interests	62.3%	61.3%	59.3%
Resort operating revenue	29.0%	31.8%	33.6%
Interest income	8.7%	6.9%	7.1%
Total revenues	100.0%	100.0%	100.0%

As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold	13.3%	13.0%	14.8%
Sales and marketing	65.8%	62.0%	61.7%
Provision for doubtful accounts	5.5%	4.4%	4.4%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	15.5%	20.6%	19.1%

As a percentage of resort operating revenue:
Cost of resort operations	88.1%	85.3%	85.8%

As a percentage of total revenues:
General and administrative	9.7%	10.3%	10.9%
Depreciation and amortization	2.7%	3.3%	3.1%
Operating income	10.4%	11.3%	22.0%

Selected operating data:
Vacation Ownership Interests sold (2)(3)	2,191	1,935	1,584
Average sales price per Vacation Ownership Interest sold
(excluding revenues from Upgrades) (2)	$ 14,894	$ 15,214	$ 16,648
Average sales price per Vacation Ownership Interest sold
(including revenues from Upgrades) (2)	$ 18,020	$ 18,272	$ 20,539

(1)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less a provision for doubtful accounts, divided by sales of Vacation Ownership Interests.

(2)

Reflects all Vacation Ownership Interests on an annual basis.

(3)

Consists of an aggregate of 3,283, 2,931 and 2,546 biennial and annual Vacation Ownership Interests sold to new purchasers for the years ended December 31, 2003, 2004 and 2005, respectively.  Excludes conversions and upgrades.

Comparison of Year Ended December 31, 2004 to December 31, 2005

Sales of Vacation Ownership Interests decreased 7.8% or $2.9 million in 2005 to $33.7 million from $36.6 million in 2004, reflecting decreased sales from the Las Vegas and Sedona sales offices.  The Las Vegas office was relocated from its off-site location and reduced in scale in late 2003.  The Company continued to make refinements to the sales and marketing processes of the Las Vegas sales office but decided in June 2005, following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas, to withdraw from this market.  The decrease in sales of Vacation Ownership Interests at the Sedona office is due to reduced tours in 2005 due in part to inclement weather.

The decreased revenue from the Las Vegas and Sedona sales offices was partially offset by sales generated by the Rancho Mañana sales office which opened in September 2004.  Upgrade revenue increased 4.1% to $6.2 million in 2005 from $5.9 million in 2004.  The increase reflects increased marketing efforts to existing owners visiting the Company’s Sedona resorts.

The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 9.4% to $16,648 in 2005 compared to $15,214 in 2004 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 12.4% to $20,539 in 2005 from $18,272 in 2004.  A change in the product mix sold, including an increase in the percentage of sales of biennial interests (see paragraph below), which are priced at average premiums of 35% more than 50% of the price of the same annual interest, contributed to the increase in the average sales price.

The number of Vacation Ownership Interests sold decreased 18.1% to 1,584 in 2005 from 1,935 in 2004.  Sales of Vacation Ownership Interests in 2005 included 1,925 biennial Vacation Ownership Interests (counted as 962.5 annual Vacation Ownership Interests) and 621 annual Vacation Ownership Interests compared to 1,992 biennial Vacation Ownership Interests (counted as 996 annual Vacation Ownership Interests) and 939 annual Vacation Ownership Interests in 2004.  The decrease reflects the reduced scale and subsequent closure in 2005 of the Las Vegas sales office and inclement weather in Sedona during the first half of 2005, offset by the Rancho Mañana sales office which opened in September 2004.

Resort operating revenues increased 0.9% from $19.0 million in 2004 to $19.1 million in 2005.  The cost of resort operations increased $0.2 million, or 1.4% to $16.4 million in 2005 from $16.2 million in 2004.  Cost of resort operations as a percentage of resort operating revenue increased to 85.8% in 2005 from 85.3% in 2004.  The increase in cost of resort operations was due mainly to pre-opening and startup costs at the Company’s new resort in Pinetop.

Interest and finance income decreased by 1.4% to $4.0 million in 2005 from $4.1 million in 2004, reflecting reduced interest spreads due to the impact of higher interest rates and greater early payoffs of customer notes.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased to 14.8% in 2005 from 13.0% in 2004, reflecting the addition of Rancho Mañana inventory.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 61.7% in 2005 compared to 62.0% in 2004, reflecting closure of the Las Vegas sales office during 2005.  This office had greater sales and marketing costs as a percentage of sales than other offices.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was consistent at 4.4% in 2005 and 2004.

General and administrative expenses increased 1.3% to $6.2 million in 2005 from $6.1 million in 2004.  General and administrative expenses increased between years as a percentage of total timeshare revenues from 10.3% in 2004 to 10.9% in 2005.  The small increase in actual expenses reflects additional contributions to the ESOP and profit sharing plans in 2005 as well as increased charitable contributions. The increased contributions were made in response to profit generated from the sale of  the Company’s leasehold interest in a 44-acre real estate parcel in Las Vegas described further below.  These increases were offset in part by decreased expenses in Las Vegas following the sale of the leasehold interest.

Lawsuit and settlement expenses for the year ended December 31, 2005 contain the legal and settlement charges associated with the lawsuit that was filed against the Company, its Sedona Vacation Club (“SVCO”) and Premiere Vacation Club (“PVCO”) businesses in September 2003.  An explanation of the lawsuit is contained in Note 10 of the accompanying Notes to Consolidated Financial Statements as well as under Item 3. Legal Proceedings in Part I of the 10-K.  The legal and settlement expenses include the Company’s cost of “ILX Script” that it issued to all SVCO and PVCO owners, printing and postage costs associated with printing and mailing of the “ILX Script,” the printing and the mailing of the Settlement Notice, legal expenses for the plaintiff’s attorneys and legal expenses for the Company’s representation.  The Settlement Agreement received Court approval in July.

Income from land and other, net for the year ended December 31, 2005 includes a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets Las Vegas, L.L.C. (“Streets”) for $18,000,000 cash in April 2005.  The closing documents provided for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of Lease in June 2005.  Streets is currently negotiating a new lease for the property and the Company will not be included as a guarantor on the new lease.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.  The full sales price was received and the Company was not obligated to perform activities after the sale, nor is it contingently liable on any debt on the property.

Interest expense increased 4.3% from $2.3 million in 2004 to $2.4 million in 2005, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes, and a lower average borrowing balance in 2005.

2005 discontinued operations reflect the recovery of $100,000 cash and a note receivable for $250,000 from GWWI, less an allowance on the note receivable of $150,000 and cash paid for GWWI expenses of $45,066, net of tax expense of $61,974.  The loss from discontinued operations of $36,082 in 2004 reflects the write-off of funds advanced to GWWI in 2004 of $60,136, net of a tax benefit of $24,054.

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

Interest and finance income decreased by 27.7% to $4.1 million in 2004 from $5.7 million in 2003, reflecting a fluctuation in the mix of hypothecated and sold paper between years.

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

2003 discontinued operations reflect the cessation of operations by GWWI in 2003 and the reporting of the impairment of the Company’s note receivable from GWWI and investment in GWWI, as well as its operating losses, and rent, net of tax benefits.  The loss from discontinued operations of $36,082 in 2004 reflects the write-off of funds advanced to GWWI in 2004 of $60,136, net of a tax benefit of $24,054.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash used in operating activities was $1.8 million in 2005 as compared to cash provided by operating activities of $3.1 million in 2004 and $3.4 million in 2003.  The decrease in cash provided by operations from 2003 to 2004 reflects a net increase in resort property held for Vacation Ownership Interest sales and resort property under development due to decreased sales of Vacation Ownership Interests in 2004 and additions in 2004 for the construction of the Premiere Vacation Club at the Roundhouse Resort, renovations at the Bell Rock Inn and the purchase of Rancho Mañana Resort.  Also contributing to the decrease was the impairment of the note receivable from and undistributed losses on the equity investment in GWWI, offset by the increased net income and related income taxes.  The decrease in cash provided by operations from 2004 to 2005 reflects a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas which is deducted from cash flows from operations (and included in cash flows from investing activities), a net increase in resort property held for Vacation Ownership Interest sales and resort property under development due to construction of Premiere Vacation Club at the Roundhouse Resort and the acquisition of land in Puerto Peñasco, Mexico, and the recovery of a portion of a note receivable from GWWI written off in 2004.  These decreases in cash are offset by a decrease in notes receivable due to a higher amount of sold notes, increased accounts payable and accrued and other liabilities reflecting both accrual of the lawsuit and settlement expenses and timing differences between years, a decrease in other assets due to lower prepaid loan fees due to the payoff of various loans in 2005 and the net effect of increased net income and resultant income tax expense due to the sale of the leasehold interest in Las Vegas.

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

The fluctuations in cash provided by financing activities from $1.5 million in 2003 to $2.2 million in 2004 and cash used in financing activities of $8.5 million in 2005, reflect greater repayments of notes payable, the increase in common stock dividends paid each year since 2003 and the increase in treasury stock purchases in 2005, net of the proceeds from the issuance of common stock under a private placement in 2004 (See Note 11 of Notes to Consolidated Financial Statements).  In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets for $18,000,000.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2,000,000 in principal and $1,000,000 in prepaid release fees on an existing construction loan, $1,000,000 in principal on an existing note payable, and $316,667 to pay an existing note in full.

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

At December 31, 2005, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $630,000, which are limited as to usage, because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in 2003 and 2004 was $5.3 million and $1.6 million respectively as compared to cash provided by investing activities of $8.5 million in 2005.  The cash provided by investing activities in 2005 as compared to 2004 and 2003, is reflective of the sale of the Las Vegas leasehold interest net of the ILX-Bruno purchase of approximately 22 acres of land in Sedona, Arizona from the Forest Service.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  During 2003, the Company contributed $181,500 to the ESOP and the funds were used to repay a note guaranteed by the Company.  No contribution was made in 2004 and during the year ended December 31, 2005, the Company made contributions of $146,370 which were used to purchase 15,400 Common shares.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.  Such borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

At December 31, 2005, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral. At December 31, 2005, $25.7 million of the $30.0 million commitment was available to the Company.

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%. The $30.0 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At December 31, 2005, approximately $11.4 million is available under this commitment.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004 and 2005, the Company combined and renovated select studio units into larger unit types.  As a result, in 2004, the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests.  In 2005, the Company deannexed 1,196 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 520 one-bedroom and 52 two-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $2,261,407 at December 31, 2005 is included in other assets.

In May 2003 and April 2004, the Company amended an existing construction loan to secure an additional $2.0 million and $1.0 million, respectively, in construction financing for projects and to pay off an existing note.  In August 2004, the Company amended the same construction loan to provide for an additional $4.0 million in construction financing for development of units on its land in Pinetop, Arizona and to payoff an existing first mortgage on the property.  This note was repaid in December 2005.

In October 2003, the Company entered into a one year revolving line of credit agreement, secured by certain Customer Notes, with a bank to provide $600,000 of working capital at an interest rate of prime plus 1.0% with interest paid monthly and all unpaid principal and interest due in October 2004.  In April 2004, the line of credit was amended to increase the credit limit to $1.1 million and extend the maturity date to April 2005.  In 2005, the maturity date was further extended to May 2006.

In February 2004, the Company borrowed $400,000 to purchase 150 timeshare intervals at the Scottsdale Camelback Resort.  The note bore interest at prime plus 1.5%, with monthly principal payments of $5,556 plus interest.  This note was repaid in June 2005.

In July 2004, the Company borrowed $1.8 million, to purchase 19 units and approximately 4 acres of land at the Rancho Mañana Resort.  The note bears interest at prime plus 2.25%, paid monthly, with monthly principal payments of $550 per annual Premiere Vacation Club sale and $275 per biennial Premiere Vacation Club sale.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of December 31, 2005.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$ 38,277,000	$ 5,078,000	$ 12,273,000	$ 11,017,000	$ 9,909,000
Capital Lease Obligations	100,000	100,000	-	-	-
Operating Leases	17,922,000	1,871,000	3,399,000	2,906,000	9,746,000
Total	$ 56,299,000	$ 7,049,000	$ 15,672,000	$ 13,923,000	$ 19,655,000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at December 31, 2005, then based on the $21.7 million balance of variable rate debt at December 31, 2005, interest expense would increase or decrease by approximately $217,000 (before income taxes) per annum.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)

Consolidated Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell,

a professional corporation

(ii)

Consolidated Financial Statements and

Pages F-3 through F-21

Notes to Consolidated Statements of

the Registrant, including Consolidated

Balance Sheets as of December 31,

2004 and 2005 and Consolidated

Statements of Operations,

Shareholders’ Equity and Cash

Flows for each of the three years

ended December 31, 2005, 2004

and 2003.

(a) (2)

Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2006.

ILX Resorts Incorporated,

an Arizona corporation

(Registrant)

By: /s/ Joseph P. Martori

Joseph P. Martori

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and	March 30, 2006
Joseph P. Martori	Chief Executive Officer
(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating	March 30, 2006
Nancy J. Stone	Officer and Director

/s/ Margaret M. Eardley	Executive Vice President and	March 30, 2006
Margaret M. Eardley	Chief Financial Officer
(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief	March 30, 2006
Taryn L. Chmielewski	Accounting Officer

/s/ Edward S. Zielinski	Executive Vice President and	March 30, 2006
Edward S. Zielinski	Director

/s/ Joseph P. Martori, II	Executive Vice President and	March 30, 2006
Joseph P. Martori, II	Director

/s/ Steven R. Chanen	Director	March 30, 2006
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 30, 2006
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 30, 2006
Patrick J. McGroder III

/s/ James W. Myers	Director	March 30, 2006
James W. Myers

/s/ Steven A. White	Director	March 30, 2006
Steven A. White

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets at December 31, 2004 and 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2003,
2004 and 2005	F-4
Consolidated Statements of Shareholders' Equity for the years ended December 31,
2003, 2004 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003,
2004 and 2005	F-6
Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 29, 2006

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2004	2005

Cash and cash equivalents	$ 5,717,484	$ 3,984,467
Notes receivable, net (Notes 2 and 9)	40,405,818	39,841,118
Resort property held for Vacation Ownership Interest sales
(Notes 2, 3, and 9)	19,396,486	16,750,859
Resort property under development	1,373,469	4,343,734
Income taxes receivable	-	1,976,967
Land held for sale	701,761	565,164
Deferred assets	24,655	24,655
Property and equipment, net (Notes 6, 7, 9, 15, and 16)	11,216,882	14,801,708
Other assets (Note 5)	10,423,457	5,033,223

TOTAL ASSETS	$ 89,260,012	$ 87,321,895

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,467,860	$ 1,994,102
Accrued expenses and other liabilities	2,924,521	3,244,440
Income taxes payable (Note 8)	623,845	-
Notes payable (Note 9)	46,993,045	38,377,194
Deferred income taxes (Note 8)	4,025,368	5,112,662

TOTAL LIABILITIES	56,034,639	48,728,398

MINORITY INTERESTS (Note 15)	-	1,050,000

COMMITMENTS AND CONTINGENCIES	-	-
(Notes 10 and 17)

SHAREHOLDERS' EQUITY (Notes 11, 12 and 13):

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665

See notes to consolidated financial statements

Common stock, no par value; 30,000,000 shares authorized;
5,060,395 and 5,205,619 shares issued	25,290,339	26,601,427
Treasury stock, at cost, 1,568,219 and 1,722,917 shares, respectively	(6,537,380)	(8,004,838)
Additional paid-in capital	59,435	59,435
Deferred compensation	-	(184,800)
Retained earnings	13,666,314	18,325,608
Total shareholders' equity	33,225,373	37,543,497

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 89,260,012	$ 87,321,895

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2004	2005
REVENUES:
Sales of Vacation Ownership Interests	$ 40,758,311	$ 36,554,589	$ 33,703,306
Resort operating revenue	18,952,729	18,970,494	19,136,423
Interest and finance income	5,678,980	4,104,096	4,047,698

Total revenues	65,390,020	59,629,179	56,887,427

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	5,424,084	4,742,004	5,000,846
Cost of resort operations	16,689,575	16,189,367	16,424,059
Sales and marketing	26,803,778	22,678,835	20,779,091
General and administrative	6,351,881	6,136,679	6,216,213
Provision for doubtful accounts	2,232,256	1,613,121	1,480,242
Depreciation and amortization	1,735,767	1,982,171	1,781,032
Total cost of sales and operating expenses	59,237,341	53,342,177	51,681,483

Timeshare and resort operating income	6,152,679	6,287,002	5,205,944

Lawsuit and settlement expenses (Note 10)	-	-	(627,069)

Income from land and other, net (Notes 7 and 15)	671,569	434,325	7,954,864

Total operating income	6,824,248	6,721,327	12,533,739

Interest expense (Note 9)	(2,243,867)	(2,307,961)	(2,406,942)

Income from continuing operations before income taxes	4,580,381	4,413,366	10,126,797

Income tax expense (Note 8)	(1,829,367)	(1,696,714)	(3,975,753)

Income from continuing operations	2,751,014	2,716,652	6,151,044

See notes to consolidated financial statements

Discontinued operations, net of a tax benefit of $1,222,269
and $24,054 for 2003 and 2004, and tax expense of $61,974
for 2005, respectively (Note 15)	(1,833,404)	(36,082)	92,961

NET INCOME	$ 917,610	$ 2,680,570	$ 6,244,005

BASIC AND DILUTED NET INCOME PER SHARE (Notes 1 and 4):

Basic from continuing operations	$ 0.93	$ 0.89	$ 1.74

Basic from discontinued operations	$ (0.63)	$ (0.01)	$ 0.03

Total Basic net income per share	$ 0.30	$ 0.88	$ 1.77

Diluted from continuing operations	$ 0.91	$ 0.88	$ 1.73

Diluted from discontinued operations	$ (0.62)	$ (0.01)	$ 0.03

Total Diluted net income per share	$ 0.29	$ 0.87	$ 1.76

DIVIDENDS PER SHARE	$ 0.40	$ 0.42	$ 0.44

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

							Additional		Guaranteed
	Preferred Stock		Common Stock		Treasury Stock		Paid In	Deferred	ESOP	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Obligation	Earnings	Total

BALANCES, DECEMBER 31, 2002	177,591	$ 916,726	4,346,387	$ 19,497,334	(1,414,795)	$ (5,268,277)	$ 66,050	$ -	$ (181,500)	$ 12,716,673	$ 27,747,006

Net income										917,610	917,610
Issuance of common stock			3,668	30,917							30,917
Common stock dividends										(1,429,928)	(1,429,928)
Shares issued under DRIP plan			63,577	444,920	21,949	175,916					620,836
Shares issued under DRIP plan to treasury					(33,635)	(269,721)				269,721	-
Exercise of options			5,000	23,000							23,000
Issuance of cumulation shares for
dividend arrearage			7,499	58,387						(58,387)	-
Conversion of preferred stock for
common stock	(11,655)	(32,168)	3,885	32,168							-
Exchange of preferred stock for
lodging certificates	(666)	(6,660)					2,460				(4,200)
Acquisition of treasury shares					(96,895)	(777,070)					(777,070)
Payment of preferred stock dividends										(47,321)	(47,321)
Payment of guaranteed ESOP obligation									181,500		181,500
Cost of ESOP shares released							(9,075)				(9,075)

BALANCES, DECEMBER 31, 2003	165,270	877,898	4,430,016	20,086,726	(1,523,376)	(6,139,152)	59,435	-	-	12,368,368	27,253,275

Net income										2,680,570	2,680,570
Issuance of common stock			503,605	4,104,306							4,104,306
Common stock dividends										(1,689,204)	(1,689,204)
Shares issued under DRIP plan			102,188	915,414	5,000	35,575					950,989
Shares issued under DRIP plan to treasury					(43,843)	(389,778)				389,778	-

See notes to consolidated financial statements

F-7

Exercise of options			5,000	16,250							16,250
Issuance of cumulation shares for
dividend arrearage			3,737	36,410						(36,410)	-
Conversion of preferred stock for
common stock	(47,548)	(131,233)	15,849	131,233							-
Acquisition of treasury shares					(6,000)	(44,025)					(44,025)
Payment of preferred stock dividends										(46,788)	(46,788)

BALANCES, DECEMBER 31, 2004	117,722	746,665	5,060,395	25,290,339	(1,568,219)	(6,537,380)	59,435	-	-	13,666,314	33,225,373

Net income										6,244,005	6,244,005
Issuance of common stock			49,315	379,104				(231,000)			148,104
Common stock dividends										(1,964,761)	(1,964,761)
Shares issued under DRIP plan			95,909	931,984							931,984
Shares issued under DRIP plan to treasury					(44,061)	(426,838)				426,838	-
Amortization of deferred compensation								46,200			46,200
Acquisition of treasury shares					(110,637)	(1,040,620)					(1,040,620)
Payment of preferred stock dividends										(46,788)	(46,788)

BALANCES, DECEMBER 31, 2005	117,722	$ 746,665	5,205,619	$ 26,601,427	(1,722,917)	$ (8,004,838)	$ 59,435	$ (184,800)	$ -	$ 18,325,608	$ 37,543,497

See notes to consolidated financial statements

F-8

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 917,610	$ 2,680,570	$ 6,244,005
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
(Gain) loss on the sale of property before cash expenses	(122,999)	14,516	(9,100,032)
Gain on extinguishment of debt	(82,294)	-	-
Undistributed losses of equity investment in a related party	946,383	-	-
Impairment (recovery) of note receivable	2,395,423	60,136	(154,934)
Income tax expense	607,098	1,672,660	4,037,726
Provision for doubtful accounts	2,232,256	1,613,121	1,480,242
Depreciation and amortization	1,735,767	1,982,171	1,781,032
Amortization of guarantee fees	58,176	1,775	-
Amortization of loan premium	(151,406)	(158,149)	(40,626)
Amortization of deferred compensation	-	-	46,200
Common stock issued in exchange for services	30,917	128,152	148,104
Change in assets and liabilities:
Increase in notes receivable, net	(7,026,167)	(3,205,757)	(815,542)
Decrease in resort property held for Vacation
Ownership Interest sales	4,473,203	751,523	2,645,627
Increase in resort property under development	(313,452)	(796,890)	(2,970,265)
Increase in land held for sale	(11,076)	(10,824)	(10,563)
Increase in other assets	(1,564,768)	(988,970)	(370,771)
(Decrease) increase in accounts payable	(276,598)	(382,789)	510,245
Increase in accrued and other liabilities	193,759	171,958	319,919
Decrease in deferred income taxes	(729,446)	(644,752)	(2,821,559)
Increase (decrease) in income taxes payable/receivable	41,127	256,171	(2,729,685)

Net cash provided by (used in) operating activities	3,353,513	3,144,622	(1,800,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Cash advanced to) recovered from a related party	(2,880,781)	(60,136)	54,934
Purchases of property and equipment	(2,691,818)	(1,548,141)	(9,704,876)
Proceeds from sale of property	262,972	27,261	18,195,659

Net cash (used in) provided by investing activities	(5,309,627)	(1,581,016)	8,545,717

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	22,662,609	21,936,373	24,413,660
Principal payments on notes payable	(19,825,365)	(22,978,170)	(31,837,329)
Contribution from minority interest holder	-	-	1,050,000
Net proceeds from the issuance of common stock	-	3,976,154	-
Exercise of options	23,000	16,250	-

See notes to consolidated financial statements

F-9

Acquisition of treasury stock and other equity payments	(781,270)	(44,025)	(1,040,620)
Common stock dividends including offering costs	(518,429)	(662,201)	(1,016,780)
Preferred stock dividend payments	(47,321)	(46,788)	(46,788)

Net cash provided by (used in) financing activities	1,513,224	2,197,593	(8,477,857)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(442,890)	3,761,199	(1,733,017)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,399,175	1,956,285	5,717,484

CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,956,285	$ 5,717,484	$ 3,984,467

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of property and equipment to resort property held for
Vacation Ownership Interests sales	-	470,774	-
Capital leases and assets assumed under guaranty agreement	618,140	-	-
Value of shares issued under DRIP plan (See Note 10)	685,203	950,989	931,984
Deferred compensation resulting from unvested common
stock issuance (See note 11)	-	-	231,000

See notes to consolidated financial statements

F-10

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

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Leasehold improvements are stated at cost and are depreciated over the term of the lease.  Depreciation expense was $1,205,615, $1,409,138 and $1,159,244 for the years ended December 31, 2003, 2004 and 2005, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2005, the Company does not consider any of its long-lived assets to be impaired.  During the fourth quarter 2003, the Company exercised its rights under the Pledge Agreement with Greens Worldwide Incorporated (“GWWI”) and secured certain assets as partial reimbursement for its note receivable.  The Company also reviewed its investment in GWWI and determined it was impaired (Note 15).

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

Stock Based Compensation

The Company previously applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans.  Accordingly, no compensation cost has been recognized for stock options granted under the Plans prior to January 1, 2006.  Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have decreased to the pro forma amounts indicated below.  The Company will apply SFAS No. 123 (revised 2004), Share-Based Payment, to any future grants under its Stock Option Plans.

	Year Ended December 31,
	2003	2004	2005

Net Income to common shareholders	$ 870,289	$ 2,633,782	$ 6,197,217
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	-	(13,112)	(62,833)
Pro forma net income	$ 870,289	$ 2,620,670	$ 6,134,384

Basic and Diluted Income per share
As reported-basic	$ 0.30	$ 0.88	$ 1.77
As reported-diluted	0.29	0.87	1.76
Pro forma-basic	0.30	0.87	1.75
Pro forma-diluted	0.29	0.86	1.75

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  At December 31, 2004 and 2005, the Company had cash in excess of federally insured limits.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized:

	Year Ended December 31,
	2003	2004	2005
Interest paid (excluding capitalized interest)	$2,401,000	$2,469,000	$2,448,000
Income taxes paid	694,000	389,000	5,557,000
Capitalized interest	187,000	226,000	302,000

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The Company will be required to apply this statement to inventory costs incurred after December 31, 2005.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment,” which is an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”  This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25) and requires such transactions to be accounted for using a fair-valued-based method and the resulting cost recognized in the Company’s financial statements.  This new standard is effective for annual periods beginning after June 15, 2005.  The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real-Estate Time-Sharing Transactions.”  SFAS No. 152 amends SFAS No. 66 “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real-Estate Time-Sharing Transactions.”  The Company will be required to apply this statement prospectively for real estate time-sharing transactions entered into after December 31, 2005.  At such time, the Company’s revenue will be reduced by the amount of its provision for bad debt.  Prior to such time the Company has recognized its bad debt as an expense.  For the year ended December 31, 2005, this would have resulted in a $1.5 million reduction in revenue and expense.  The Company is still evaluating whether there will be any material change in financial position or cash flows resulting from the adoption of SFAS No. 152.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  These reclassifications had no effect on net income.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 2. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2004	2005
Vacation Ownership Interest notes receivable	$ 39,053,515	$ 38,477,310
Holdbacks by financial institutions	2,515,212	2,851,339
Other receivables	2,182,137	2,582,691
Allowance for possible credit losses	(3,345,046)	(4,070,222)
	$ 40,405,818	$ 39,841,118

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 13.9% to 17.9% and have terms of five to ten years.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

At December 31, 2005, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis, with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2005, $25.7 million of the $30.0 million commitment was available to the Company.

The Company accounts for these notes sold with recourse as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities since the Company receives consideration other than the beneficial interests in the transferred assets and has met the conditions of surrendering control.  As noted in the table above, the holdback portion is classified in notes receivable on the consolidated balance sheet.

For the twelve months ended December 31, 2003, 2004 and 2005, the Company sold with recourse approximately $12 million, $9 million and $9 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company recorded finance income of approximately $2.8 million, $1.2 million and $0.8 million, as interest and finance income during the years ended December 31, 2003, 2004 and 2005, respectively, related to notes sold with recourse.

At December 31, 2004 and 2005, the Company had approximately $14.1 million and $13.4 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa (“Los Abrigados”), Varsity Clubs of America–South Bend (“VCA–South Bend”) and Varsity Clubs of America–Tucson (“VCA–Tucson”).

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5% (8.75% at December 31, 2005).  The $30.0 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At December 31, 2005, approximately $11.4 million is available under this commitment.

At December 31, 2005, notes receivable in the amount of approximately $59,000 have been designated for the Company’s Series A Preferred Stock sinking fund and therefore their use is restricted (Note 11).

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2003	2004	2005
Beginning balance	$ 3,072,668	$ 4,810,472	$ 3,345,046
Provision for doubtful accounts	2,232,256	1,613,121	1,480,242
Amounts written off	(494,452)	(3,078,547)	(755,066)
Ending balance	$ 4,810,472	$ 3,345,046	$ 4,070,222

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  In 2004,

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

the Company wrote off receivables for which it had not exhausted collection efforts nor accepted a deed back, thereby accelerating such write-offs.  During 2004 and 2005, the Company deeded back in bulk transactions 111.5 and 97.5 Vacation Ownership Interests of delinquent owners.  These accounts had become delinquent over a period of several years.  At December 31, 2005, $12.4 million in principal or $9.4 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 22.6% and 17.2%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

At December 31, 2004 and 2005, the above allowance includes $282,000 and $268,000 respectively, for notes sold with recourse.

Note 3. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales consists of the following:

	December 31,
	2004	2005
Premiere Vacation Club	$ 15,980,134	$ 13,529,576
VCA–Tucson	225,430	186,719
VCA–South Bend	1,681,313	1,762,794
Golden Eagle Resort	882,063	865,863
Los Abrigados	314,047	139,693
Kohl’s Ranch Lodge	54,856	18,071
The Inn at Los Abrigados	243,058	232,558
Other	15,585	15,585
	$ 19,396,486	$ 16,750,859

In January 1999, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1999 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002, 2004 and 2005, the Company annexed additional units and as of December 31, 2005, Premiere Vacation Club included a total of 22,600 Vacation Ownership Interests.  The 22,600 Vacation Ownership Interests annexed into the Club consisted of 4,088.50 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 324.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,955.5 Vacation Ownership Interests in Kohl’s Ranch Lodge, 995 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 1,549 Vacation Ownership Interests in VCA–South Bend, 2,861.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191 Vacation Ownership Interests in the Roundhouse Resort, 1,898 Vacation Ownership Interests in the Carriage House, 4,004 Vacation Ownership Interests in the Bell Rock Inn, 988 Vacation Ownership Interests in the Rancho Mañana Resort, and 153 Vacation Ownership Interests in the Scottsdale Camelback Resort.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 4. Basic and Diluted Net Income Per Share

The following presents the computation of basic and diluted net income per share:

	Year Ended
	December 31,
	2003	2004	2005
Income from continuing operations	$ 2,751,014	$ 2,716,652	$ 6,151,044
Less: Series A preferred stock dividends	(47,321)	(46,788)	(46,788)
Income from continuing operations available
to common shareholders	2,703,693	2,669,864	6,104,256
Income (loss) from discontinued operations	(1,833,404)	(36,082)	92,961
Basic and Diluted Net Income Available to Common Shareholders	$ 870,289	$ 2,633,782	$ 6,197,217

Basic Weighted-Average Common Shares Outstanding	2,911,297	3,003,481	3,506,954
Effect of dilutive securities:
Convertible Series C preferred stock	37,734	30,562	-
Stock options	6,965	6,531	6,408
Diluted Weighted-Average Common Shares Outstanding	2,955,996	3,040,574	3,513,362
Basic Income Per Common Share
Income from continuing operations	$ 0.93	$ 0.89	$ 1.74
Income (loss) from discontinued operations	(0.63)	(0.01)	0.03
Total Basic net income per share	$ 0.30	$ 0.88	$ 1.77
Diluted Income Per Common Share
Income from continuing operations	$ 0.91	$ 0.88	$ 1.73
Income (loss) from discontinued operations	(0.62)	(0.01)	0.03
Total Diluted net income per share	$ 0.29	$ 0.87	$ 1.76

Stock options to purchase 13,200 and 25,000 shares of common stock at a price of $8.125 and $9.90 per share were outstanding at December 31, 2003 and 2005, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  The 13,200 options at $8.125 expired in 2004.  The 25,000 options at $9.90 expire in 2009.

Note 5. Other Assets

Other assets consist of the following:

	December 31,
	2004	2005
Inventories	$ 929,784	$ 1,020,971
Escrow accounts	1,708,498	2,327,274
Miscellaneous receivables and other	1,783,357	1,193,747
Deferred loan and lease fees	6,001,818	491,231
	$ 10,423,457	$ 5,033,223

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of FIFO cost (first-in, first-out) or market.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The Company is required to make monthly release payments into an escrow account under the terms of a guarantee commitment (Note 10).  The balance of this escrow account at December 31, 2004 and 2005 is $1,614,369 and $2,261,407, respectively.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease and in 2004 mainly consisted of the fees to acquire the leasehold interest in Las Vegas that was sold in 2005 (Notes 7 and 10).  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

Note 6. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2004	2005
Land	$ 150,826	$ 8,566,960
Buildings and improvements	5,043,980	5,156,817
Leasehold improvements	3,055,022	1,269,802
Furniture and fixtures	6,012,748	3,188,314
Office equipment	1,924,346	2,074,617
Computer equipment	1,151,973	1,169,302
Vehicles	353,530	310,078
	17,692,425	21,735,890
Accumulated depreciation	(6,475,543)	(6,934,182)
	$ 11,216,882	$ 14,801,708

In October 2005, the Company, through its membership in ILX-Bruno, completed the acquisition of two parcels approximating 21 acres of land in Sedona, Arizona.  The total purchase price was $8,416,238 (Note 15).

Note 7. Gain on Sale of Las Vegas Leasehold Interest

In April 2005, the Company’s subsidiary VCA Nevada Incorporated (“VCA-NV”) sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  “Income from land and other, net” for the year ended December 31, 2005 includes a net gain of $7,755,733 on the sale.  The initial gain, before certain expenses, was $9,143,897, including $1,151,556 for the write-off of a loan premium.  Bonus payments of $835,000, redemption proceeds to a Director of $382,672, legal fees of $100,000 and the write-off of loan acquisition and other fees are netted against the gain to equal the total of $7,755,733.

Note 8. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

	December 31,
	2004	2005
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$ 1,308,000	$ 1,587,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	516,000	461,000
Net operating loss and minimum tax carryforwards	2,746,000	1,183,000
Loss on investment	164,000	-
Other	245,000	206,000
Total deferred tax assets	4,979,000	3,437,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(8,442,000)	(8,088,000)
Tax depreciation in excess of book depreciation	(562,000)	(462,000)
Total deferred tax liabilities	(9,004,000)	(8,550,000)
Net deferred tax liability	$ (4,025,000)	$ (5,113,000)

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2003	2004	2005
Current income tax (benefit)
Federal	$ 1,413,965	$ 835,134	$ 1,740,045
State	222,639	172,846	768,229
Benefit of operating loss carryforwards	(1,276,424)	(502,121)	(1,745,559)
Federal (minimum tax)	1,276,424	502,121	2,190,958
Current income tax	$ 1,636,604	$ 1,007,980	$ 2,953,673

Deferred income tax (benefit)
Federal	$ 171,472	$ 675,448	$ 1,234,431
State	21,291	13,286	(212,351)
Deferred income tax	192,763	688,734	1,022,080
Income tax expense from continuing operations	$ 1,829,367	$ 1,696,714	$ 3,975,753

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2003	2004	2005
Federal, computed on income before income taxes	$ 1,557,330	$ 1,500,544	$ 3,443,111
State, computed on income before income taxes	181,383	161,529	506,340
Other	90,654	34,641	26,302
Income tax expense from continuing operations	$ 1,829,367	$ 1,696,714	$ 3,975,753

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

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

The Company is subject to Alternative Minimum Tax (“AMT”) as a result of the deferred income from the installment sales treatment of Vacation Ownership Interest sales for regular tax purposes.  The AMT liability creates a deferred tax asset that can be used to offset any future tax liability from regular Federal income tax.  This deferred tax asset has an unlimited carryover period.

At December 31, 2005, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $630,000 which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year.  To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 9. Notes Payable

Notes payable consist of the following:

	December 31,
	2004	2005
Note payable, collateralized by consumer notes receivable, interest at
prime plus 1.5% (8.75% at December 31, 2005) due through 2012	$ 20,227,155	$ 18,555,388
Note payable, collateralized by pledge of note receivable and land,
interest at 9.0%, due through 2008	-	5,000,000
Construction note payable, collateralized by deeds of trust, interest at
9.0%, due through 2010	-	5,000,000
Note payable, collateralized by deed of trust on Bell Rock Inn, interest at
7.49%, due through 2023	4,129,429	4,027,455
Construction note payable, collateralized by deeds of trust, interest at
prime plus 2.5%. Note repaid in 2005	5,818,676	-
Note payable, collateralized by deed of trust and assignment of rent on
Premiere Park, interest at the greater of prime plus 1.0% or 7.0%
Note was repaid in 2005	3,412,665	-
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
prime plus 1.5% (8.75% at December 31, 2005) due through 2010	2,085,000	1,700,000
Note payable, collateralized by holdbacks at financial institutions and stock of the
Company, interest at 10.0%, due through 2008	1,923,847	805,502
Note payable collateralized by deed of trust, interest at the greater of prime
plus 1.5% or 7.0%. Note was repaid in 2005	1,617,483	-
Note payable, collateralized by deed of trust on Rancho Mañana Resort,
interest at prime plus 2.25% (9.5% at December 31, 2005), due through 2006	1,340,005	471,280
Construction note payable, collateralized by treasury stock, interest at prime plus 1.0%
plus a minimum principal payment of $134,000 monthly. Note was repaid in 2005	1,107,734	-
Lines of credit aggregating $2,100,000, interest at prime plus 1.0%
(8.25% at December 31, 2005), collateralized by
treasury stock and consumer notes receivable, due through 2006	1,150,000	1,000,000
Loan premium, amortized at 4.37%. Related note repaid in 2005 (Note 7)	1,192,182	-
Note payable, collateralized by deed of trust on Los Abrigados, interest at
prime plus 2.5%. Note repaid in 2005	754,637	-
Note payable, collateralized by pledge of note receivable, interest at
prime plus 1.5%. Note repaid in 2005	338,889	-
Obligations under capital leases with interest at 3.0% to 4.0% (Note 16)	334,213	99,949
Note payable, collateralized by deed of trust, interest at
7.29%, due through 2007	298,125	282,656
Note payable, collateralized by deed of trust, interest at 7.75%,
due through 2007	81,389	77,596
Notes payable, collateralized by furniture, fixtures and equipment, interest
at 3.0% to 10.64%, due through 2009	1,153,796	1,346,894
Other	27,820	10,474
	$ 46,993,045	$ 38,377,194

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2005, approximately $19.0 million of the Company’s notes payable have scheduled payment terms that may be accelerated based on established release prices related to future Vacation Ownership Interest sales or are dependent on the amount of mortgage notes receivable pledged as collateral.  The maturities of these notes are included below based on their scheduled repayment terms and maturities.  The amounts below also include amounts scheduled to be due and collected directly from customer payments on the notes receivable used as collateral.

Future contractual maturities of notes payable and capitalized leases at December 31, 2005 are as follows:

2006	$5,178,370
2007	3,784,777
2008	8,488,197
2009	3,392,243
2010	7,625,152
Thereafter	9,908,455
$38,377,194

Note 10. Commitments and Contingencies

Operating Leases

Operating leases are used to lease the Los Abrigados Lodge, office space, retail space, equipment and vehicles.  Future minimum lease payments on non-cancelable operating leases at December 31, 2005 are as follows:

2006	$1,871,000
2007	1,722,000
2008	1,677,000
2009	1,690,000
2010	1,217,000
Thereafter	9,746,000
$17,923,000

Total rent expense for the years ended December 31, 2003, 2004 and 2005 was approximately $2,493,000, $2,458,000 and $2,187,000 respectively.

Legal Proceedings

In September 2003, the Company received pleadings indicating that a lawsuit against the Company and its Sedona Vacation Club and Premiere Vacation Club businesses was filed by two individuals claiming damages for deceptive and abusive practices on behalf of a purported class of purchasers of vacation ownership interests.  The Company, Sedona Vacation Club and Premiere Vacation Club received amended complaints in May and June 2004.  In both instances, named plaintiffs were added and deleted.  The amended complaints were considerably more narrow in scope than the initial complaint.  The suit alleged claims for breach of the Arizona Consumer Fraud Act, the Arizona Real Estate Timeshare Act, breach of contract and unjust enrichment.  In April 2005, the Superior Court of Arizona In and For the County of Coconino granted preliminary approval of a Settlement Agreement (attached as Exhibit 99.1 to the Company’s Form 8-K filed on April 17, 2005 and incorporated herein by reference).  In the Settlement Agreement the Company denied each and every one of the Plaintiffs’ aggregations of unlawful or wrongful conduct and injuries.  A court hearing was held on July 26, 2005 and final approval of the Settlement was granted.  The pre-tax legal and settlement expenses associated with the litigation were $627,069 for the year ended December 31, 2005 as indicated in “Lawsuit and settlement expenses” on the consolidated statements of operations.

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-NV, Greens Worldwide Incorporated and all of the directors of Greens Worldwide Incorporated from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004 and 2005, the Company combined and renovated selected studio units into larger unit types.  As a result, in 2004 the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests and in 2005, the Company deannexed 1,196 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 520 one-bedroom and 52 two-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $2,261,407 and $1,614,369 in 2005 and 2004 respectively, is included in other assets.

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

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability of $73,765 for its future obligation.

In July 2004, the Company purchased 19 units and an additional 3.81 acres of land at Rancho Mañana Resort.  In conjunction with the purchase, the Company guaranteed that it would pay a minimum of $5.0 million, payable in product cost and profit distributions of not less than $52,080 per month through June 30, 2013.  As of December 31, 2005, the Company has paid $1,881,026 towards the guaranteed minimum product cost and profit distributions.

In April 2005, VCA-NV sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  ILX continued to act as a Guarantor of the Lease on obligations owed to Clark County as Landlord until such time as the purchaser had received all consents and executed documents necessary for the Company to no longer be a Guarantor but no later than December 31, 2005.  This date was extended by mutual agreement until May 31, 2006.  The purchaser is currently negotiating a new lease for the property and the Company will not be included as a guarantor on the new lease.  The Company does not believe its obligations under the guaranty are material.  In June 2005, Clark County gave and recorded its consent to the Assignment and Assumption of the Lease.

Note 11. Shareholders’ Equity

Preferred Stock

At December 31, 2004 and 2005, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends were paid of $47,321, $46,788 and $46,788 in 2003, 2004 and 2005, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund.  At December 31, 2005, notes receivable in the amount of approximately $59,000 have been designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2004 and 2005, preferred stock also includes 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $161,815.  The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors.  If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends (“Dividend Arrearage”) could have been converted to “Cumulation Shares” at the rate of $6 of Dividend Arrearage per Cumulation Share.  The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preference of the Series A stock.  Commencing November 1, 1994 through October 31, 2004, the Series C Preferred

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Stock was convertible to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages.  For the years ended December 31, 2003, and 2004, the Company recorded the exchange of 11,655 and 47,548 Series C Convertible shares for 3,885 and 15,849 common shares, respectively.  The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

For the years ended December 31, 2003, and 2004, the Company issued 100 and 9,000 shares of restricted common stock, valued at $386 and $73,536, respectively, to employees in exchange for services provided.  In 2003 and 2004, the Company also issued 3,568 and 6,827 shares of common stock valued at $30,531 and $54,616, respectively, to a professional service provider in exchange for services provided.  In addition, in 2004, 72,000 common shares valued at $598,400 were purchased from the Company by the ILX Resorts Incorporated Employee Stock Ownership Plan.  For the year ended December 31, 2005, the Company issued 40,000 shares of unregistered common stock, valued at $308,000 to employees under the Stock Bonus Plan. The Stock Bonus Plan was filed as Exhibit 10.1 to a Form 8-K filed on June 23, 2005 and is incorporated herein by reference.  Of the 40,000 shares, 30,000 are contingent upon the recipient being employed by the Company on January 1, 2008.  The $231,000 deferred expense is being amortized, pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the consolidated balance sheet.  Also under the Stock Bonus Program during the year ended December 31, 2005, the Company issued 5,340 shares of unregistered common stock and 3,975 shares of common stock, valued at $71,104 to employees and a professional service provider, in exchange for services provided.

In December 2004, the Company issued 415,778 common shares valued at $3,377,754, net of offering costs of $363,589, to selected institutional and private investors under a private placement.

During 2003, 2004 and 2005, the Company purchased 96,895, 6,000 and 110,637 shares of its common stock for $777,070, $44,025 and $1,040,620.

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

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  In November 2003, the annual cash dividend was increased to $0.42 per common share for 2004 to be paid in equal quarterly installments.  In October 2004, the annual cash dividend for 2005 was established at $0.44 per common share to be paid in equal quarterly installments.  In September 2005, the annual cash dividend was increased to $0.47 per common share for 2006 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the years ended December 31, 2003, 2004 and 2005, shareholders elected to receive 85,526, 107,188 and 95,909 shares of common stock valued at $620,836, $950,989 and $931,984 under the DRIP and cash dividends of $454,061, $662,201 and $1,016,780, respectively.  Of the 85,526 common shares in 2003, 21,949 were purchased in privately negotiated transactions and 63,577 were newly issued common shares.  Of the 107,188 common shares in 2004, 5,000 were purchased in privately negotiated transactions and 102,188 were newly issued common shares.  The 85,526, 107,188 and 95,909 common shares include 33,635, 43,843 and 44,061 common shares, valued at $269,721, $389,778 and $426,838, respectively, issued on shares held as collateral.  The Company incurred offering costs of $64,368 under the DRIP in 2003 which were netted against common shares issued.  At December 31, 2005, $383,097 was accrued for the fourth quarter 2005 dividend which is payable January 10, 2006.

In January 2003 and 2004, options to purchase 5,000 shares of common stock priced at $4.60 and $3.25 per share, respectively, were exercised.

Note 12. Employee Stock Ownership Plan

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

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2003, the Company contributed $181,500 to the ESOP and the funds were used to make principal and interest payments on the note payable secured by common stock of the Company owned by the ESOP and guaranteed by the Company.  The difference of $9,075 between the fair market value of the leveraged shares at the time of the debt repayment and their actual cost when the shares were purchased was charged to Paid in Capital.  During the year ended December 31, 2004, the ESOP purchased 72,000 common shares from the Company for $598,400.  During the year ended December 31, 2005, the Company made contributions to the ESOP of $146,370 which were used to purchase 15,400 common shares.

At December 31, 2005, the ESOP held 634,531 shares and $15,790 in cash.

Note 13. Employee Stock Option Plans

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  In February 2004, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $7.57 per share to an independent director.  In December 2004, the Company issued to its independent directors options to purchase 25,000 shares in total of common stock at an exercise price of $9.90 per share.  The aggregate number of shares that may be issued under the Plans shall not exceed 100,000 shares.  The number of shares available for grant under the Plans at December 31, 2004 and 2005 was 60,000.

Stock option transactions are summarized as follows:

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

	Options	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2002	33,200	$3.25-$8.125	$5.80
Options granted	-	-	-
Options exercised	(5,000)	4.60	4.60
Options canceled	-	-	-
Outstanding at December 31, 2003	28,200	3.25-8.125	6.01
Options granted	30,000	7.57-9.90	9.51
Options exercised	(5,000)	3.25	3.25
Options canceled	(13,200)	8.125	8.13
Outstanding at December 31, 2004	40,000	4.60-9.90	6.01
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2005	40,000	$4.60-$9.90	$6.01

Exercisable at December 31, 2004	15,000	$4.60-$7.57	$5.59

Exercisable at December 31, 2005	40,000	$4.60-$9.90	$8.28

Weighted-average fair value of
options granted during year
ended December 31, 2004	$ 4.21

Weighted-average fair value of
options granted during year
ended December 31, 2005	$ -

The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

	Year Ended December 31,
	2003	2004	2005
Weighted-Average Assumptions:
Dividend yield	-	4.40%	-
Expected volatility	-	69.20%	-
Risk-free interest rate	-	3.41%	-
Expected life of options, in years	-	5.00	-

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

A summary of stock options outstanding and exercisable at December 31, 2005 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.60	10,000	0.77	$ 4.60	10,000	$ 4.60
$ 7.57	5,000	3.14	$ 7.57	5,000	$ 7.57
$ 9.90	25,000	3.96	$ 9.90	25,000	$ 9.90
	40,000			40,000

Note 14. Profit Sharing Plan

The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate.  The Company contributes a discretionary amount to the plan as determined by the Board of Directors.  The Company declared contributions of $50,000 for the year ended December 31, 2003, $65,000 for the year ended December 31, 2004 and $150,000 for the year ended December 31, 2005.

Note 15. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

In December 1995, the Company sold the building that houses its Phoenix telemarketing operations, the Sedona Spa warehouse and administrative offices and certain other ILX administrative offices, to an affiliate for $500,000.  The Company leases the building for $48,000 per year.  The lease expires December 31, 2006 and has 4 one-year options to renew at the rate of $48,000 per year.  The building was sold in 2006 and is no longer owned by an affiliate.

During 2003, 2004 and 2005, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 385, 240 and 103 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVCO”).  PVCO purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $422,633, $274,273 and $110,665 for the years ended December 31, 2003, 2004 and 2005, respectively, were recorded on the sales and is included in “Income from land and other, net.”  At December 31, 2005, deeds of trust for 573 of the Vacation Ownership Interests secure outstanding indebtedness from PVCO to Genesis of $1,351,628.  The notes bear interest at 8.0% and are payable through 2015.

In August 2002, the Company invested $1,000,000 in cash for 8,000,000 (266,667 post reverse stock split in January 2005) shares or an approximately 36.4% ownership interest in GWWI.  The Company, through a subsidiary, VCA-NV, also entered into a sublease agreement with GWWI in 2002.  GWWI planned to develop the 23-acres of the Company’s 44-acre parcel in Las Vegas, Nevada.  The facility included a sports themed restaurant and bar, pro shop, and one 18-hole natural grass putting course.  Through October 2003, the Company advanced GWWI $2,880,781 under a promissory note, accruing interest at 10%.  GWWI ceased operations on October 31, 2003.  The sublease between the Company’s subsidiary and GWWI was terminated in conjunction with the closing of operations.  The Company’s note receivable from GWWI was secured by a Pledge Agreement of GWWI’s assets.  The Company exercised its rights under the Pledge Agreement and assumed certain GWWI assets in partial satisfaction of the note.  In addition, the Company transferred assets under certain equipment leases entered into by GWWI and assumed payments on those leases.  The difference between the carrying value of the assets transferred and the assumption of the leases reduced the balance of the note from GWWI. The remaining principal and interest balance as well as the investment in GWWI was determined to be impaired and the Company recorded the impairment in 2003 and classified its operations as discontinued.  In 2003, the remaining outstanding principal balance of the note of $2,395,423, the Company’s share of GWWI losses for the first three quarters of 2003 of $403,609, the impairment of the remaining investment of $542,774 and the rental income from GWWI of $286,132, was reported as discontinued operations, net of a tax benefit of $1,222,269.  In 2004, cash advanced to GWWI in the amount of $60,136 was reported as discontinued operations, net of a tax benefit of $24,054.  In 2005, GWWI

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

entered into an Agreement for Exchange of Common Stock with US Pro Golf Tour, Inc. (“USPGT”).  In conjunction with this Agreement, VCA-NV forgave the note payable from GWWI in exchange for $100,000 cash, 1,000,000 restricted shares of common stock of GWWI and a $250,000 note payable from the shareholders of USPGT.  Income from discontinued operations for 2005 included the $100,000 cash, $100,000 of the note receivable (the Company has recorded a $150,000 allowance on the note) offset by certain expenses, net of tax expense of $61,974.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  Prior to the formation of ILX-Bruno, Bruno had placed on deposit with the Forest Service $588,000 and the Company had placed on deposit $252,000.  Upon the formation of ILX-Bruno, these deposits became capital contributions to ILX-Bruno.  In anticipation of the closing, additional capital contributions of $462,000 and $2,098,000 were made in September 2005 by Bruno and the Company, respectively.  In October 2005, ILX-Bruno completed the acquisition of approximately 21 acres of land in Sedona, Arizona for a purchase price of $8,416,238.  A portion of the purchase price was funded by a note payable to the Company of $5 million.  In addition, the Company made an additional $298,385 in capital contributions for working capital.  The Company holds a 92.0% interest in ILX-Bruno as of December 31, 2005.  ILX-Bruno is included in the Company’s consolidated financial statements as of December 31, 2005 with Bruno’s capital contributions included as Minority Interests on the accompanying consolidated balance sheet.  In February 2006, ILX-Bruno entered into a real estate contract to purchase an adjacent parcel of approximately 0.9 acres for $1.1 million, with a closing scheduled for June 30, 2006.

Note 16. Capital Leases

Leased assets included in property and equipment totaled $596,508 and $596,508 (net of accumulated amortization of $262,296 and $496,560) at December 31, 2004 and 2005, respectively.  The leases expire through 2006.  Future minimum lease payments at December 31, 2005 are as follows:

2006	$ 100,788
Less: Amounts representing interest	(839)
Net minimum lease payments	$ 99,949

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

Availability of Funding Sources

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

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

Note 18. Disclosures about Fair Values of Financial Instruments

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

Note 19. Subsequent Events

During March 2005, the Company sold 266,667 shares of GWWI common stock and recorded a gain of $571,100 on the transaction.

On March 27, 2005, Genesis recorded the sale of 116 Vacation Ownership Interests to PVCO.  PVCO purchased the intervals at $2,415 per interval and Genesis recorded a gain of $104,268 on the transaction.

On March 30, 2005, the Company filed a registration statement with the Securities and Exchange Commission to register an additional 519,123 shares of common stock that may be issued under a dividend reinvestment plan originally established in March 2003.

ILX Resorts Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

Note 20. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2003
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 14,754,034	$ 17,457,215	$ 17,564,566	$ 15,614,205
Operating income	1,282,826	2,305,407	1,808,027	1,427,988
Net income from continuing operations	457,100	1,047,267	736,758	509,889
Net income (loss) from discontinued operations	27,855	(4,061)	(62,825)	(1,794,373)
Net income per share – basic from continuing operations	0.15	0.36	0.25	0.17
Net income (loss) per share-basic from discontinued operations	0.01	0.00	(0.02)	(0.62)
Net income per share – diluted from continuing operations	0.15	0.35	0.25	0.17
Net income (loss) per share-diluted from discontinued operations	0.01	0.00	(0.02)	(0.61)

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,124,152	$ 16,853,379	$ 15,247,934	$ 14,403,714
Operating income	585,038	2,488,250	1,949,120	1,698,919
Net income from continuing operations	69,688	1,183,829	811,590	651,545
Net loss from discontinued operations	-	-	-	(36,082)
Net income per share – basic from continuing operations	0.02	0.40	0.27	0.20
Net loss per share-basic from discontinued operations	-	-	-	(0.01)
Net income per share – diluted from continuing operations	0.02	0.39	0.27	0.20
Net loss per share-diluted from discontinued operations	-	-	-	(0.01)

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,061,326	$ 14,340,060	$ 15,023,905	$ 14,462,136
Operating income	982,549	7,856,606	2,291,862	1,402,722
Net income from continuing operations	229,668	4,420,198	1,047,478	453,700
Net income (loss) from discontinued operations	(16,833)	-	109,794	-
Net income per share-basic from continuing operations	0.06	1.25	0.30	0.13
Net income (loss) per share-basic from discontinued operations	-	-	0.03	-
Net income per share-diluted from continuing operations	0.06	1.25	0.30	0.12
Net income (loss) per share-diluted from discontinued operations	-	-	0.03	-

Note 21. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

Exhibit Index

Exhibit Numbers	Description	Page Numbers or Method of Filing

1	Form of Underwriting Agreement	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).1	Articles of Incorporation of ILX Resorts Incorporated as Amended	Filed herewith

3(i).2	Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(i).3	Certificate of Designation, Preferences, Rights, and Limitations of Series B Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(ii).10	Certificate of Designation of Series C Preferred Stock, filed April 30, 1993
Incorporated by reference to 1993 10-K

3.(ii)	Amended and Restated Bylaws of International Leisure Enterprises Incorporated, dated October 26, 1987	Incorporated by reference to 1990 10-K

4	Form of Common Stock Certificate	Incorporated by reference to Form 8-A, filed February 4, 1998

10.1	1992 Stock Option Plan	Incorporated by reference to 1992 10-K

10.2	1995 Stock Option Plan	Incorporated by reference to 1995 10-K

10.3	Agreement and Plan of Merger among ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated March 15, 1993	Incorporated by reference to 1992 10-K

10.4	First Amendment to Agreement and Plan of Merger between ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated April 22, 1993	Incorporated by reference to 1993 10-K

10.5	Lease Agreement between Edward John Martori and Red Rock Collection Incorporated, dated December 29, 1995	Incorporated by reference to 1995 10-K

10.6	Lease Agreement between Edward John Martori and ILX Resorts Incorporated dated January 1, 2000	Incorporated by reference to 1999 10-K

10.7	First Amended Certificate of Limited Partnership and Amended Agreement of Los Abrigados Partners Limited Partnership, dated September 9, 1991	Incorporated by reference to 1991 10-K

10.8	Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993	Incorporated by reference to 1994 10-K/A-3

10.9	First Amendment to Amended Agreement of Los Abrigados Partners Limited Partnership, dated February 9, 1996	Incorporated by reference to 1995 10-K

10.10	Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.11	Security Agreement between ILX Incorporated and Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.12	Amended and Restated Promissory Note ($909,078) by ILX Incorporated to Edward J. Martori, dated January 1, 1996	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

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

Incorporated by reference to 9/30/99 10Q

10.27	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to SWI’s Form 10-SB on Form 10SB12G No. 000-25025, filed November 4, 1998

10.28	Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 1 to Form 10-SB on Form 1012G/A No. 000-25025, filed July 2, 1999

10.29	Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 2 to Form 10-SB on Form 10SB12G/A No. 000-25025, filed November 12, 1999

10.30	Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 3 to Form 10-SB on Form 1012G/A No. 000-25025, filed December 8, 1999

10.31	Letter agreement, dated as of October 28, 1999, among ILX Resorts Incorporated and Sedona Worldwide Incorporated	Incorporated by reference to 1999 10-K

10.32	Modification Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated, dated January 1, 2001	Incorporated by reference to 2000 10-K

10.33	Schedule 14C Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed January 3, 2000

10.34	Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele Foundation, Inc. dated February 23, 2000	Incorporated by reference to 1999 10-K

10.35	Installment Promissory Note ($500,000) by ILX Resorts Incorporated to Martori Enterprises Incorporated dated August 1, 1999	Incorporated by reference to 1999 10-K

10.36	Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000	Incorporated by reference to 9/30/2000 10Q

10.37	First Amendment in Total between the County of Clark, a political subdivision of the State of Nevada, and ILX Resorts Incorporated, dated November 15, 2000	Incorporated by reference to 2000 10-K

10.38	Assignment and Assumption of Lease between ILX Resorts Incorporated and VCA Nevada Incorporated, dated January 12, 2001	Incorporated by reference to 2000 10-K

10.39	First Amendment to Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001	Incorporated by reference to 2000 10-K

10.40	Purchase and Sale Agreement between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000	Incorporated by reference to 9/30/2001 10Q

10.41	Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001	Incorporated by reference to 9/30/2001 10Q

10.42	First Modification Agreement dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.	Incorporated by reference to 9/30/2001 10Q

10.43	Amendment to Loan Documents between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated October 31, 2001	Incorporated by reference to 2001 10-K

10.44	General Bill of Sale, Assignment and Assumption Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated dated January 2, 2002	Incorporated by reference to 2001 10-K

10.45	Purchase and Sale Agreement between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.46	Sedona Station Lease between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.47	Loan Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, L.L.C. dated June 23, 2002	Incorporated by reference to 6/30/2002 10Q

10.48	Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated	Incorporated by reference to 6/30/2002 10Q

10.49	Secured Promissory Note between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2002 10Q

10.50	Pledge Agreement between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

10.51	Closing Agreement between VCA Nevada Incorporated, ILX Resorts Incorporated, Carol Colombo and Streets Las Vegas, L.L.C.	Filed herewith

10.52	Stock Bonus Plan	Incorporated by reference to Form 8-K filed on 6/29/05

10.53	Contract of Sale of Timeshare Receivables with Recourse by and between Resort Funding LLC and Premiere Development Incorporated	Incorporated by reference to Form 8-K filed on 7/5/05

10.54	Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

10.55	Restated First Amendment to the Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

14	Code of Ethics	Filed herewith

21	List of subsidiaries of ILX Resorts Incorporated	Filed herewith

23	Consent of Independent Registered Certified Public Accountants	Filed herewith

23.1	Consent of Independent Registered Certified Public Accountants	Filed herewith

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith