Form 10-Q
period 2006-03-31
ILX RESORTS INC
filed 2006-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016

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

No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company.

Yes____

No  X

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, without par value	3,483,532 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Cash and cash equivalents	$ 3,984,467	$ 2,803,006
Notes receivable, net of allowance for uncollectible notes
of $4,070,222 and $4,108,874, respectively	39,841,118	38,619,701
Resort property held for Vacation Ownership Interest sales	16,750,859	19,661,218
Resort property under development	4,343,734	918,808
Income taxes receivable	1,976,967	1,800,867
Land held for sale	565,164	565,164
Deferred assets	24,655	24,655
Property and equipment, net	14,801,708	15,439,671
Other assets	5,033,223	5,463,495

TOTAL ASSETS	$ 87,321,895	$ 85,296,585

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,994,102	$ 1,931,543
Accrued expenses and other liabilities	3,244,440	3,001,955
Notes payable	38,377,194	36,769,351
Deferred income taxes	5,112,662	5,328,990

TOTAL LIABILITIES	48,728,398	47,031,839

MINORITY INTERESTS	1,050,000	1,050,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,205,619 and 5,254,322 shares issued	26,601,427	27,048,336
Treasury stock, at cost, 1,722,917 and 1,770,790 shares, respectively	(8,004,838)	(8,499,949)
Additional paid-in capital	59,435	59,435

See notes to condensed consolidated financial statements

Deferred compensation	(184,800)	(368,720)
Retained earnings	18,325,608	18,228,979
TOTAL SHAREHOLDERS’ EQUITY	37,543,497	37,214,746

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,321,895	$ 85,296,585

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2005	2006
REVENUES:
Sales of Vacation Ownership Interests	$ 8,018,519	$ 7,173,424
Estimated uncollectible revenue	-	(311,641)
Resort operating revenue	3,997,856	4,388,288
Interest and finance income	1,044,951	865,582
Total revenues	13,061,326	12,115,653

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,186,058	508,111
Cost of resort operations	3,705,691	4,297,263
Sales and marketing	5,135,016	4,998,813
General and administrative	1,326,513	1,393,439
Provision for doubtful accounts	352,827	-
Depreciation and amortization	462,330	364,442

Total cost of sales and operating expenses	12,168,435	11,562,068

Timeshare and resort operating income	892,891	553,585
Income from land and other, net	89,658	730,728
Total operating income	982,549	1,284,313
Interest expense	(605,010)	(761,604)
Income from continuing operations before income taxes	377,539	522,709
Income tax expense	(147,870)	(209,083)
Income from continuing operations	229,669	313,626
Discontinued operations, net of tax benefit of $11,223 and $0 respectively	(16,833)	-
NET INCOME	$ 212,836	$ 313,626

NET INCOME PER SHARE
Basic from continuing operations	$ 0.06	$ 0.09
Basic from discontinued operations	-	-
Total Basic net income per share	$ 0.06	$ 0.09

Diluted from continuing operations	$ 0.06	$ 0.09
Diluted from discontinued operations	-	-
Total Diluted net income per share	$ 0.06	$ 0.09

DIVIDENDS PER SHARE	$ 0.110	$ 0.1175

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 212,836	$ 313,626
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of property and equipment	(24,510)	-
Gain of sale of common stock	-	(571,100)
Income tax expense	136,647	209,083
Estimated uncollectible revenue	352,827	311,641
Depreciation and amortization	462,330	364,442
Amortization of loan premium	(40,626)	-
Amortization of deferred compensation		34,640
Common stock issued to employees for services	-	29,092
Change in assets and liabilities:
(Increase) decrease in notes receivable, net	(229,165)	909,776
Decrease (increase) in resort property held for Vacation Ownership
Interest sales	1,067,255	(3,419,952)
(Increase) decrease in resort property under development	(1,129,713)	3,424,926
Decrease in income taxes receivable	-	176,100
Increase in other assets	(160,925)	(529,469)
Decrease in accounts payable	(72,649)	(90,149)
Increase (decrease) in accrued and other liabilities	897,956	(242,485)
Increase in deferred income taxes	-	7,245
Decrease in income taxes payable	(605,315)	-

Net cash provided by operating activities	866,948	927,416

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(410,388)	(413,615)
Proceeds from sale of common stock	-	591,100
Proceeds from sale of property and equipment	171,670	-

Net cash (used in) provided by investing activities	(238,718)	177,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,311,030	2,580,621

See notes to condensed consolidated financial statements

Principal payments on notes payable	(4,914,549)	(4,188,464)
Acquisition of treasury stock and other	-	(409,073)
Common stock dividend	(236,135)	(269,446)

Net cash used in financing activities	(839,654)	(2,286,362)

DECREASE IN CASH AND CASH EQUIVALENTS	(211,424)	(1,181,461)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,717,484	3,984,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,506,060	$ 2,803,006

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of construction in progress to land and other held for sale	3,312,670	-
Transfer of leasehold interest to land and other held for sale	4,884,260	-
Value of dividend shares issued under DRIP plan	234,055	199,257
Transfer of common area property and equipment to resort property
held for Vacation Ownership Interest sales	-	509,593
Deferred compensation resulting from unvested common stock issuance	-	218,560

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

Revenue Recognition

Effective January 1, 2006, the Company adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”).  SFAS No. 152 amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  SFAS No. 152 also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects.  SFAS No. 152 provides guidance on revenue recognition for timeshare transactions, evaluation of uncollectible notes receivable and accounting for the costs of Vacation Ownership Interest sales.  Restatement of previously issued financial statements is not permitted.  Accordingly, as a result of the adoption of SFAS No. 152, the Company’s financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those presented for prior periods.

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS 152”).  No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized.

	Three Months Ended March 31,
	2005	2006

Interest paid	$ 605,010	$ 761,604
Income taxes paid	605,315	-
Interest capitalized	100,228	-

Stock Based Compensation

The Company previously applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans.  Accordingly, no compensation cost has been recognized for stock options granted under the Plans prior to January 1, 2006.  Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have decreased to the proforma amount indicated below. The Company will apply SFAS No. 123 (revised 2004), Share Based Payment, to any future grants under its Stock Option Plans.  All options outstanding were fully vested at December 31, 2005.  No options were granted for the quarter ended March 31, 2006.

Three Months Ended March 31
2005

Net Income to common shareholders	$ 212,836
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(16,473)

Proforma net income	$ 196,363

Basic and Diluted Net Income per share
As reported-basic	$ 0.06
As reported-diluted	0.06
Proforma-basic	0.05
Proforma-diluted	0.05

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

	Three Months Ended
	March 31
	2005	2006
Income from continuing operations	$ 229,669	$ 313,626
Less: Series A preferred stock dividends	(11,697)	(11,697)
Income from continuing operations available
to common shareholders	217,972	301,929
Loss from discontinued operations	(16,833)	-
Basic and Diluted Net Income Available to Common Shareholders	$ 201,139	$ 301,929

Basic Weighted-Average Common Shares Outstanding	3,504,208	3,494,850
Effect of dilutive securities:
Stock options	6,408	7,631
Diluted Weighted-Average Common Shares Outstanding	3,510,616	3,502,481
Basic Net Income Per Common Share
Income from continuing operations	$ 0.06	$ 0.09
Loss from discontinued operations	-	-
Total Basic net income per share	$ 0.06	$ 0.09
Diluted Net Income Per Common Share
Income from continuing operations	$ 0.06	$ 0.09
Loss from discontinued operations	-	-
Total Diluted net income per share	$ 0.06	$ 0.09

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at March 31, 2005, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the three months ended March 31, 2006, the Company issued 33,500 shares of unregistered common stock, valued at $278,452 to employees under the Stock Bonus Plan.  Of the 33,500 shares, 30,000 shares are contingent upon the recipients being employed by the Company on January 15, 2009.  The $249,360 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $30,800, representing 4,000 shares issued in 2005, was reversed in the three months ended March 31, 2006 due to the termination of a Stock Bonus Plan participant.  Also during the three months ended March 31, 2006, the Company purchased 39,600 shares of its common stock for $409,073.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2005 was established at $0.44 per common share to be paid in equal quarterly installments.  In September 2005, the annual cash dividend was increased to $0.47 per common share for 2006 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the three months ended March 31, 2006, shareholders elected to receive 19,203 shares of common stock valued at $199,257 under the DRIP and cash dividends of $269,446.  All of the 19,203 common shares were newly issued.  The 19,203 common shares include 8,273 common shares, valued at $86,038 issued on treasury shares held as collateral.  At March 31, 2006, $410,255 was accrued for the first quarter 2006 dividend which was paid April 10, 2006.

Note 4. Related Party Transactions

During the three months ended March 31, 2006, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 116 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $104,268 was recorded on the sale.  At March 31, 2006, deeds of trust for 648 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,524,494.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company holds a 92.0% interest in ILX-Bruno as of March 31, 2006 and has made capital contributions of $250,957 during the first three months of 2006.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of March 31, 2006 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.

In January 2006, the Company purchased 34,000 shares of its common stock for $351,900 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 5. Subsequent Events

In April 2006, the Company extended an existing line of credit, with a borrowing limit of $1.1 million, to August 5, 2006.  Prior to that date, the Company intends to renew the line and increase the borrowing limit to $1.5 million.

Note 6. Commitments and Contingencies

Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA Nevada Incorporated (“VCA-NV”), Greens Worldwide Incorporated and all of the directors of Greens Worldwide Incorporated from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

various counterclaims.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

In April 2005, VCA-NV sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada.  ILX continued to act as a Guarantor of the Lease on obligations owed to Clark County as Landlord until such time as the purchaser had received all consents and executed documents necessary for the Company to no longer be a Guarantor but no later than December 31, 2005.  This date was extended by mutual agreement until May 31, 2006.  The purchaser is currently negotiating a new lease for the property and the Company will not be included as a guarantor on the lease.  The Company does not believe its obligations under the guaranty are material.  In June 2005 Clark County gave and recorded its consent to the Assignment and Assumption of the Lease.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 1,984 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,898 of which have been annexed into Premiere Vacation Club, 191 Vacation Ownership Interests in a resort in Pinetop, Arizona all of which have been annexed into Premiere Vacation Club and 155 Vacation Ownership Interests in a resort in Phoenix, Arizona, 153 of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana and Mexico.

Revenue Recognition

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS 152”).  No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services.  Such revenues are recorded as the rooms are rented or the services are performed.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 amends SFAS No. 140 and requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended March 31,
	2005	2006

As a percentage of total revenues:
Sales of Vacation Ownership Interests	61.4%	59.2%
Estimated uncollectible revenue	-	(2.6%)
Resort operating revenue	30.6%	36.2%
Interest and finance income	8.0%	7.2%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	14.8%	7.4%
Sales and marketing	64.0%	72.9%
Provision for doubtful accounts	4.4%	-
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	16.8%	19.7%
As a percentage of resort operating revenue:
Cost of resort operations	92.7%	97.9%
As a percentage of total revenues(1):
General and administrative	10.2%	11.5%
Depreciation and amortization	3.5%	3.0%
Total operating income	7.5%	10.6%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	403	339
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$16,085	$ 17,110
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$19,222	$ 20,294

(1) Sales of Vacation Ownership Interests and total revenues includes the reduction for estimated uncollectible revenue for 2006 only.
(2) Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue (provision for doubtful accounts in 2005) divided by sales of Vacation
Ownership Interests less estimated uncollectible revenue.
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4) Consists of an aggregate of 648 and 548 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2005 and 2006, respectively. Excludes conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2006

Sales of Vacation Ownership Interests decreased 14.4% or $1,156,736 to $6,861,783 for the three months ended March 31, 2006, from $8,018,519 for the same period in 2005.  The Company was required to adopt SFAS No. 152 in the first quarter 2006.  Sales of Vacation Ownership Interest revenue is now decreased by estimated and actual uncollectible revenue of $311,641 in accordance with SFAS No. 152.  Previously, provisions for doubtful accounts were recognized as expenses, rather than revenue reductions.  Prior years will continue to be presented in that manner.  Had the Company not been required to implement the new accounting standard, revenue for the first quarter 2006 would have been $7,173,424.  The decrease reflects primarily decreased sales from the Las Vegas and Sedona sales offices offset by an increase at the San Carlos sales office.  The Company decided in June 2005, following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas, to withdraw from this market.  The decrease in sales of Vacation Ownership Interests at the Sedona office is due to reduced closing rates in 2006.  The increase in sales of Vacation Ownership Interests at the San Carlos sales office was due to increased tours and closing rates.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 6.4% or $1,025 in 2006 to $17,110 for the three months ended March 31, 2006 from $16,085 for the same period in 2005.  The increase in the average sales price is primarily due to a change in the product mix sold.  The number of Vacation Ownership Interests sold decreased 15.9% from 403 in the three months ended March 31, 2005 to 339 for the same period in 2006 due to the closure of the Las Vegas sales office offset by the increase at the San Carlos sales office.  The three months ended March 31, 2006 included 419 biennial Vacation Ownership Interests (counted as 209.5 annual Vacation Ownership Interests) compared to 490 biennial Vacation Ownership Interests (counted as 245 annual Vacation Ownership Interests) in the same period in 2005.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 14.8% to $1,077,600 for the three months ended March 31, 2006 from $1,264,552 for the same period in 2005. The decrease in 2006 reflects a reduction in marketing efforts to existing owners at the VCA-Tucson sales office.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 5.6% or $1,072 to $20,294 for the three months ended March 31, 2006 from $19,222 in 2005.  The average sales price increase, despite reduced Upgrade revenue for the three months ended March 31, 2006, is due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above.

Resort operating revenue increased 9.8% or $390,432 to $4,388,288 for the three months ended March 31, 2006, reflecting increased occupancy at the Company’s Arizona resorts due in part to the inclement weather in January and February 2005.  Cost of resort operations as a percentage of resort operating revenue increased from 92.7% to 97.9% for the first quarter ended March 31, 2006 due to startup costs for Premiere Vacation Club at the Roundhouse Resort, the write-off of obsolete retail goods and because a recovery related to storm damage reduced expenses in first quarter 2005.

Interest and finance income decreased 17.2% to $865,582 for the three months ended March 31, 2006 from $1,044,951 for the same period in 2005 reflecting reduced interest spreads due to the impact of higher interest rates.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.8% for the three months ended March 31, 2005 to 7.4% for the three months ended March 31, 2005, reflecting adjustments made as the result of adopting SFAS No. 152.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 72.9% for the three months ended March 31, 2006 from 64.0% for the same period in 2005. As explained above, SFAS No.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

152 requires estimated and actual uncollectible revenue be offset against sales of Vacation Ownership Interests.  Had the Company not been required to implement SFAS No. 152, sales and marketing as a percentage of sales of Vacation Ownership Interests would have been 69.7%.  The increase reflects the combination of increased tour flow in the first quarter of 2006, and lower closing rates at the Rancho Mañana and Sedona sales offices.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was 4.4% of sales of Vacation Ownership Interests in the three months ended March 31, 2005.  SFAS No. 152 now requires the estimated and actual uncollectible revenue be deducted from revenue instead of being classified as an expense.

General and administrative expenses increased to 11.5% of total revenue for the first quarter ended March 31, 2006, from 10.2% for the same period in 2005.  The increase for the first quarter ended March 31, 2006 is the result of rental income, which reduced net expenses, earned in 2005 on the Company’s 44-acre parcel of land in Las Vegas which was sold in April 2005.

Income from land and other, net for the three months ended March 31, 2006 includes a net gain of $571,100 on the sale of 266,667 shares of Greens Worldwide Incorporated common stock.

Interest expense increased 25.9% to $761,604 for the three months ended March 31, 2006 from $605,010 for the same period in 2005, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes and a lower average balance in 2006.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the three months ended March 31, 2006, cash provided by operations was $927,416 as compared to $866,948 for the three months ended March 31, 2005.  The increase in cash provided by operations reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2005 for the construction of Premiere Vacation Club at the Roundhouse Resort which was completed in early 2006, a decrease in notes receivable due to the repayment of a note receivable held by the Company’s subsidiary, Genesis Investment Group, Inc. and lower sales of Vacation Ownership Interests in 2006, as well as an increase in income taxes receivable in 2006.  These increases in cash are offset by an increase in other assets due to the timing of payments for Carriage House maintenance fees and other receivables from the homeowners’ associations and a decrease in accrued and other liabilities resulting from a decrease in accrued payroll and commissions due to timing between years.

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

At December 31, 2005, the Company, excluding its Genesis subsidiary, had no NOL carryforwards.  At December 31, 2005, Genesis had federal NOL carryforwards of approximately $630,000, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions. Net cash used in investing activities was $238,718 for the three months ended March 31, 2005 as compared to net cash provided by investing activities of $177,485 for the three months ended March 31, 2006.  Net cash provided by investing activities in 2006 includes the proceeds from the sale of Greens Worldwide Incorporated common stock of $591,100.

Net cash used in financing activities in the three months ended March 31, 2005 and 2006 was $839,654 and $2,286,362, respectively.  Proceeds from notes payable decreased between years due to reduced hypothecation of notes receivable as a result of lower sales of VOIs and lower borrowings on construction related projects.  In addition, the Company purchased treasury stock in 2006.

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

Credit Facilities and Capital

At March 31, 2006, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At March 31, 2006, $21.4 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At March 31, 2006, approximately $12.4 million was available under this commitment.

At March 31, 2005 and 2006, the Company had approximately $14.1 million and $13.0 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

In April 2006, the Company amended an existing line of credit, with a borrowing limit of $1.1 million, to extend the maturity date to August 5, 2006.  Prior to that date, the Company intends to renew the line and increase the borrowing limit to $1.5 million.

In the first three months of 2006, the Company purchased 39,600 treasury shares for a cost of $409,073.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of March 31, 2006.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$36,729,000	$ 4,884,000	$ 12,035,000	$10,833,000	$ 8,977,000
Capital Lease Obligations	40,000	40,000	-	-	-
Operating Leases	18,144,000	1,753,000	3,164,000	2,646,000	10,581,000
Total	$54,913,000	$ 6,677,000	$ 15,199,000	$13,479,000	$ 19,558,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2006.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at March 31, 2006, then based on the $20.5 million balance of variable rate debt at March 31, 2006, interest expense would increase or decrease by approximately $205,000 (before income taxes) per annum.

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

Item 1A.

Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

January 1, 2006 - January 31, 2006	42,273	$ 10.36	34,000	286,000

February 1, 2006 - February 28, 2006	-	-	-	-

March 1, 2006 - March 31, 2006	5,600	$ 10.21	-	-
Total	47,873	$ 10.34	34,000	286,000

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

Date:  As of May 15, 2006