Form 10-Q
period 2006-06-30
ILX RESORTS INC
filed 2006-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Large accelerated filer  ___

Accelerated filer ___

Non-accelerated filer  X_

Indicate by check mark whether the registrant is a shell company.

____ Yes

  X   No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2006
Common Stock, without par value	3,493,406 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Cash and cash equivalents	$ 3,984,467	$ 2,879,097
Notes receivable, net of allowance for uncollectible notes
of $4,070,222 and $4,164,929, respectively	39,841,118	38,400,024
Resort property held for Vacation Ownership Interest sales	16,750,859	18,782,688
Resort property under development	4,343,734	1,164,782
Income taxes receivable	1,976,967	-
Land held for sale	565,164	566,593
Deferred assets	24,655	39,534
Property and equipment, net	14,801,708	17,157,690
Other assets	5,033,223	8,227,867

TOTAL ASSETS	$ 87,321,895	$ 87,218,275

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,994,102	$ 1,793,150
Accrued expenses and other liabilities	3,244,440	3,310,605
Notes payable	38,377,194	37,143,991
Deferred income taxes	5,112,662	6,026,072

TOTAL LIABILITIES	48,728,398	48,273,818

MINORITY INTERESTS	1,050,000	1,050,000

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,205,619 and 5,285,544 shares issued	26,601,427	27,309,733
Treasury stock, at cost, 1,722,917 and 1,792,138 shares, respectively	(8,004,838)	(8,710,794)

See notes to condensed consolidated financial statements

Additional paid-in capital	59,435	59,435
Deferred compensation	(184,800)	(327,920)
Retained earnings	18,325,608	18,817,338
TOTAL SHAREHOLDERS' EQUITY	37,543,497	37,894,457

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,321,895	$ 87,218,275

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
REVENUES:
Sales of Vacation Ownership Interests	$ 8,540,652	$ 9,449,764	$ 16,559,171	$ 16,623,188
Estimated uncollectible revenue	-	(411,432)	-	(723,073)
Resort operating revenue	4,845,864	5,079,714	8,843,720	9,468,002
Interest and finance income	953,544	1,188,608	1,998,495	2,054,190
Total revenues	14,340,060	15,306,654	27,401,386	27,422,307
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests
sold	1,273,101	1,310,942	2,459,159	1,819,053
Cost of resort operations	4,173,909	4,375,164	7,879,600	8,672,427
Sales and marketing	5,453,958	5,589,593	10,588,974	10,588,406
General and administrative	1,981,559	1,360,284	3,297,135	2,753,723
Provision for doubtful accounts	374,154	-	726,981	-
Depreciation and amortization	390,666	372,986	852,996	737,428

Total cost of sales and operating
expenses	13,647,347	13,008,969	25,804,845	24,571,037

Timeshare and resort operating income	692,713	2,297,685	1,596,541	2,851,270

Lawsuit and settlement expenses	(623,440)	-	(634,377)	-

Income from land and other, net	7,787,333	40,528	7,876,991	771,256

Total operating income	7,856,606	2,338,213	8,839,155	3,622,526

Interest expense	(598,482)	(595,509)	(1,203,492)	(1,357,113)

See notes to condensed consolidated financial statements

Income from continuing operations
before income taxes	7,258,124	1,742,704	7,635,663	2,265,413

Income tax expense	(2,837,926)	(697,082)	(2,985,797)	(906,165)

Income from continuing operations	4,420,198	1,045,622	4,649,866	1,359,248

Discontinued operations, net of tax
benefit of $0, $0, $11,223 and $0, respectively	-	-	(16,833)	-
NET INCOME	$ 4,420,198	$ 1,045,622	$ 4,633,033	$ 1,359,248

NET INCOME PER SHARE
Basic from continuing operations	$ 1.25	$ 0.30	$ 1.32	$ 0.38
Basic from discontinued operations	$ -	$ -	$ (0.01)	$ -
Total Basic income per share	$ 1.25	$ 0.30	$ 1.31	$ 0.38

Diluted from continuing operations	$ 1.25	$ 0.30	$ 1.32	$ 0.38
Diluted from discontinued operations	$ -	$ -	$ (0.01)	$ -
Total Diluted income per share	$ 1.25	$ 0.30	$ 1.31	$ 0.38

DIVIDENDS PER SHARE	$ 0.11	$ 0.1175	$ 0.22	$ 0.235

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,633,033	$ 1,359,248
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of property and equipment	(9,296,669)	-
Gain of sale of common stock	-	(571,100)
Income tax expense	2,974,574	906,165
Estimated uncollectible revenue	726,981	723,073
Depreciation and amortization	852,996	737,428
Amortization of loan premium	(40,626)	-
Amortization of deferred compensation	-	75,440
Common stock issued to employees for services	-	29,092
Change in assets and liabilities:
(Increase) decrease in notes receivable, net	(323,896)	718,021
Decrease (increase) in resort property held for Vacation Ownership
Interest sales	2,012,401	(2,541,422)
(Increase) decrease in resort property under development	(2,994,114)	3,178,952
Increase in land held for sale	(1,559)	(1,429)
Decrease in income taxes receivable	-	28,831
Increase in other assets	(275,050)	(1,437,386)
Increase (decrease) in accounts payable	525,891	(228,330)
Increase in accrued and other liabilities	2,415,555	66,165
Increase in deferred income taxes	-	7,245
Decrease in income taxes payable	(1,059,815)	-

Net cash provided by operating activities	149,702	3,049,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deferred assets	-	(14,879)
Purchases of property and equipment	(681,957)	(2,412,939)
Proceeds from sale of common stock	-	591,100
Proceeds from sale of property and equipment	18,183,332	-

Net cash provided by (used in) investing activities	17,501,375	(1,836,718)

See notes to condensed consolidated financial statements

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,707,271	6,733,598
Principal payments on notes payable	(17,054,845)	(7,966,801)
Preferred stock dividends	(46,788)	(46,788)
Proceeds from exercise of stock options	-	60,850
Acquisition of treasury stock and other	(178,273)	(527,041)
Common stock dividend	(472,145)	(572,463)

Net cash used in financing activities	(10,044,780)	(2,318,645)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,606,297	(1,105,370)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,717,484	3,984,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,323,781	$ 2,879,097

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Transfer of construction in progress to land and other held for sale	3,312,670	-
Transfer of leasehold interest to land and other held for sale	4,884,260	-
Value of dividend shares issued under DRIP plan	488,225	399,804
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	-	509,593
Deferred compensation resulting from unvested common stock issuance	-	218,560

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Interest paid	$ 598,482	$ 595,509	$ 1,203,492	$ 1,357,113
Income taxes paid	454,500	48,000	1,059,815	48,000
Interest capitalized	58,224	434,680	158,452	434,680

Stock Based Compensation

The Company previously applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans.  Accordingly, no compensation cost has been recognized for stock options granted under the Plans prior to January 1, 2006.  Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have decreased to the proforma amount indicated below. The Company will apply SFAS No. 123 (revised 2004), Share Based Payment, to any future grants under its Stock Option Plans.  All options outstanding were fully vested at December 31, 2005.  No options were granted for the three or six months ended June 30, 2006.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net Income to common shareholders	$ 4,420,198	$ 4,633,033
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(16,657)	(33,130)

Proforma net income	$ 4,403,541	$ 4,599,903

Basic and Diluted Income per share
As reported-basic	$ 1.25	$ 1.31
As reported-diluted	1.25	1.31
Proforma-basic	1.25	1.31
Proforma-diluted	1.25	1.31

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Income from continuing operations	$ 4,420,198	$ 1,045,622	$ 4,649,866	$ 1,359,248
Less: Series A preferred stock dividends	(11,697)	(11,697)	(23,394)	(23,394)
Income from continuing operations available
to common shareholders	4,408,501	1,033,925	4,626,472	1,335,854
Loss from discontinued operations	-	-	(16,833)	-
Basic and Diluted Net Income Available to Common Shareholders	$ 4,408,501	$ 1,033,925	$ 4,609,639	$ 1,335,854

Basic Weighted-Average Common Shares Outstanding	3,513,093	3,493,191	3,508,670	3,494,016
Effect of dilutive securities:
Stock options	6,367	4,702	6,387	5,766
Diluted Weighted-Average Common Shares Outstanding	3,519,460	3,497,893	3,515,057	3,499,782
Basic Net Income Per Common Share
Income from continuing operations	$ 1.25	$ 0.30	$ 1.32	$ 0.38
Loss from discontinued operations	-	-	(0.01)	-
Total Basic net income per share	$ 1.25	$ 0.30	$ 1.31	$ 0.38
Diluted Net Income Per Common Share
Income from continuing operations	$ 1.25	$ 0.30	$ 1.32	$ 0.38
Loss from discontinued operations	-	-	(0.01)	-
Total Diluted net income per share	$ 1.25	$ 0.30	$ 1.31	$ 0.38

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at June 30, 2005, but were not included in the computation of diluted net income per share for the three and six months ended June 30, 2005 because the options’ exercise price was greater than the average market price of common shares.  Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at June 30, 2006, but were not included in the computation of diluted net income per share for the three months ended June 30, 2006 because the options’ exercise price was greater than the average market price of common shares. These options expire in 2009.

Note 3. Shareholders’ Equity

During the six months ended June 30, 2006, the Company issued 33,500 shares of common stock, valued at $278,452 to employees under the Stock Bonus Plan.  Of the 33,500 shares, 30,000 shares are

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contingent upon the recipients being employed by the Company on January 15, 2009.  The $249,360 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $30,800, representing 4,000 shares issued in 2005, was reversed in the six months ended June 30, 2006 due to the termination of a Stock Bonus Plan participant.  In July and August 2006, 3,000 shares were issued to Stock Bonus Plan participants (see Note 5). Also during the six months ended June 30, 2006, the Company purchased 51,900 shares of its common stock for $527,041.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2005 was established at $0.44 per common share to be paid in equal quarterly installments.  In September 2005, the annual cash dividend was increased to $0.47 per common share for 2006 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the six months ended June 30, 2006, shareholders elected to receive 40,425 shares of common stock valued at $399,804, net of legal fees, under the DRIP and cash dividends of $554,753.  All of the 40,425 common shares were newly issued.  The 40,425 common shares include 17,321 common shares, valued at $178,915 issued on treasury shares held as collateral.  At June 30, 2006, $410,475 was accrued for the second quarter 2006 dividend which was paid July 10, 2006.

In May 2006, 5,000 options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.  In June 2006, 5,000 options to purchase 5,000 shares of common stock priced at $7.57 per share were exercised.

Note 4. Related Party Transactions

During the six months ended June 30, 2006, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 141 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  Gains of $133,272 were recorded on the sales.  At June 30, 2006, deeds of trust for 664 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,559,270.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held a 92.0% interest in ILX-Bruno as of June 30, 2006 and has made capital contributions of $669,854 during the first six months of 2006.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of June 30, 2006 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.  See Note 5 below.

In January 2006, the Company purchased 34,000 shares of its common stock for $351,900 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 5. Subsequent Events

In July 2006, VCA-NV sold 135,475 shares of Greens Worldwide Incorporated (“GWWI”) common stock and will record a gain of $127,915 on the transaction.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2006, Bruno contributed an additional $600,000 in capital to ILX-Bruno and also purchased a 2.0% Percentage Interest from the Company for $400,000.  The Company will record a gain of approximately $214,000 on this transaction.  Following these transactions, the Company holds an 87% interest in ILX-Bruno and Bruno holds a 13% interest.

In August 2006, the Company amended an existing line of credit to increase the borrowing limit to $1.5 million and extend the maturity date to May 2007.

In July and August 2006, 3,000 shares of common stock were issued to Stock Bonus Plan participants.  500 of the shares vested immediately, 500 are contingent upon the participant being employed by the Company on July 1, 2007 and 2,000 shares are contingent upon the participant being employed by the Company on January 15, 2009.  The $18,848 of deferred expense will be amortized prorata over the vesting period.

Note 6. Commitments and Contingencies

Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

In April 2005, VCA-NV sold its leasehold interest in a 44-acre real estate parcel in Las Vegas, Nevada to Streets Las Vegas, L.L.C. (“the purchaser” or “Streets”).  ILX continued to act as a Guarantor of the Lease on obligations owed to Clark County as Landlord until such time as the purchaser had received all consents and executed documents necessary for the Company to no longer be a Guarantor but no later than December 31, 2005.  This date was extended by mutual agreement until May 31, 2006.  One member of the purchaser subsequently received a promissory note, in the amount of $9,350,000, relative to the sale of its membership interest in Streets.  The member has agreed to indemnify the Company as it relates to the Guarantee of the Lease.  As additional security for the performance of the indemnification, the member has assigned and granted ILX a security interest in the member’s rights and interests in and to the Note.  The purchaser is currently negotiating a new lease for the property and the Company will not be included as a guarantor on the lease.  The Company does not believe its obligations under the guaranty are material.  In June 2005 Clark County gave and recorded its consent to the Assignment and Assumption of the Lease.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,009 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,898 of which have been annexed into Premiere Vacation Club, 191 Vacation Ownership Interests in a resort in Pinetop, Arizona all of which have been annexed into Premiere Vacation Club and 158 Vacation Ownership Interests in a resort in Phoenix, Arizona, 153 of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

As a percentage of total revenues:
Sales of Vacation Ownership Interests	59.6%	61.7%	60.4%	60.6%
Estimated uncollectible revenue	-	(2.7)%	-	(2.6)%
Resort operating revenue	33.8%	33.2%	32.3%	34.5%
Interest and finance income	6.6%	7.8%	7.3%	7.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	14.9%	14.5%	14.9%	11.4%
Sales and marketing	63.9%	61.8%	63.9%	66.6%
Provision for doubtful accounts	4.4%	-	4.4%	-
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	16.9%	23.7%	16.8%	22.0%
As a percentage of resort operating revenue:
Cost of resort operations	86.1%	86.1%	89.1%	91.6%
As a percentage of total revenues(1):
General and administrative	13.8%	8.9%	12.0%	10.0%
Depreciation and amortization	2.7%	2.4%	3.1%	2.7%
Total operating income	54.8%	15.3%	32.3%	13.2%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	423	457	826	795
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$16,080	$ 16,770	$ 16,082	$ 16,915
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$19,393	$ 19,964	$ 19,310	$ 20,104

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

(3) Reflects all Vacation Club Ownership Interests on an annual basis.

(4)  Consists of an aggregate of 673 and 707 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2005 and 2006, respectively and 1,321 and 1,255 biennial and annual Vacation Ownership Interests for the six months ended June 30, 2005 and 2006, respectively.  Excludes conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2006

Sales of Vacation Ownership Interests increased 5.8% or $497,680 to $9,038,332 for the three months ended June 30, 2006, from $8,540,652 for the same period in 2005 and decreased 4.0% or $659,056 to $15,900,115 for the six months ended June 30, 2006 from $16,559,171 for the same period in 2005.  The Company was required to adopt SFAS No. 152 in the first quarter 2006.  Sales of Vacation Ownership Interest revenue is now decreased by estimated and actual uncollectible revenue of $411,432 and $723,073 for the three and six months ended June 30, 2006, respectively, in accordance with SFAS No. 152.  Previously, provisions for doubtful accounts were recognized as expenses, rather than revenue reductions.  Prior years will continue to be presented in that manner.  Had the Company not been required to implement the new accounting standard, revenue for the three and six months ended June 30, 2006 would have been $9,449,764 and $16,623,188, respectively.  The increases reflect primarily increased sales from the Sedona, San Carlos and Rancho Mañana sales offices offset by a decrease caused by the closure of the Las Vegas sales office in June 2005.  The Company withdrew from this market following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas.  The increases in sales of Vacation Ownership Interests at the Sedona, San Carlos and Rancho Mañana offices are due to increased tours and higher closing rates in the three months ended June 30, 2006.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 4.3% or $690 in 2006 to $16,770 for the three months ended June 30, 2006 from $16,080 for the same period in 2005 and increased 5.2% or $833 to $16,915 for the six months ended June 30, 2006 from $16,082 for the same period in 2005.  The increase in the average sales price is primarily due to a change in the product mix sold.  The number of Vacation Ownership Interests sold increased 8.0% from 423 in the three months ended June 30, 2005 to 457 for the same period in 2006 and decreased 3.8% from 826 in the six months ended June 30, 2005 to 795 for the same period in 2006. The increase for the three months ended June 30, 2006 is due to  increases at the Sedona, Rancho Mañana and San Carlos sales offices.  The decrease for the six months ended June 30, 2006 is due to the closure of the Las Vegas sales office offset by increases at the Sedona, Rancho Mañana and San Carlos sales offices.  The three and six months ended June 30, 2006 included 501 and 920 biennial Vacation Ownership Interests (counted as 250.5 and 460 annual Vacation Ownership Interests) compared to 501 and 991 biennial Vacation Ownership Interests (counted as 250.5 and 495.5 annual Vacation Ownership Interests) in the same period in 2005.

Upgrade revenue, included in Vacation Ownership Interest sales, increased 4.2% to $1,458,121 for the three months ended June 30, 2006 from $1,399,828 for the same period in 2005 and decreased 4.8% to $2,535,721 for the six months ended June 30, 2006 from $2,664,380 for the same period in 2005.  The increase for the three months ended June 30, 2006 is due to increased marketing efforts to existing owners in Sedona.  The decrease in the six months ended June 30, 2006 reflects a reduction in marketing efforts to existing owners at the VCA-Tucson sales office.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 2.9% or $571 to $19,964 for the three months ended June 30, 2006 from $19,393 in 2005 and increased 4.1% or $794 to $20,104 for the six months ended June 30, 2006 from $19,310 for the same period in 2005.  The average sales price increase is due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above.

Resort operating revenue increased 4.8% and 7.1% or $233,850 and $624,282 to $5,079,714 and $9,468,002 for the three and six months ended June 30, 2006, respectively, reflecting increased occupancy at the Company’s Arizona resorts due in part to the inclement weather in January and February 2005.  Cost of resort operations as a percentage of resort operating revenue was consistent at 86.1% of resort operating revenue for the three months ended June 30, 2005 and 2006 and increased from 89.1% to 91.6% for the six months ended June 30, 2006 due to startup costs for Premiere Vacation Club at the Roundhouse Resort, the write-off of obsolete retail goods and because a recovery related to storm damage reduced expenses in first quarter 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Interest and finance income increased 24.7% to $1,188,608 for the three months ended June 30, 2006 from $953,544 for the same period in 2005 and increased 2.8% to $2,054,190 for the six months ended June 30, 2006 from $1,998,495 for the same period in 2005 reflecting increased capitalized interest.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.9% for the three and six months ended June 30, 2005 to 14.5% and 11.4% for the three and six months ended June 30, 2006, reflecting adjustments made as the result of adopting SFAS No. 152.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 61.8% for the three months ended June 30, 2006 from 63.9% for the same period in 2005 and increased to 66.6% for the six months ended June 30, 2006 from 63.9% for the same period in 2005. As explained above, SFAS No. 152 requires estimated and actual uncollectible revenue be offset against sales of Vacation Ownership Interests.  Had the Company not been required to implement SFAS No. 152, sales and marketing as a percentage of sales of Vacation Ownership Interests would have been 59.2% and 63.7% for the three and six months ended June 30, 2006.  The decrease for the three months ended June 30, 2006 is due to the closure of the Las Vegas sales office in June 2005.  The Las Vegas sales office typically had lower closing rates than other sales offices resulting in higher expenses as a percentage of sales.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was 4.4% of sales of Vacation Ownership Interests in the three and six months ended June 30, 2005.  SFAS No. 152 now requires the estimated and actual uncollectible revenue be deducted from revenue instead of being classified as an expense.

General and administrative expenses decreased to 8.9% and 10.0% of total revenue for the second quarter and six months ended June 30, 2006, from 13.8% and 12.0% for the same periods in 2005.  The decreases for the three and six months ended June 30, 2006 are due to increased contributions in 2005 to the Company’s profit sharing and employee stock ownership plans, as well as increased charitable contributions following the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas.

Income from land and other, net for the six months ended June 30, 2006 includes a net gain of $571,100 on the sale of 266,667 shares of GWWI common stock.  Income from land and other, net for the six months ended June 30, 2005 included a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets for $18,000,000 in April 2005.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.

Interest expense decreased 0.5% to $595,509 for the three months ended June 30, 2006 from $598,482 for the same period in 2005 and increased 12.8% to $1,357,113 for the six months ended June 30, 2006 from $1,203,492 for the same period in 2005. The decrease for the three months ended June 30, 2006 reflects the combined net effect of higher interest rates and greater capitalization of interest in 2006.  The increase for the six months ended June 30, 2006 reflects the effect of higher interest rates on the Company’s variable rate notes.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the six months ended June 30, 2006, cash provided by operations was $3,049,993 as compared to $149,702 for the six months ended June 30, 2005.  The increase in cash provided by operations reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

additions in 2005 for the construction of Premiere Vacation Club at the Roundhouse Resort which was completed in early 2006, a decrease in notes receivable due to the repayment of a note receivable held by the Company’s subsidiary, Genesis Investment Group, Inc. and a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas, which was deducted from cash flows from operations in 2005.  These increases in cash are offset by a decrease in net income and the resultant income tax expense, an increase in other assets due to the timing of payments from the homeowners’ associations, a decrease in accounts payable due to timing between years and a decrease in accrued and other liabilities resulting from a decrease in accrued lawsuit settlement fees and timing differences of amounts payable to the homeowners’ associations.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions, however the sale of the Las Vegas leasehold interest resulted in net cash provided by investing activities of $17,501,375 for the six months ended June 30, 2005.  Net cash used in investing activities was $1,836,718 for the six months ended June 30, 2006.  Net cash used in investing activities in 2006 includes capital expenditures for projects in Sedona, net of the proceeds from the sale of Greens Worldwide Incorporated common stock of $591,100.

Net cash used in financing activities in the six months ended June 30, 2005 and 2006 was $10,044,780 and $2,318,645, respectively.  Principal payments on notes payable were higher in 2005 because in conjunction with the sale of the Las Vegas leasehold interest, the note payable secured by the leasehold interest was paid in full and proceeds from the sale were also used to pay down existing notes payable.  Proceeds from notes payable also decreased due to lower amounts financed on the customer note hypothecation line. The decrease in principal payments on notes payable was offset by greater purchases of treasury stock in 2006.

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

Credit Facilities and Capital

At June 30, 2006, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At June 30, 2006, $21.7 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At June 30, 2006, approximately $12.8 million was available under this commitment.

At June 30, 2005 and 2006, the Company had approximately $13.8 million and $13.0 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In August 2006, the Company amended an existing line of credit to increase the borrowing limit to $1.5 million and extend the maturity to May 2007.

In the first six months of 2006, the Company purchased 51,900 treasury shares for a cost of $527,041.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of June 30, 2006.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$37,144,000	$ 5,239,000	$ 12,031,000	$10,877,000	$ 8,997,000
Operating Leases	17,721,000	1,733,000	3,146,000	2,517,000	10,325,000
Total	$54,865,000	$ 6,972,000	$ 15,177,000	$13,394,000	$ 19,322,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2006.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at June 30, 2006, then based on the $20.4 million balance of variable rate debt at June 30, 2006, interest expense would increase or decrease by approximately $204,000 (before income taxes) per annum.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

(b) Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1.

Legal Proceedings

In October 2005, GOLV filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.

Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

April 1, 2006 – April 30, 2006	-	$ -	-	-

May 1, 2006 – May 31, 2006	8,700	9.58	-	-

June 1, 2006 - June 30, 2006	3,600	9.62	-	-
Total	12,300	$ 9.59

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On Wednesday, June 21, 2006, the Company held its Annual Meeting of Shareholders.  At this meeting, the Shareholders were asked to vote on the following proposal:

a)

To elect nine (9) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

The voting results were as follows:

Nominees recommended in the Proxy Statement:

	Votes For	Votes Against	Votes Withheld
Steven R. Chanen	3,140,862	0	20,650
Wayne M. Greenholtz	3,141,227	0	20,285
Joseph P. Martori	3,139,544	0	21,969
Joseph P. Martori, II	3,150,654	0	10,858
Patrick J. McGroder, III	2,990,227	0	171,285
James W. Myers	3,150,808	0	10,705
Nancy J. Stone	3,151,672	0	9,840
Steven A. White	3,138,165	0	23,348
Edward S. Zielinski	3,140,142	0	21,370

As a result of the vote, the following nine directors will serve until the next annual meeting or until his or her successor is elected and qualified:

Steven R. Chanen, Wayne M. Greenholtz, Joseph P. Martori, Joseph P. Martori, II, Patrick J. McGroder, III, James W. Myers, Nancy J. Stone, Steven A. White and Edward S. Zielinski.

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

Date:  As of August 9, 2006