Form 10-Q
period 2006-09-30
ILX RESORTS INC
filed 2006-11-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes _X__

No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ____

Accelerated filer ____

Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company.

____Yes

_X__ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2006
Common Stock, without par value	3,495,991 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Cash and cash equivalents	$ 3,984,467	$ 5,045,142
Notes receivable, net of allowance for uncollectible notes
of $4,070,222 and $4,047,084, respectively	39,841,118	37,765,949
Resort property held for Vacation Ownership Interest sales	16,750,859	18,169,134
Resort property under development	4,343,734	1,441,453
Income taxes receivable	1,976,967	900,000
Land held for sale	565,164	566,593
Deferred assets	24,655	39,534
Property and equipment, net	14,801,708	17,961,509
Other assets	5,033,223	8,201,768
TOTAL ASSETS	$ 87,321,895	$ 90,091,082

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,994,102	$ 2,138,720
Accrued expenses and other liabilities	3,244,440	3,210,346
Notes payable	38,377,194	38,125,522
Deferred income taxes	5,112,662	6,408,672
TOTAL LIABILITIES	48,728,398	49,883,260

MINORITY INTERESTS	1,050,000	2,067,091
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS' EQUITY
Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,205,619 and 5,317,029 shares issued	26,601,427	27,576,048
Treasury stock, at cost, 1,722,917 and 1,821,038 shares, respectively	(8,004,838)	(8,980,630)
Additional paid-in capital	59,435	59,435
Deferred compensation	(184,800)	(304,247)
Retained earnings	18,325,608	19,043,460
TOTAL SHAREHOLDERS' EQUITY	37,543,497	38,140,731

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,321,895	$ 90,091,082

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
REVENUES:
Sales of Vacation Ownership Interests	$ 8,536,027	$ 8,151,208	$ 25,095,198	$ 24,774,396
Estimated uncollectible revenue	-	(360,205)	-	(1,083,278)
Resort operating revenue	5,064,329	4,934,308	13,908,049	14,402,310
Interest and finance income	1,423,549	997,236	3,422,044	3,051,426
Total revenues	15,023,905	13,722,547	42,425,291	41,144,854
COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,286,860	996,192	3,746,019	2,815,245
Cost of resort operations	4,261,225	4,504,140	12,140,825	13,176,567
Sales and marketing	5,079,384	5,235,528	15,668,358	15,823,934
General and administrative	1,323,799	1,562,493	4,620,934	4,316,216
Provision for doubtful accounts	374,506	-	1,101,487	-
Depreciation and amortization	454,747	350,989	1,307,743	1,088,417

Total cost of sales and operating expenses	12,780,521	12,649,342	38,585,366	37,220,379

Timeshare and resort operating income	2,243,384	1,073,205	3,839,925	3,924,475

Lawsuit and settlement expenses	-	-	(634,377)	-
Income from land and other, net	48,478	137,720	7,925,469	908,976
Gain on sale of partnership interests	-	582,909	-	582,909

Total operating income	2,291,862	1,793,834	11,131,017	5,416,360

Interest expense	(556,894)	(732,333)	(1,760,386)	(2,089,446)

Income from continuing operations
before income taxes	1,734,968	1,061,501	9,370,631	3,326,914

Income tax expense	(687,490)	(424,600)	(3,673,287)	(1,330,765)

Income from continuing operations	1,047,478	636,901	5,697,344	1,996,149

Discontinued operations, net of tax
expense of $73,196, $0, $61,974 and $0, respectively	109,794	-	92,961	-

See notes to condensed consolidated financial statements.

NET INCOME	$ 1,157,272	$ 636,901	$ 5,790,305	$ 1,996,149

NET INCOME PER SHARE
Basic from continuing operations	$ 0.30	$ 0.18	$ 1.61	$ 0.56
Basic from discontinued operations	$ 0.03	$ -	$ 0.03	$ -
Total Basic income per share	$ 0.33	$ 0.18	$ 1.64	$ 0.56

Diluted from continuing operations	$ 0.30	$ 0.18	$ 1.61	$ 0.56
Diluted from discontinued operations	$ 0.03	$ -	$ 0.03	$ -
Total Diluted income per share	$ 0.33	$ 0.18	$ 1.64	$ 0.56

DIVIDENDS PER SHARE	$ 0.11	$ 0.1175	$ 0.33	$ 0.3525

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,790,305	$ 1,996,149
Adjustments to reconcile net income to net cash provided by
operating activities:
(Gain) loss on sale of property and equipment	(9,268,310)	667
Gain of sale of investment in common stock	-	(699,015)
Gain on sale of partnership interests	-	(582,909)
Income tax expense	3,735,260	1,330,765
Estimated uncollectible revenue	1,101,487	1,083,278
Depreciation and amortization	1,307,743	1,088,417
Amortization of loan premium	(40,626)	-
Amortization of deferred compensation	23,100	117,961
Common stock issued to employees for services	123,520	32,820
Change in assets and liabilities:
(Increase) decrease in notes receivable, net	(766,139)	991,891
Decrease (increase) in resort property held for Vacation Ownership
Interest sales	2,422,269	(1,927,868)
(Increase) decrease in resort property under development	(2,783,598)	2,902,281
Increase in land held for sale	(1,559)	(1,429)
Decrease in income taxes receivable	-	70,831
Increase in other assets	(4,477,256)	(2,424,235)
Increase in accounts payable	374,459	116,936
Increase (decrease) in accrued and other liabilities	1,403,291	(34,094)
Decrease in deferred income taxes	-	(34,755)
Decrease in income taxes payable	(752,718)	-

Net cash (used in) provided by operating activities	(1,808,772)	4,027,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deferred assets	-	(14,879)
Purchases of property and equipment	(907,890)	(3,497,466)
Proceeds from sale of investment in common stock	-	719,015
Proceeds from sale of partnership interests	-	700,000
Proceeds from sale of property and equipment	18,189,846	-

Net cash provided by (used in) investing activities	17,281,956	(2,093,330)

See notes to condensed consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,006,247	11,675,919
Principal payments on notes payable	(22,272,157)	(11,927,591)
Contributions from minority interest holder	1,050,000	900,000
Preferred stock dividend	(46,788)	(46,788)
Proceeds from exercise of stock options	-	83,850
Acquisition of treasury stock and other	(806,462)	(702,937)
Common stock dividend	(744,766)	(856,139)

Net cash used in financing activities	(11,813,926)	(873,686)

INCREASE IN CASH AND CASH EQUIVALENTS	3,659,258	1,060,675
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,717,484	3,984,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,376,742	$ 5,045,142

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$ 709,735	$ 620,543
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	-	509,593
Deferred compensation resulting from unvested common stock issuance	231,000	237,408

See notes to condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Interest paid	$ 556,894	$ 732,333	$ 1,760,386	$ 2,089,446
Income taxes paid	2,960,000	190,000	4,167,218	238,000
Interest capitalized	69,886	236,283	228,338	670,963

Stock Based Compensation

The Company previously applied APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Stock Option Plans.  Accordingly, no compensation cost has been recognized for stock options granted under the Plans prior to January 1, 2006.  Had compensation cost for the Plans been determined and amortized based on the fair value at the grant dates for awards under the Plans consistent with the alternative method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have decreased to the proforma amount indicated below. The Company will apply SFAS No. 123 (revised 2004), Share Based Payment, to any future grants under its Stock Option Plans.  All options outstanding were fully vested at December 31, 2005.  No options were granted for the three or nine months ended September 30, 2006.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net Income to common shareholders	$ 1,145,575	$ 5,755,214
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(16,563)	(49,693)

Proforma net income	$ 1,129,012	$ 5,705,521

Basic and Diluted Income per share
As reported-basic	$ 0.33	$ 1.64
As reported-diluted	0.33	1.64
Proforma-basic	0.32	1.62
Proforma-diluted	0.32	1.62

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Income from continuing operations	$ 1,047,478	$ 636,901	$ 5,697,344	$ 1,996,149
Less: Series A preferred stock dividends	(11,697)	(11,697)	(35,091)	(35,091)
Income from continuing operations available
to common shareholders	1,035,781	625,204	5,662,253	1,961,058
Income from discontinued operations	109,794	-	92,961	-
Basic and Diluted Net Income Available to Common Shareholders	$ 1,145,575	$ 625,204	$ 5,755,214	$ 1,961,058

Basic Weighted-Average Common Shares Outstanding	3,516,268	3,503,778	3,511,230	3,497,306
Effect of dilutive securities:
Stock options	5,967	1,344	6,249	4,159
Diluted Weighted-Average Common Shares Outstanding	3,522,235	3,505,122	3,517,479	3,501,465
Basic Net Income Per Common Share
Income from continuing operations	$ 0.30	$ 0.18	$ 1.61	$ 0.56
Income from discontinued operations	0.03	-	0.03	-
Total Basic net income per share	$ 0.33	$ 0.18	$ 1.64	$ 0.56
Diluted Net Income Per Common Share
Income from continuing operations	$ 0.30	$ 0.18	$ 1.61	$ 0.56
Income from discontinued operations	0.03	-	0.03	-
Total Diluted net income per share	$ 0.33	$ 0.18	$ 1.64	$ 0.56

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at September 30, 2005 and 2006, but were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2005 and 2006 because the options’ exercise price was greater than the average market price of common shares.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the nine months ended September 30, 2006, the Company issued 40,500 shares of common stock, valued at $270,228 to employees under the Stock Bonus Plan.  Of the 40,500 shares, 32,000 shares are contingent upon the recipients being employed by the Company on January 15, 2009.  The $264,480 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $30,800, representing 4,000 shares issued in 2005, was reversed in the nine months ended September 30, 2006 due to the termination of a Stock Bonus Plan participant.  Also during the nine months ended September 30, 2006, the Company purchased 70,807 shares of its common stock for $702,937.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2005 and 2006 was established at $0.44 and $0.47, respectively, per common share to be paid in equal quarterly installments.  In September 2006, the annual cash dividend was increased to $0.50 per common share for 2007 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the nine months ended September 30, 2006, shareholders elected to receive 63,910 shares of common stock valued at $620,543, net of legal fees, under the DRIP and cash dividends of $838,430.  All of the 63,910 common shares were newly issued.  The 63,910 common shares include 27,314 common shares, valued at $272,855 issued on treasury shares held as collateral.  At September 30, 2006, $410,779 was accrued for the third quarter 2006 dividend which was paid October 10, 2006.

In May 2006, 5,000 options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.  In June 2006, 5,000 options to purchase 5,000 shares of common stock priced at $7.57 per share were exercised.  In August 2006, 5,000 options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.

Note 4.  Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) may be granted to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  The aggregate number of shares that may be issued under the Plans shall not exceed 100,000 shares.  The number of shares available for grant under the Plans at September 30, 2006 was 75,000.

Stock option transactions are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	40,000	$ 6.01
Options exercised	(15,000)	5.59
Outstanding at September 30, 2006	25,000	$ 9.90	3.21	$0.00

Exercisable at September 30, 2006	25,000	$ 9.90	3.21	$0.00

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Bonus Plan

The Company’s Stock Bonus Plan was created to advance the interests of the Company and its shareholders, by encouraging and enabling selected officers, directors, consultants and key employees upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business to acquire and retain a proprietary interest in the Company by ownership of its stock.

A summary of the non-vested stock under the Stock Bonus Plan at September 30, 2006 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2005	30,000	$7.70
Stock Granted	40,500	8.25
Stock Vested	(4,000)	8.21
Stock Foreited	(8,000)	8.01

Non-vested at September 30, 2006	58,500	$8.01

Note 5. Related Party Transactions

During the nine months ended September 30, 2006, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 141 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  Gains of $133,272 were recorded on the sales.  At September 30, 2006, deeds of trust for 645 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,508,627.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  In the third quarter 2006, the Company sold, for cash, 3.0% Percentage Interest in ILX-Bruno for a gain of $582,909.  The Company held an 85.0% interest in ILX-Bruno as of September 30, 2006 and has made capital contributions of $1,138,379 during the first nine months of 2006.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of September 30, 2006 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.

In January 2006, the Company purchased 34,000 shares of its common stock for $351,900 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 6. Subsequent Events

In October 2006, VCA-NV sold 228,906 shares of Greens Worldwide Incorporated (“GWWI”) common stock and will record a gain of $61,443 on the transaction.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Commitments and Contingencies

Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA Nevada Incorporated (“VCA-NV”), GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  Discovery commenced in October 2006.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  Discovery has just commenced, with the Company having recently served its initial disclosure statement.  The Company believes the allegations are without merit and intends to vigorously defend the case.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of its unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana (currently under expansion), one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,018 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,898 of which have been annexed into Premiere Vacation Club, 191 Vacation Ownership Interests in a resort in Pinetop, Arizona all of which have been annexed into Premiere Vacation Club and 158 Vacation Ownership Interests in a resort in Phoenix, Arizona, 153 of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which changes occur.  SFAS 158 is effective for the Company as of the year ending December 31, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
As a percentage of total revenues:
Sales of Vacation Ownership Interests	56.8%	59.4%	59.2%	60.2%
Estimated uncollectible revenue	-	(2.6%)	-	(2.6%)
Resort operating revenue	33.7%	35.9%	32.8%	35.0%
Interest and finance income	9.5%	7.3%	8.0%	7.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	15.1%	12.8%	14.9%	11.9%
Sales and marketing	59.5%	67.2%	62.4%	66.8%
Provision for doubtful accounts	4.4%	-	4.4%	-
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	21.0%	20.0%	18.2%	21.3%
As a percentage of resort operating revenue:
Cost of resort operations	84.1%	91.3%	87.3%	91.5%
As a percentage of total revenues(1):
General and administrative	8.8%	11.4%	10.9%	10.5%
Depreciation and amortization	3.0%	2.6%	3.1%	2.6%
Total operating income	15.3%	13.1%	26.2%	13.2%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	387	384	1,213	1,179
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 17,325	$ 16,469	$ 16,479	$ 16,770
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 21,347	$ 20,504	$ 19,960	$ 20,235

(1)	Sales of Vacation Ownership Interests and total revenues includes the reduction for estimated uncollectible revenue for 2006 only.
(2)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue (provision for doubtful accounts in 2005) divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

(3)	Reflects all Vacation Club Ownership Interests on an annual basis.
(4)

Consists of an aggregate of 632 and 596 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2005 and 2006, respectively and 1,953 and 1,851 biennial and annual Vacation Ownership Interests for the nine months ended September 30, 2005 and 2006, respectively.  Excludes number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Nine Months Ended September 30, 2005 to the Three and Nine Months Ended September 30, 2006

Sales of Vacation Ownership Interests decreased 8.7% or $745,024 to $7,791,003 for the three months ended September 30, 2006, from $8,536,027 for the same period in 2005 and decreased 5.6% or $1,404,080 to $23,691,118 for the nine months ended September 30, 2006 from $25,095,198 for the same period in 2005.  The Company was required to adopt SFAS No. 152 in the first quarter 2006.  Sales of Vacation Ownership Interest revenue is now decreased by estimated and actual uncollectible revenue of $360,205 and $1,083,278 for the three and nine months ended September 30, 2006, respectively, in accordance with SFAS No. 152.  Previously, provisions for doubtful accounts were recognized as expenses, rather than revenue reductions.  Prior years will continue to be presented in that manner.  Had the Company not been required to implement the new accounting standard, revenue for the three and nine months ended September 30, 2006 would have been $8,151,208 and $24,774,396, respectively.  The decrease for the three months ended September 30, 2006 reflects lower revenue from the Tucson sales office due to the closure of full-time operation in July 2006.  The decrease for the nine months ended September 30, 2006 reflects primarily a decrease caused by the closure of the Las Vegas sales office in June 2005 and the closure of full-time operation of the Tucson sales office discussed above, offset by increased sales from the Sedona, Rancho Mañana and San Carlos sales offices due to increased tours at all three locations and higher closing rates at the Rancho Mañana and San Carlos offices.   The Company withdrew from the Las Vegas market following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 4.9% or $856 in 2006 to $16,469 for the three months ended September 30, 2006 from $17,325 for the same period in 2005 and increased 1.8% or $291 to $16,770 for the nine months ended September 30, 2006 from $16,479 for the same period in 2005.  The decrease in average sales price for the three months ended September 30, 2006 is primarily due to a change in product mix sold.  In the third quarter of 2006, there was a decrease in the percentage of sales of biennial interests, which are priced at average premiums of 35% more than 50% of the price of the same annual interest.  The increase in the average sales price for the nine months ended September 30, 2006, is due to the closure of the Las Vegas sales office in June 2005.  This office had lower average sales prices than all other offices so while the closure resulted in decreased revenue, it also increased the average sales price.  The number of Vacation Ownership Interests sold decreased 1.0% from 387 in the three months ended September 30, 2005 to 384 for the same period in 2006 and decreased 2.8% from 1,213 in the nine months ended September 30, 2005 to 1,179 for the same period in 2006.  The decrease for the three and nine months ended September 30, 2006 is due to the closure of the Las Vegas sales office and closure of full-time operation of the Tucson sales office, offset by increases at the Sedona, Rancho Mañana and San Carlos sales offices.  The three and nine months ended September 30, 2006 included 424 and 1,344 biennial Vacation Ownership Interests (counted as 212 and 672 annual Vacation Ownership Interests) compared to 490 and 1,481 biennial Vacation Ownership Interests (counted as 245 and 740.5 annual Vacation Ownership Interests) in the same period in 2005.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 0.5% to $1,549,281 for the three months ended September 30, 2006 from $1,556,367 for the same period in 2005 and decreased 3.2% to $4,085,002 for the nine months ended September 30, 2006 from $4,220,747 for the same period in 2005.  The decrease in the three and nine months ended September 30, 2006 reflects a reduction in marketing efforts to existing owners at the VCA-Tucson sales office.  The average sales price per Vacation Ownership Interest sold (including Upgrades) decreased 3.9% or $843 to $20,504 for the three months ended September 30, 2006 from $21,347 in 2005 and increased 1.4% or $275 to $20,235 for the nine months ended September 30, 2006 from $19,960 for the same period in 2005.  The decrease in average sales price for the three months ended September 30, 2006 is due to the closure of full-time operation of the Tucson sales office which had significant upgrade activity in 2005 discussed above.  The average sales price increase for the nine months ended September 30, 2006 is due to the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades).  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Resort operating revenue decreased 2.6% or $130,021 to $4,934,308 for the three months ended September 30, 2006, and increased 3.6% or $494,261 to $14,402,310 for the nine months ended September 30, 2006.  The decrease for the three months ended September 30, 2006 is due to a decrease of available rooms resulting from renovations in Sedona.  The increase for the nine months ended September 30, 2006 reflects increased occupancy at the Company’s Arizona resorts due in part to the inclement weather in January and February 2005.  Cost of resort operations as a percentage of resort operating revenue increased from 84.1% to 91.3% for the three months ended September 30, 2005 and 2006 and increased from 87.3% to 91.5% for the nine months ended September 30, 2005 and 2006 due to startup costs for Premiere Vacation Club at the Roundhouse Resort, the write-off of obsolete retail goods and because a recovery related to storm damage reduced expenses in first quarter 2005.

Interest and finance income decreased 30.0% to $997,236 for the three months ended September 30, 2006 from $1,423,549 for the same period in 2005 and decreased 10.8% to $3,051,426 for the nine months ended September 30, 2006 from $3,422,044 for the same period in 2005 reflecting a decrease in the interest spread on sold notes, decreased Customer Note balances due to reduced sales and a reduction in notes sold.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 15.1% and 14.9% for the three and nine months ended September 30, 2005 to 12.8% and 11.9% for the three and nine months ended September 30, 2006, reflecting adjustments made as the result of adopting SFAS No. 152 and increases in bottom line sales prices.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 67.2% for the three months ended September 30, 2006 from 59.5% for the same period in 2005 and increased to 66.8% for the nine months ended September 30, 2006 from 62.4% for the same period in 2005. As explained above, SFAS No. 152 requires estimated and actual uncollectible revenue be offset against sales of Vacation Ownership Interests.  Had the Company not been required to implement SFAS No. 152, sales and marketing as a percentage of sales of Vacation Ownership Interests would have been 64.2% and 63.8% for the three and nine months ended September 30, 2006.  The increase for the three and nine months ended September 30, 2006 is due a decrease, despite increased revenues, in performance at the Rancho Mañana sales office due to higher costs per tour and start-up costs related to the reopening of the VCA South Bend sales office in the third quarter 2006.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was 4.4% of sales of Vacation Ownership Interests in the three and nine months ended September 30, 2005.  SFAS No. 152 now requires the estimated and actual uncollectible revenue be deducted from revenue instead of being classified as an expense.

General and administrative expenses increased to 11.4% of total revenue for the third quarter ended September 30, 2006, from 8.8% for the same period in 2005 and decreased to 10.5% of total revenue for the nine months ended September 30, 2006 from 10.9% for the same period in 2005.  The increase for the three months ended September 30, 2006 is due to increased expense for amortization of compensation deferred under the Stock Bonus Plan.  The decrease for the nine months ended September 30, 2006 is due to increased contributions in 2005 to the Company’s profit sharing and employee stock ownership plans, as well as increased charitable contributions following the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas.

Income from land and other, net for the nine months ended September 30, 2006 includes a net gain of $699,015 on the sale of 402,142 shares of GWWI common stock.  Income from land and other, net for the nine months ended September 30, 2005 included a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets for $18,000,000 in April 2005.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Gain on sale of partnership interests is the gain of $582,909 on the Company’s sales totaling 3.0% Percentage Interest of ILX-Bruno.

Interest expense increased 31.5% to $732,333 for the three months ended September 30, 2006 from $556,894 for the same period in 2005 and increased 18.7% to $2,089,446 for the nine months ended September 30, 2006 from $1,760,386 for the same period in 2005. The increases for the three and nine months ended September 30, 2006 reflect the combined net effect of higher interest rates on the Company’s variable rate notes and greater capitalization of interest in 2006.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the nine months ended September 30, 2006, cash provided by operations was $4,027,691 as compared to cash used in operations of $1,808,772 for the nine months ended September 30, 2005.  The increase in cash provided by operations reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2005 for the construction of Premiere Vacation Club at the Roundhouse Resort which was completed in early 2006, a decrease in notes receivable due to the repayment of a note receivable held by the Company’s subsidiary, Genesis Investment Group, Inc., a gain on the sale of common stock held by the Company, a gain on the sale of a portion of the Company’s partnership interest in ILX-Bruno, and a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas, which was deducted from cash flows from operations in 2005.  These increases in cash are offset by a decrease in net income and the resultant income tax expense, a decrease in other assets due to lower prepaid income taxes in 2006, a decrease in accrued and other liabilities resulting from a decrease in accrued lawsuit settlement fees and timing differences of amounts payable to the homeowners’ associations.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions, however the sale of the Las Vegas leasehold interest resulted in net cash provided by investing activities of $17,281,956 for the nine months ended September 30, 2005.  Net cash used in investing activities was $2,093,330 for the nine months ended September 30, 2006.  Net cash used in investing activities in 2006 includes capital expenditures for projects in Sedona, net of the proceeds from the sale of Greens Worldwide Incorporated common stock of $719,015 and proceeds from the sale of ILX-Bruno partnership interests of $700,000.

Net cash used in financing activities in the nine months ended September 30, 2005 and 2006 was $11,813,926 and $873,686, respectively.  Principal payments on notes payable were higher in 2005 because in conjunction with the sale of the Las Vegas leasehold interest, the note payable secured by the leasehold interest was paid in full and proceeds from the sale were also used to pay down existing notes payable.  In 2005, cash used in financing activities was offset by the initial contribution of $1,050,000 from the minority interest holder of ILX- Bruno and in 2006, the same interest holder contributed an additional $900,000 in working capital contributions.

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

Credit Facilities and Capital

At September 30, 2006, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At September 30, 2006, $19.9 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At September 30, 2006, approximately $13.2 million was available under this commitment.

At September 30, 2005 and 2006, the Company had approximately $14.1 million and $12.7 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In August 2006, the Company amended an existing line of credit to increase the borrowing limit to $1.5 million and extend the maturity to May 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

In September 2006, the Company borrowed an additional $2.0 million on the existing note payable on VCA-South Bend to finance expansion.  The note was amended to provide for the increased borrowing, to extend the maturity to 2014 and to reduce the interest rate to the greater of 5% or prime + 0.75%.

In the first nine months of 2006, the Company purchased 70,807 treasury shares for a cost of $702,937.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of September 30, 2006.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$38,126,000	$ 5,235,000	$ 11,806,000	$11,601,000	$ 9,484,000
Operating Leases	17,293,000	1,686,000	3,143,000	2,396,000	10,068,000
Total	$55,419,000	$ 6,921,000	$ 14,949,000	$13,997,000	$ 19,552,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2006.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at September 30, 2006, then based on the $21.7 million balance of variable rate debt at September 30, 2006, interest expense would increase or decrease by approximately $217,000 (before income taxes) per annum.

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

Part II

Item 1.

Legal Proceedings

In October 2005, GOLV filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  Discovery commenced in October 2006.  The Company believes that the allegations are without merit and intends to vigorously defend the case.

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  Discovery has just commenced, with the Company having recently served its initial disclosure statement.  The Company believes the allegations are without merit and intends to vigorously defend the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 1A.

Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

July 1, 2006 - July 31, 2006	2,000	$ 9.41	-	-

August 1, 2006 - August 31, 2006	7,000	9.39	-	-

September 1, 2006 - September 30, 2006	9,907	9.22	-	-
Total	18,907	$ 9.30

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

Date:  As of November 8, 2006