Form 10-K
period 2006-12-31
ILX RESORTS INC
filed 2007-04-02
CIK 819551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2006

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-13855
ILX RESORTS INCORPORATED
ARIZONA	86-0564171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2111 East Highland Avenue, Suite 200, Phoenix, AZ 85016
Registrant’s telephone number, including area code (602) 957-2777
Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each Exchange on which registered
Common Stock, without par value	American Stock Exchange, Inc.

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. __ Yes

_X_ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __Yes_X_No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  _X_ Yes  __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  __

Accelerated filer __

Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company.

__ Yes

_X_ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 23, 2007
Common Stock, without par value	3,489,217 shares

At June 30, 2006, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $14.0 million.

Portions of Registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

 ILX RESORTS INCORPORATED

2006 Form 10-K Annual Report

Table of Contents

PART I

3

Item 1.

Business

3

Item 1A.

Risk Factors

5

Item 1B.

Unresolved Staff Comments

14

Item 2.

Properties

15

Item 3.

Legal Proceedings

27

Item 4.

Submission of Matters to a Vote of Security Holders

27

PART II

28

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

28

Item 6.

Selected Financial Data

29

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

29

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

35

Item 8.

Financial Statements and Supplementary Data

36

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 9A.

Controls and Procedures

36

Item 9B.

Other Information

36

PART III

36

Item 10.

Directors, Executive Officers and Corporate Governance

36

Item 11.

Executive Compensation

36

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

36

Item 13.

Certain Relationships and Related Transactions, and Director Independence

36

Item 14.

Principal Accounting Fees and Services

37

PART IV

37

Item 15.

Exhibits, Financial Statement Schedules

37

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

Item 1.  Business

The Company

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of the unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land in the early development stages in Puerto Peñasco, Mexico and Sedona, Arizona (collectively, the “ILX resorts”).  The Company also holds 2,083 weeks at the Carriage House in Las Vegas, Nevada, 158 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona and 191 weeks in the Roundhouse Resort in Pinetop.  One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

At December 31, 2006, the ILX resorts represented an aggregate of 601 units and 31,406 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 191 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 1,898 weeks in the Carriage House in Las Vegas, Nevada, and 153 weeks at the Scottsdale Camelback Resort.  The 31,406 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests.  The Company also holds additional interests, which consisted, at December 31, 2006, of an aggregate of approximately 204 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, California, Mexico, Nevada and elsewhere (collectively, the “Additional Interests”), including 185 in the Carriage House which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2006, the Company increased the number of ILX resorts from two to eleven (excluding the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 31,610 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House, the Scottsdale Camelback Resort Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues increased from $6.1 million in 1991 to $54.5 million in 2006.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices and/or terms because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and undervalued Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (184 units including the adjacent Celebrity House), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Bell Rock Inn in the Village of Oak Creek near Sedona, Arizona (77 units), Rancho Mañana Resort in Cave Creek, Arizona (19 units), Premiere Vacation Club at the Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 2,083 vacation ownership interests at the Carriage House in Las Vegas, Nevada, and the 158 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

Utilizing management’s development expertise, the Company developed and implemented the Varsity Clubs concept.  This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities.  The first Varsity Clubs, VCA–South Bend, currently consisting of 62 units, is located approximately three miles from the University of Notre Dame in South Bend, Indiana.  The Company is currently constructing an additional 24 units that will be completed in summer 2007.  The second Varsity Clubs, VCA–Tucson, consisting of 60 units, is located approximately three miles from the University of Arizona in Tucson, Arizona.  The scope of the Company’s activities since 1991 have enabled the Company’s management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company’s operating and growth strategies, including property identification and acquisition, property development and rehabilitation, operation of resort properties and Vacation Ownership Interest sales and marketing.

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2006 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners Inc. 2006 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal automobile with 83% using their personal automobile on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  This belief is confirmed in the previously noted II study that indicates 69% of prospective timeshare buyers took a weekend trip in the last 12 months. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2006, the Company operated ten resorts consisting of 601 units and held 7,279 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club.  The Company operates Rancho Manana partly through an assignment of certain responsibilities to the entity which had operated the resort prior to the Company’s acquisition of it.  Third parties operate the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at or near selected ILX resorts.

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

During 2006, the Company sold 2,349 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 2,546 and 2,931 during 2005 and 2004, respectively.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $16,247 for an annual interest and $8,682 for a biennial interest, resulting in a weighted average price of $16,860 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2006 and $15,405 for an annual interest and $8,725 for a biennial interest, resulting in a weighted average price of $16,648 during the year ended December 31, 2005.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2006, the Company had an existing inventory of 7,279 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club).

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

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH. We intend to selectively acquire and develop new vacation ownership resorts and to continue to expand our existing resorts. Our plans include the: development of approximately 22 acres of land in Sedona, adjacent to our Los Abrigados Resort, to be known as The Villages at Legacy Park (“Legacy Park”) and approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  Acquiring and developing new resorts, Legacy Park and Puerto Peñasco will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include, but are not limited to, the following:

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

We project that currently planned development and expansion at our resorts, and land in the planning stages (including Legacy Park), may cost in excess of $50 million.  Although we have preliminarily secured adequate financing for the projects currently under development, we cannot provide assurance that adequate financing for future development projects will be available on terms and conditions favorable to our Company.  Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company. Factors that could affect our access to the capital markets, or the cost of such capital, include the following:

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

WE COULD INCUR SUBSTANTIAL LOSSES IF PURCHASERS OF VACATION OWNERSHIP INTERESTS DEFAULT ON THEIR OBLIGATIONS TO PAY THE BALANCE OF THE PURCHASE PRICE.  We require purchasers to make a down payment of at least 10% of the aggregate purchase price of the vacation ownership interest, plus the cost of any incentives given at the time of sale, and to deliver a promissory note to us for the balance. Although we conduct credit pre-approval due diligence with respect to each purchaser, we bear the risk of default associated with customer notes that we retain and those that we sell with recourse to our company. If a buyer of a vacation ownership interest defaults, we generally will pursue collection remedies to the extent legally permitted. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. If we are unable to collect the defaulted amount or to obtain a voluntary quitclaim deed to the mortgaged interest, we likely will foreclose on and then remarket the recovered vacation ownership interest. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we must incur such costs again to resell the vacation ownership interest. In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset. We generally do not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

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

OUR BORROWING BASE AND/OR OUR ABILITY TO SELL CUSTOMER NOTES MAY BE ADVERSELY AFFECTED BY THE NATURE AND QUALITY OF THE CUSTOMER NOTES.  We typically finance our working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders. As of December 31, 2006, we had agreements with one lender to borrow up to $30.0 million against conforming retained customer notes, of which approximately $13.5 million remained available for borrowing. In addition, as of December 31, 2006, we had an agreement with one lender under which we can sell up to $30.0 million of conforming customer notes, of which approximately $18.5 million remained available.

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

WE GENERALLY EXPERIENCE NEGATIVE CASH FLOW UPON THE SALE OF FINANCED VACATION OWNERSHIP INTERESTS.  On financed sales, we ordinarily receive only 10% of the purchase price on the sale of a vacation ownership interest plus the cost of incentives given at the time of sale, but we must pay in full the costs associated with the development, marketing, and sale of the vacation ownership interest. These costs generally exceed the downpayment we receive at the time of sale. Maximum borrowings and sales of notes available under our existing credit facilities may not be sufficient to cover these costs, which could limit our available capital resources, liquidity, and capacity to grow. Our existing credit facilities expire at various dates in 2007 and 2008. We presently do not have binding agreements to extend the terms of our existing credit facilities or for any replacement financing upon the expiration of our existing credit facilities. Moreover, we cannot provide assurance that we will be able to arrange alternative or additional credit facilities on terms that are satisfactory to our company in the future. Accordingly, future sales of vacation ownership interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that we finance. Although we currently are selling customer notes at a premium, to the extent that we finance our negative cash flow by selling customer notes to lenders in the future we may be able to sell such notes only at a discount from the face value of such notes. In addition, we cannot provide assurance that we will be able to negotiate the sale of such customer notes at favorable rates, or at all.

FLUCTUATIONS IN INTEREST RATES AND INTEREST RATE MISMATCHES COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, LIQUIDITY, AND FINANCIAL POSITION. We currently derive a portion of income from the spread between the interest rates we charge our customers and the interest rates at which we borrow against customer notes or at which we sell customer notes. We cannot provide assurance, however, that the present interest rate spread will continue in the future. We may not be able to maintain these spreads as a result of decreases in the rates we are able to charge customers or increases in the prime lending rate, or upon the expiration of our current credit facilities and our inability to replace such facilities at existing terms. In addition, our indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates. As a result, increases in interest rates could cause our interest expense to exceed our interest income on our portfolio of retained customer notes. Moreover, we currently do not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.  If there were a one-percentage point change, based on the $21.1 million balance of variable rate debt at December 31, 2006, interest expense would increase or decrease by approximately $211,000 (before income taxes) per annum. Further, to the extent interest rates generally decrease on third-party financing available to our customers, we face an increased risk that customers will pre-pay their customer notes and reduce our income, if any, from financing activities. In addition, if a customer prepays a note that we have sold, we are required to repay the unearned interest premium, if any, on the note.

THE MISMATCH BETWEEN CUSTOMER NOTES AND OUR CREDIT FACILITIES COULD CREATE SIGNIFICANT LIQUIDITY RISKS. Customer notes typically have a seven-year term, while our related revolving credit facilities mature or expire on different dates over the next five years. Accordingly, a mismatch exists between our anticipated cash receipts and cash disbursements. Although we historically have been able to secure financing sufficient to fund our operations, we currently do not have agreements with our lenders to extend the respective terms of our existing credit facilities or to replace such credit facilities upon their expiration. Our failure to obtain such refinancing or replacement credit facilities could require us to sell our portfolio of retained customer notes, potentially at a discount, or to seek other alternatives to enable us to continue in business. While we have been successful in obtaining financing to date, we cannot provide assurance that we will be able to do so in the future. The failure to do so in the future could have a material adverse effect on our results of operations and liquidity.

WE FACE SUBSTANTIAL COMPETITION IN THE VACATION OWNERSHIP INDUSTRY.

The vacation ownership industry consists of a large number of local and regional resort developers and operators. In addition, we face competition from some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and their subsidiaries and affiliates.  Many of these companies have much greater access to capital and other resources than we do. As a result, we may be at a competitive disadvantage with our competitors for access to marketing, personnel, and other resources that we require to compete successfully. In addition, competition from other vacation ownership resort developers and operators may limit our ability to acquire additional resorts and to obtain access to affinity groups. Our business and results of operations may be materially adversely affected if we are unable to compete successfully against such companies.

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

OUR COMPANY FACES SIGNIFICANT RISKS ASSOCIATED WITH LEVERAGE.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities or under credit facilities that we will obtain in the future. The definitive agreements with respect to these credit facilities do and could contain restrictive covenants that limit our ability to, among other things, make capital expenditures, incur additional indebtedness, pay dividends, and dispose of assets or that require us to maintain certain financial ratios. The indebtedness incurred under these credit facilities may be secured by mortgages on all or a portion of our resorts, customer notes, and other assets. If we default under one or more of these credit facilities, our lenders could foreclose on the vacation ownership properties secured by a mortgage or deed of trust or take possession of other assets pledged as collateral. In addition, future credit facilities may not provide for the lender to release liens on our vacation ownership interests when we sell such interests. Such restrictions could impair the marketability of our vacation ownership interests.

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

THE COMPANY MAY BE SUBJECT TO LITIGATION WHICH COULD CAUSE IT TO INCUR SIGNIFICANT EXPENSES.

Responding to litigation claims could be costly and time consuming and divert management’s attention from other business issues.  We encounter litigation in our normal course of business, however, we are currently involved in litigation outside of this normal scope.  In October 2005, Greens of Las Vegas (“GOLV”) filed suit against ILX, Varsity Clubs of America Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleges that we interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and our subsidiary VCA-NV, fraud, unjust enrichment and civil conspiracy.  We answered the complaint on March 16, 2006 and asserted various counterclaims.  Discovery commenced in October 2006 but is in the early stages.  We believe that the allegations are without merit and intend to vigorously defend the case.    We believe it is too early to project the ultimate financial impact of an adverse result upon the company.

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against ILX, our wholly-owned subsidiary Premiere Development Incorporated (“PDI”) and Premiere Vacation Club (“PVC”).  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  We answered the complaint in September 2006 and asserted various counterclaims.  Discovery has commenced and is in the early stages.  We believe the allegations are without merit and intend to vigorously defend the case.  We believe it is too early to project the ultimate financial impact of an adverse result upon the company.

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

ACCELERATION OF DEFERRED TAXES AND NET OPERATING LOSS CARRYFORWARD LIMITATIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND LIQUIDITY.

While we report sales of vacation ownership interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow us to report a portion of financed sales on the installment method, if we so elect. When we elect the installment method, we recognize income on the sale of a vacation ownership interest (a) when we receive cash in the form of a down payment, and (b) incrementally as we receive payments on retained customer notes or when we factor the customer note. As of December 31, 2006, we had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in our financial statements) in the amount of $6.8 million as a result of this method of reporting sales of vacation ownership interests. If we should factor the customer notes, if a lender forecloses on the retained customer notes, or if we otherwise collect or dispose of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due. Moreover, we would owe accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by our company, the likelihood of which is not now reasonably ascertainable. We cannot provide assurance that we will have sufficient cash resources to pay those taxes and interest if and when they become payable. Furthermore, if our sales of vacation ownership interests should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods. Consequently, our liquidity and financial position could be adversely affected.

At December 31, 2006, our wholly-owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), had net operating loss, or "NOL," carryforwards of approximately $378,000.  These NOL carryforwards are limited as to usage because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOL’s will expire in 2008.

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

DOWNTURNS IN GENERAL ECONOMIC CONDITIONS CAN SIGNIFICANTLY IMPACT OUR FINANCIAL CONDITION AND OPERATING RESULTS.

Any adverse change in general economic conditions, significant price increases, or adverse occurrences affecting the travel and tourism industry, such as the impact of war or terrorist activity, cyclical overbuilding in the hotel and vacation ownership industries, the financial condition of the airline industry and the impact on air travel, or a significant increase in gasoline prices could have a material adverse effect on our company's business and results of operations. Such conditions or occurrences also may have an adverse effect upon the availability and cost of financing for our company and our customers, which could preclude us from making loans to customers for vacation ownership interest purchases or prevent our customers from paying off outstanding customer notes.

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

INCREASED GASOLINE PRICES, AN OUTBREAK OF WAR, ACTS OF TERRORISM, UNFORESEEN NATURAL DISASTERS OR SIMILAR EVENTS COULD NEGATIVELY IMPACT OUR BUSINESS.

Increased gasoline prices, war, or acts of terrorism, forest fires, inclement weather or other unforeseen natural disasters or similar events could reduce consumer travel. If consumer travel to our resorts and sales centers declines as a result of these or other factors, we could experience lower income due to reduced room rentals and/or fewer opportunities for sales presentations to prospective purchasers of vacation ownership interests.

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

At February 28, 2007, Joseph P. Martori beneficially owned approximately 25.3% of our outstanding common stock (and all of our officers and directors as a group beneficially owned approximately 39.6% of our outstanding common stock). Because of his ability to elect at least two of our directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected. To the extent that Mr. Martori elects to reinvest dividends paid on his shares of common stock and some of our other shareholders do not reinvest their dividends, Mr. Martori's percentage ownership of our outstanding common stock will increase, which could further increase Mr. Martori's control over our company.

At February 28, 2007, our Employee Stock Ownership Plan and Trust (ESOP) held approximately 18.3% of our outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the ESOP that have been allocated to their respective accounts.  Our ESOP may acquire newly issued shares of common stock from us or already issued shares on the open market.  To the extent the ESOP acquires shares, and shares are granted to key employees under our Stock Bonus Program, an increasing concentration of our ownership will reside with our employees, including our executive officers.

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

•

our actual operating performance and financial condition;

•

fluctuation in interest rates and other conditions that could adversely affect real estate values in general or the market for vacation ownership interests in particular;

•

price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•

any failure to meet market expectations.

From January 1, 2006 through December 31, 2006, the closing price of our common stock as reported on The American Stock Exchange ranged from a high of $10.57 to a low of $9.06.  As a result of this volatility, an investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Resorts

The table below sets forth certain information, as of December 31, 2006, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 10 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

			Size of
			Units [1]		Resort Amenities
Resorts [2]	Location	S	1BR	2BR	Restaurant/Lounge	Whirlpool/Spa	Swimming Pool	Fitness Center	Local Amenities [3]

Los Abrigados Resort	Sedona, AZ		158	26 [4]	3/1	Y	Y-2	Y	B,BB,BL,BS,
& Spa									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	3/1	Y	Y-2	Y	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,MT,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	4/2	Y	Y	N	BL,BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,T,

Bell Rock Inn	Village of	62	11	4	0/0	Y	Y-2	N	B,BB,BL,
	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V

Rancho Mañana Resort	Cave Creek, AZ			19	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH

Premiere Vacation Club at
the Roundhouse Resort	Pinetop, AZ			21	0/0	Y5	Y5	N	C,D,F,FW
									G,H,MT,Sh,SS,
									T,TH

VCA–South Bend	South Bend, IN		56	6	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed as Vacation Ownership Interests		134	301	127

Los Abrigados Lodge[6]	Sedona, AZ	39			N	N	Y	N	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Total		173	301	127

1

“S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit.  Units with the same number of bedrooms may vary in size and amenities.

2

Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House, the Roundhouse Resort and Scottsdale Camelback Resort has not been included in the following chart, as the Company only owns a number of Vacation Ownership Interests at such resorts and does not own any of such resorts.

3

B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, BS - Bird Sanctuary, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, L - Labyrinth, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.

4

Includes the Celebrity House which is adjacent to Los Abrigados.

5

Premiere Vacation Club at the Roundhouse Resort guests have access to the pool and other amenities, including basketball and racquetball courts and the recreation center at the adjacent Roundhouse Resort under a usage agreement.

6

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

Amenities at the resort include three restaurants and a sports bar, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball court, miniature golf, bird sanctuary, labyrinth, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities.  In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible.  Los Abrigados is an II Five-Star resort.

As of December 31, 2006, Los Abrigados contained 9,568 Vacation Ownership Interests, of which approximately 278 remained available for sale (excluding 4,088.5 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.  The Company, through its ownership in ILX–Bruno LLC (“ILX–Bruno”), purchased approximately 22 acres of land adjacent to Los Abrigados in October 2005 and plans to develop Legacy Park, which includes 82 units or 4,264 Vacation Ownership Interests, on a portion of the land.

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

As of December 31, 2006, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 113.5 remained available for sale (excluding 324.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Kohl’s Ranch Lodge.  Kohl’s Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona.  It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world.  Kohl’s Ranch consists of 66 units.  Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in a duplex cabin overlooking the creek.  The Horton House is a luxury unit that sleeps eight and features a large deck with a barbecue, two full bedrooms and baths and a library. This resort has an on-site sales office.

Kohl’s Ranch offers a variety of common area amenities including an outdoor heated pool, outdoor whirlpool spa, exercise room, putting green, bocce ball court, children’s playground, gazebos, sport court and pole barn.  Each unit at the resort offers a mini-kitchenette or full kitchen, and many have a fireplace.  In addition, Kohl’s Ranch offers a unique pet resort facility.  Kohl’s Ranch is both an RCI and an II resort.

As of December 31, 2006, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which 17 were available for sale (excluding 2,955.5 Vacation Ownership Interests owned by Premiere Vacation Club).

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

Golden Eagle is centered around the historic Crag’s Lodge, a four-story wood frame building constructed in the early 1900s, which is listed on the National Registry of Historic Places by the United States Department of the Interior, and serves as the resort’s main lodge.  Amenities offered at this resort include a restaurant, bar and a gathering and recreation area with a stone fireplace, as well as six guest rooms in a freestanding building.  Each unit at Golden Eagle features a kitchenette, and living and dining areas.  Additional amenities at this resort include a heated pool and spa as well as local outdoor attractions.  Golden Eagle is both an RCI and an II resort.

As of December 31, 2006, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which 204 were available for sale (excluding 995 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

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

Sea of Cortez Premiere Vacation Club has a swimming pool, outdoor restaurant and lounge, volleyball court and beach access, and each unit has an ocean view, a separate living area, bedroom(s), full kitchen and balcony or patio.  Amenities of the adjacent San Carlos Plaza Resort are also available to Premiere Vacation Club owners.  Such amenities include an outdoor swimming pool, whirlpool spa, three restaurants, including a Joey Bistro consistent with the restaurant theme originally introduced at Los Abrigados, several lounges, a disco, gift shops and water sports equipment.  This resort has an on-site sales office.  Sea of Cortez Premiere Vacation Club is an II Five-Star resort.

All 1,500 Sea of Cortez Premiere Vacation Club Vacation Ownership Interests have been annexed into Premiere Vacation Club.

Bell Rock Inn. The Bell Rock Inn, in the Village of Oak Creek, Arizona is located approximately six miles south of Los Abrigados Resort & Spa.  The resort currently consists of 77 studio, one and two-bedroom units, most of which include a fireplace and mini-kitchen facilities on approximately four acres of land.  Renovations in 2007 will bring the total number of rooms to 85.  The Bell Rock Inn has two heated pools, a whirlpool spa and outdoor fireplaces.  The Bell Rock Inn is an II resort.

As of December 31, 2006, the Bell Rock Inn contained 4,004 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.  The Company is currently renovating this property and the new rooms will be completed late in 2007.

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

The Company may in the future build additional units and certain common area amenities on the 3.81 acres.  As of December 31, 2006, Rancho Mañana contained 988 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Premiere Vacation Club at the Roundhouse Resort.  Premiere Vacation Club at the Roundhouse Resort is located in Pinetop/Lakeside Arizona. The resort consists of 21 two-bedroom log-sided cabins on four acres of land in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix.   The resort also contains a miniature golf course.  Guests at Premiere Vacation Club at the Roundhouse Resort have use privileges of the recreation center at the adjacent Roundhouse Resort.  The recreation center contains an indoor pool, racquetball and basketball courts and other recreational opportunities.  The resort is an II resort and is proximate to golf courses, skiing, horseback riding and other outdoor activities.

As of December 31, 2006, Premiere Vacation Club at the Roundhouse Resort contains 1,092 Vacation Ownership Interests, all of which are annexed to Premiere Vacation Club.

Roundhouse Resort.  The Roundhouse Resort, is a fully sold out 59-unit timeshare resort located on 9.5 acres adjacent to Premiere Vacation Club at the Roundhouse Resort. The resort is an RCI resort.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2006, all 191 Vacation Ownership Interests in the Roundhouse Resort which have been acquired by the Company have been annexed into Premiere Vacation Club.

VCA–South Bend.  The Company’s first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA–South Bend currently offers 62 units (with an additional 24 units under construction), consisting of one- and two-bedroom suites.

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

As of December 31, 2006, this resort contained 3,224 one-week Vacation Ownership Interests, of which 414.5 were available for sale (excluding 1,549 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company is currently constructing an additional 24 units (1,248 one-week Vacation Ownership Interests).

VCA–Tucson.  The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA–Tucson offers 60 units, consisting of studio, one- and two-bedroom suites.  This resort has on-site sales facilities which are currently utilized on a seasonal basis only.

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

At December 31, 2006, this resort contained 3,120 one-week Vacation Ownership Interests, of which 58 were available for sale (excluding 2,861.5 Vacation Ownership Interests owned by Premiere Vacation Club).

Los Abrigados Lodge.  The Company leases a hotel in uptown Sedona, Arizona.  The lease commenced October 1, 2000 and terminates on December 31, 2021 and contains a provision in which the term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021.  The property is used for hotel accommodations, mainly for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2006, this resort contains 39 units.  These units are not offered for sale as Vacation Ownership Interests.

The Carriage House

In June 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2006, the Company has purchased additional inventory and intends to continue to acquire Vacation Ownership Interests in the Carriage House and annex the interests into Premiere Vacation Club in the future.  At December 31, 2006, the Company holds 2,083 Vacation Ownership Interests, 1,898 of which have been annexed into Premiere Vacation Club.

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

At December 31, 2006, the Company had acquired a total of 158 Vacation Ownership Interests in Scottsdale Camelback Resort, of which 153 are annexed into Premiere Vacation Club.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002, 2004 and 2005 the Company annexed additional units and as of December 31, 2006, Premiere Vacation Club included a total of 22,600 Vacation Ownership Interests.  The 22,600 Vacation Ownership Interests annexed into the Club consist of 4,088.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 324.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,955.5 Vacation Ownership Interests in Kohl’s Ranch Lodge, 995 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 1,549 Vacation Ownership Interests in VCA–South Bend, 2,861.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191 Vacation Ownership Interests in the Roundhouse Resort, 1,898 Vacation Ownership Interests in the Carriage House, 4,004 Vacation Ownership Interests in Bell Rock Inn, 988 Vacation Ownership Interests in Rancho Mañana Resort and 153 Vacation Ownership Interests in the Scottsdale Camelback Resort.

At December 31, 2006, 6,004 of the 22,600 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and memberships in Premiere Vacation Club are offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2006, the Company owned eight Vacation Ownership Interests in a resort in South Africa, four right-to-use Vacation Ownership Interests in a resort in Mexico and one to two Vacation Ownership Interests in each of a number of additional resorts, all of which it holds for resale.

Land

In June 2005, the Company acquired approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  The Company intends to develop the land into a resort featuring up to 73 units or 3,796 Vacation Ownership Interests.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an 85% interest in ILX–Bruno.  In October 2005, ILX–Bruno completed the acquisition of two parcels of the land and acquired the third parcel in June 2006.  In November 2006, the Company received the unanimous approval by the City Council of Sedona, Arizona of a requested Community Plan Amendment to construct Legacy Park on the acquired parcels.  Proposed plans for Legacy Park include 82 timeshare units (4,264 Vacation Ownership Interests) in three villages, nine workforce housing units, eight luxury condominium residences, two small retail shops, a public park, a Congressional Medal of Honor memorial, facilities for the Sedona Project, which is a consortium of several significant universities dedicated to innovation in environmental sustainability, hiking trails, and more than ten acres of open space.

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

Customer Satisfaction.  The Company believes that its inventory of highly desirable resorts with extensive amenities, combined with flexible purchase options have resulted in a high level of customer satisfaction.  Each of the ILX resorts is located in an area with unique tourist attractions and most offer food, beverage and other amenities comparable to full-service commercial lodging facilities, with discounted prices extended to ILX owners at the facilities it operates.  As a result, the Company believes ILX owners generally have a high level of satisfaction, resulting in additional purchases and increased goodwill.  The Company capitalizes upon this by directing a portion of its marketing efforts towards sales of Vacation Ownership Interests to existing ILX owners.

Enhanced Amenities.  Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests, the Premiere Vacation Club at the Roundhouse Resort and the Bell Rock Inn) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high quality resorts.  Many resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “The Resorts.”

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

Convenient Access Resorts.  The Company’s CARs are located within a two-hour drive of many ILX owners’ principal residences, which accommodates a demand for more frequent and convenient “short-stay” vacations without the costs and difficulties of air travel.  This proximity also facilitates marketing of the Company’s Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at the various properties included in Premiere Vacation Club (including the VCAs) or exchange their entire interest during any year through an exchange network.  In addition to the use of their Vacation Ownership Interest, owners who have purchased from ILX are also entitled to day-use of the offered amenities and discounted food, beverage and other services at their individual ILX resort or, in the case of Premiere Vacation Club members, at ILX resorts included in Premiere Vacation Club, with some exceptions, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

Standard Design, Lower Construction and Operating Costs of Varsity Clubs.  The Company’s Varsity Clubs concept is based upon its VCA–South Bend prototype.  While each Varsity Club may have aspects uniquely tailored to its targeted customer base, the Company believes that its standard architectural and interior designs for Varsity Clubs will significantly reduce associated development and construction costs.  Standardization will also allow the Company to develop new Varsity Clubs and integrate new resorts in response to demand.  The Company anticipates that new Varsity Clubs, where entitlements are in place, can be constructed within one year from acquisition of the underlying real property.

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  The vast majority of the Company’s inventory of Vacation Ownership Interests qualify as “red time,” the highest demand classification for purposes of participation in exchange networks such as II and RCI.  The Company intends to develop additional Premiere Vacation Club resorts in other western United States sites or in Mexico that offer natural settings or other attractions to entice tourists to visit such locations.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 988 Vacation Ownership Interests in Rancho Mañana Resort, 1,898 Vacation Ownership Interests in the Carriage House in Las Vegas and 153 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona, Nevada and Mexico, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club, particularly to members residing in Metropolitan Phoenix.

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

The first Varsity Clubs facility is located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, and approximately 90 miles from Chicago, Illinois.  Customers purchase deed and title to a floating period’s use of a unit and unlimited day-use privileges at the common areas of the property.  Purchasers may also receive the right-to-use the facility on specified dates, such as dates of home football games, for which they pay a premium.  To date, VCA–South Bend has been able to compete favorably for commercial guests because of its superior facilities and amenities relative to other lodging accommodations in the area.  Expansion of 24 units is currently underway at the VCA-South Bend facility, which will bring this property to a total of 86 suites.

The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona.  This second Varsity Clubs offers 60 suites, or 3,120 one-week intervals.  VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes.  The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 930,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 200,000 people.  The Company believes that all of these factors increase the appeal of VCA–Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks.

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

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at ILX resorts.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its VCA-Tucson and Rancho Mañana sales offices by offering these prospective customers travel incentives in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have stronger sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 140 employees at December 31, 2006, including approximately 60 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 17.3% of Vacation Ownership Interest sales by the Company during 2006.  During 2005 and 2004, sales to ILX owners accounted for 19.3% and 16.9% of the Company’s total sales, respectively.

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

Customer Financing

The Company currently provides financing for approximately 80% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests plus the cost of any incentives given at the time of sale as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 14.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2006, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $36.4 million, of which $24.2 million were serviced by one outside vendor and had a weighted average yield of 14.5% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 9.75% per annum.

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

Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated.  Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2006, the Company retained Customer Notes in an aggregate principal amount of $36.4 million as compared to $7.9 million at December 31, 1995.

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

At December 31, 2006, the Company had an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2006, $18.5 million of the $30.0 million commitment was available to the Company.  The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, has a draw period through December 2007, and a maturity date of 2012.  At December 31, 2006, $13.5 million was available to the Company under this commitment.  The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2004, 2005 and 2006, the aggregate amount of these reserves was $3.3 million, $4.1 million and $4.3 million, respectively.  During 2005 and 2006, the Company’s provision for doubtful accounts exceeded actual write-offs by $0.7 million and $0.2 million respectively.  In 2004, the Company’s actual write-offs exceeded the provision for doubtful accounts by $1.5 million.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  In 2004, the Company wrote off receivables for which it had not exhausted collection efforts and had not accepted a deed back to the underlying property, thereby accelerating such write offs.  Future collections on such notes, if any, will be reported as increases to the allowance in the year collected.  The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2006, the Company received $19.8 million in net revenues from these operations, consisting of $13.3 million in room rental and vacation interval owner dues revenue, $4.2 million in food and beverage revenue and $2.3 million in other revenue.  Of these amounts, Los Abrigados contributed $10.1 million, or 51.0% of the Company’s total resort operations revenues in 2006.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First Piggy. The Company is in the development stage of a unique concept dedicated to promoting savings by children.  The proprietary First Piggy concept includes teaching children the benefit of savings and the concept of growth from compound interest through experiential learning.  Beginning with a small initial deposit, children will be able to develop life skills as they build financial resources for their futures.  Under the First Piggy program, accounts will be owned solely by the child (“Piglet”), and funds will remain in the child’s account and grow tax-free until the child reaches the age of majority.  The funds will be invested solely in financial instruments of the United States of America.  The focus will be on on-line services and information, with just one physical location, which is now complete and located on the grounds of Los Abrigados in Sedona, Arizona.  Savings will be augmented by rewards affiliates who will contribute a portion of qualifying purchases to the Piglet’s account when a First Piggy card is presented.  Additional cards may be issued to parents, grandparents and others so their purchases at affiliates can add to a child’s savings balance too.

First Piggy’s plans to engage outside service providers for functions for which third party sources are available at an attractive cost.  It intends to use its internal resources to direct and initially deliver the important tasks for which it has expertise, including developing a critical mass of Piglets and a network of rewards affiliates.  In addition to its participation as a founder and investor in First Piggy, the Company intends to be a rewards affiliate as well.  By offering Piglet enrollment, inclusive of deposit, to prospective customers as an inducement to attend a vacation ownership presentation as well as larger amounts as incentives for the purchase of vacation ownership, the Company will enjoy an exclusive advantage compared to others competing for tours and sales in the markets in which it operates.

First Piggy has filed an application with the Federal Deposit Insurance Corporation to be an Arizona state chartered bank, and is considered a bank in formation at the time of this Form 10-K.  Simultaneous with the application process, First Piggy is working to develop the necessary elements to support the application and the introduction and operation of the First Piggy program.  The equity structure of First Piggy will depend upon capital requirements and applicable regulations and has not yet been determined.

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company’s participation in the Vacation Ownership Interest exchange networks operated by II and RCI, the leading exchange network operators.  In the “2006 Ragatz Associates Resort Timeshare Consumers: Who They Are, Why They Buy,” exchange opportunity was cited by purchasers of interval interests as one of the five most significant factors in their motivation to purchase an interest.  ILX currently enrolls new purchasers in the II exchange network.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  The high rating of, and demand for, the ILX resorts enhance the exchange opportunities available to ILX owners.  If II or RCI is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

The Vacation Ownership Interest industry consists of a large number of local and regional resort developers and operators.  In addition, some of the world’s most widely-recognized lodging, hospitality and entertainment companies sell vacation ownership interests under their brand names, including Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and their subsidiaries and affiliates.  In addition, other publicly traded companies currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry.  There can be no assurance that the Company will be able to successfully compete with such companies.

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

Employees

As of December 31, 2006, the Company had approximately 840 employees, of which approximately 490 were employed on a full-time basis.  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

Item 3. Legal Proceedings

In October 2005, GOLV filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  Discovery commenced in October 2006 but is in the early stages.  The Company believes that the allegations are without merit and intends to vigorously defend the case.  The Company believes it is too early to project the ultimate financial impact of an adverse result upon the Company.

In September 2006, RMV and GD filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  Discovery has commenced and is in the early stages.  The Company believes the allegations are without merit and intends to vigorously defend the case.  The Company believes it is too early to project the ultimate financial impact of an adverse result upon the Company.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock.  The information is as reported by the American Stock Exchange, which listed the common stock of the Company on February 11, 1998.  As of December 31, 2006, the common stock was held by approximately 890 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  It has increased the dividend each year.  In 2005, the dividend was $0.44 per share and in 2006 the dividend was $0.47 per share, both paid in quarterly installments.  In September 2006, the dividend was increased to $0.50 per share, payable quarterly for 2007.  Dividends on common stock are subordinate to dividends payable on the Company’s Series A and Series C Preferred Stock.

	Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter	$10.82	$9.00
Second Quarter	10.25	9.15
Third Quarter	9.86	8.60
Fourth Quarter	10.69	8.50
Year Ended December 31, 2006
First Quarter	10.60	9.87
Second Quarter	10.30	9.07
Third Quarter	9.50	9.10
Fourth Quarter	9.75	8.99

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY,

NASDAQ MARKET INDEX AND SIC CODE INDEX

The data below compares the cumulative total return, assuming reinvestment of dividends, of the Company’s Common Stock with the SIC Code 701 Index (hotels and motels) from December 31, 2001 to December 31, 2006.  The Company has selected SIC Code 701 based on its belief that it is the most applicable comparison available, based upon the absence of 5-year historical data regarding publicly owned timeshare companies that derive substantial revenues from hotel/motel operations.

	2001	2002	2003	2004	2005	2006
ILX RESORTS INCORPORATED	100.00	118.80	110.43	166.14	177.33	168.69
SIC CODE INDEX	100.00	90.06	124.76	183.25	192.29	293.22
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

(B) Not applicable

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

October 1, 2006 - October 31, 2006	3,170	$ 9.16	-	-

November 1, 2006 - November 30, 2006	19,409	$ 9.59	-	-

December 1, 2006 - December 31, 2006	5,288	$ 9.65	-	-
Total	27,867	$ 9.55	-	-

Item 6. Selected Financial Data

The selected consolidated historical financial information set forth below for the five years ended December 31, 2006 has been derived from the consolidated financial statements of the Company.

The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2002	2003	2004	2005	2006
	(In Thousands, Except Per Share Data)
Revenues	$ 58,593	$ 65,390	$ 59,629	$ 56,887	$ 54,493
Net income from continuing operations	3,082	2,751	2,717	6,151	2,166
Net income (loss) from discontinued operations	1	(1,833)	(36)	93	-
Net income per share-basic from continuing operations	1.03	0.93	0.89	1.74	0.61
Net income (loss) per share-basic from discontinued operations	-	(0.63)	(0.01)	0.03	-
Net income per share-diluted from continuing operations	1.00	0.91	0.88	1.73	0.61
Net income (loss) per share-diluted from discontinued operations	-	(0.62)	(0.01)	0.03	-
Cash dividends declared per common share	-	0.40	0.42	0.44	0.47
Total assets	80,421	83,339	89,260	87,322	87,234
Notes payable	44,729	48,193	46,993	38,377	37,275
Shareholders’ equity	27,747	27,253	33,225	37,543	37,801

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

Executive Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of the unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns eight resorts in Arizona (including a resort in Sedona, Arizona that is not currently registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement), one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, 191 weeks at a resort in Pinetop, Arizona, 2,083 Vacation Ownership Interests in a resort in Las Vegas, Nevada and 158 weeks at a resort in Scottsdale, Arizona.

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

Results Of Operations

The following table sets forth certain operating information for the Company.

	Year Ended December 31,
	2004	2005	2006

As a percentage of total revenues:
Sales of Vacation Ownership Interests	61.3%	59.3%	58.9%
Estimated uncollectible revenue	-	-	(2.6%)
Resort operating revenue	31.8%	33.6%	36.3%
Interest and finance income	6.9%	7.1%	7.4%
Total revenues	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	13.0%	14.8%	12.6%
Sales and marketing	62.0%	61.7%	67.4%
Provision for doubtful accounts	4.4%	4.4%	-
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	20.6%	19.1%	20.0%
As a percentage of resort operating revenue:
Cost of resort operations	85.3%	85.8%	89.3%
As a percentage of total revenues(1):
General and administrative	10.3%	10.9%	11.1%
Depreciation and amortization	3.3%	3.1%	2.7%
Total operating income	11.3%	22.0%	11.8%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	1,935	1,584	1,516
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 15,214	$ 16,648	$ 16,860
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 18,272	$ 20,539	$ 20,389

________________________

(1)

Sales of Vacation Ownership Interests and total revenues includes the reduction for estimated uncollectible revenue for 2006 only.  Accordingly, percentages of sales of Vacation Ownership Interests and total revenue are not comparable between 2006 and prior years.

(2)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue (provision for doubtful accounts in 2004 and 2005), divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

(3)

Reflects all Vacation Ownership Interests on an annual basis.

(4)

Consists of an aggregate of 2,931, 2,546 and 2,349 biennial and annual Vacation Ownership Interests sold to new purchasers for the years ended December 31, 2004, 2005 and 2006, respectively.  Excludes conversions and upgrades.

Comparison of Year Ended December 31, 2005 to December 31, 2006

Sales of Vacation Ownership Interests decreased 9.0% or $3.0 million in 2006 to $30.7 million from $33.7 million in 2005.  The Company was required to adopt SFAS No. 152 in the first quarter 2006.  Sales of Vacation Ownership Interests revenue is now decreased by estimated and actual uncollectible revenue of $1.4 million for the year ended December 31, 2006, in accordance with SFAS No. 152.  Previously, provisions for doubtful accounts were recognized as expenses rather than revenue deductions.  Prior years are required to be presented in that manner.  Had the company not been required to implement the new accounting standard, revenue for the year ended December 31, 2006 would have been $32.1 million.  The decrease reflects primarily a decrease caused by the closure of the Las Vegas sales office in June 2005 and the closure of full-time operation of the Tucson sales office in July 2006, offset by increased sales from the Sedona, San Carlos and the Sedona Owner Programs sales offices due to increased tours and higher average prices at all three offices.  Upgrade revenue decreased 13.2% to $5.3 million in 2006 from $6.2 million in 2005.  The decrease reflects a reduction in marketing efforts to existing owners at the Rancho Mañana sales office and at the VCA-Tucson sales office prior to its mid-year closing.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 1.3% to $16,860 in 2006 compared to $16,648 in 2005.  The average sales price per Vacation Ownership Interest sold including Upgrades decreased 0.7% to $20,389 in 2006 from $20,539 in 2005 as a result of the decrease in Upgrade revenue.

The number of Vacation Ownership Interests sold decreased 4.3% to 1,516 in 2006 from 1,584 in 2005.  Sales of Vacation Ownership Interests in 2006 included 1,666 biennial Vacation Ownership Interests (counted as 833 annual Vacation Ownership Interests) and 683 annual Vacation Ownership Interests compared to 1,925 biennial Vacation Ownership Interests (counted as 962.5 annual Vacation Ownership Interests) and 621 annual Vacation Ownership Interests in 2005.  The decrease reflects the closure of the Las Vegas sales office in 2005 and closure of full-time operation of the Tucson sales office in 2006, offset by increases at the Rancho Mañana and San Carlos sales offices.

Resort operating revenues increased 3.3% from $19.1 million in 2005 to $19.8 million in 2006, reflecting increased occupancy at the Company’s Arizona resorts and increases in operating dues charged vacation owners, net of the closure in the first quarter of Joey Las Vegas.  The cost of resort operations increased $1.2 million, or 7.5% to $17.7 million in 2006 from $16.4 million in 2005.  Cost of resort operations as a percentage of resort operating revenue increased to 89.3% in 2006 from 85.8% in 2005.  These increases reflect startup costs for Premiere Vacation Club at the Roundhouse Resort, the write-off of obsolete retail goods and because a recovery related to storm damage reduced expenses in the first quarter 2005.

Interest and finance income was consistent at $4.0 million in 2006 and 2005.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased to 12.6% in 2006 from 14.8% in 2005, reflecting adjustments made as a result of adopting SFAS No. 152 and an increase in minimum sales prices for certain product types.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 67.4% in 2006 compared to 61.7% in 2005.  As explained above, SFAS No. 152 requires estimated and actual uncollectible revenue be offset against sales of Vacation Ownership Interests.  Had the Company not been required to implement SFAS No. 152, sales and marketing as a percentage of sales of Vacation Ownership Interests would have been 64.5% for 2006.  The increase for 2006 is due to greater per tour marketing costs for both the Sedona Sales office and the Rancho Mañana sales office; reduced Upgrade sales which typically have lower sales and marketing expenses as a percentage of revenue; and expenses in excess of revenue at the VCA-Tucson sales office which closed mid-year and the start-up of a permanent sales operation at the VCA-South Bend sales office prior to its year-end closure, all net of the closure in 2005 of the Vegas sales office which had not been profitable.  The Company intends to resume in 2007 special marketing promotions in the VCA-South Bend sales office, which had generated profits in 2005 and prior years.

The provision for doubtful accounts as a percentage of Vacation Ownership Interest sales was 4.4% in 2005.  SFAS No. 152 now requires the estimated and actual uncollectible revenue be deducted from revenue instead of classified as an expense.

General and administrative expenses decreased 2.6% to $6.1 million in 2006 from $6.2 million in 2005.  General and administrative expenses increased between years as a percentage of total revenues from 10.9% in 2005 to 11.1% in 2006.  The decrease in actual expenses reflects increased contributions to the Company’s profit sharing and ESOP plans in 2005 as well as increased charitable contributions following the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas in 2005.

Income from land and other, net for 2006 includes a net gain of $760,398 on the sale of 631,048 shares of GWWI common stock.  Income from land and other, net for 2005 included a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets of Las Vegas, L.L.C. (“Streets”) for $18,000,000 in April 2005.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.

Gain on sale of partnership interests is the gain of $582,909 on the Company’s sales totaling a 3.0% Percentage Interest of ILX-Bruno.

Interest expense increased 16.9% from $2.4 million in 2005 to $2.8 million in 2006, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes and greater capitalization of interest in 2006.

Comparison of Year Ended December 31, 2004 to December 31, 2005

Sales of Vacation Ownership Interests decreased 7.8% or $2.9 million in 2005 to $33.7 million from $36.6 million in 2004, reflecting decreased sales from the Las Vegas and Sedona sales offices.  The Las Vegas office was relocated from its off-site location and reduced in scale in late 2003.  The Company continued to make refinements to the sales and marketing processes of the Las Vegas sales office but decided in June 2005, following the sale of its leasehold interest in a 44-acre parcel of land in Las Vegas, to withdraw from this market.  The decrease in sales of Vacation Ownership Interests at the Sedona office is due to reduced tours in 2005 due in part to inclement weather.  The decreased revenue from the Las Vegas and Sedona sales offices was partially offset by sales generated by the Rancho Mañana sales office which opened in September 2004.  Upgrade revenue increased 4.1% to $6.2 million in 2005 from $5.9 million in 2004.  The increase reflected increased marketing efforts to existing owners visiting the Company’s Sedona resorts.

The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 9.4% to $16,648 in 2005 compared to $15,214 in 2004 and the average sales price per Vacation Ownership Interest sold including Upgrades increased 12.4% to $20,539 in 2005 from $18,272 in 2004.  A change in the product mix sold, including an increase in the percentage of sales of biennial interests (see paragraph below), which were priced at average premiums of 35% more than 50% of the price of the same annual interest, contributed to the increase in the average sales price.

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

Resort operating revenues increased 0.9% from $19.0 million in 2004 to $19.1 million in 2005.  The cost of resort operations increased $0.2 million, or 1.4% to $16.4 million in 2005 from $16.2 million in 2004.  Cost of resort operations as a percentage of resort operating revenue increased to 85.8% in 2005 from 85.3% in 2004.  The increase in cost of resort operations was due mainly to pre-opening and startup costs at the Company’s resort in Pinetop.

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

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 61.7% in 2005 compared to 62.0% in 2004, reflecting the closure of the Las Vegas sales office during 2005.  This office had greater sales and marketing costs as a percentage of sales than other offices.

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

Lawsuit and settlement expenses for the year ended December 31, 2005 contain the legal and settlement charges associated with the lawsuit that was filed against the Company, its Sedona Vacation Club (“SVCO”) and Premiere Vacation Club (“PVCO”) businesses in September 2003.  An explanation of the lawsuit is contained in Note 11 of the accompanying Notes to Consolidated Financial Statements.  The legal and settlement expenses include the Company’s cost of “ILX Script” that it issued to all affected SVCO and PVCO owners, printing and postage costs associated with printing and mailing of the “ILX Script,” the printing and the mailing of the Settlement Notice, legal expenses for the plaintiff’s attorneys and legal expenses for the Company’s representation.  The Settlement Agreement received Court approval in July 2005.

Income from land and other, net for the year ended December 31, 2005 included a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets for $18,000,000 cash in April 2005.  The closing documents provided for the release of VCA-NV at 91 days after recordation of Clark County’s Consent to the Assignment and Assumption of the Lease.  Clark County fully consented to, and recorded the Assignment and Assumption of Lease in June 2005.  Streets negotiated a new lease for the property in 2006 and the Company was not included as a guarantor on the new lease.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.  The full sales price was received and the Company was not obligated to perform activities after the sale, nor was it contingently liable on any debt on the property.

Interest expense increased 4.3% from $2.3 million in 2004 to $2.4 million in 2005, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes, and a lower average borrowing balance in 2005.

2005 discontinued operations reflected the recovery of $100,000 cash and a note receivable for $250,000 from GWWI, less an allowance on the note receivable of $150,000 and cash paid for GWWI expenses of $45,066, net of tax expense of $61,974.  The loss from discontinued operations of $36,082 in 2004 reflects the write-off of funds advanced to GWWI in 2004 of $60,136, net of a tax benefit of $24,054.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash provided by operating activities was $6.7 million in 2006 and $3.1 million in 2004 as compared to cash used in operating activities of $1.8 million in 2005.  The decrease in cash provided by operations from 2004 to 2005 reflects a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas which is deducted from cash flows from operations (and included in cash flows from investing activities), a net increase in resort property held for Vacation Ownership Interest sales and resort property under development due to construction of Premiere Vacation Club at the Roundhouse Resort and the acquisition of land in Puerto Peñasco, Mexico, and the recovery of a portion of a note receivable from GWWI written off in 2004.  These decreases in cash are offset by a decrease in notes receivable due to a higher amount of sold notes, increased accounts payable and accrued and other liabilities reflecting both accrual of the lawsuit and settlement expenses and timing differences between years, a decrease in other assets due to lower prepaid loan fees due to the payoff of various loans in 2005 and the net effect of increased net income and resultant income tax expense due to the sale of the leasehold interest in Las Vegas.  The increase in cash provided by operations from 2005 to 2006 reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2005 for the construction of Premiere Vacation Club at the Roundhouse Resort which was completed in early 2006, a decrease in notes receivable due to the repayment of a note receivable held by the Company’s subsidiary, Genesis Investment Group, Inc., a decrease in income taxes receivable and a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas, which was deducted from cash flows from operations in 2005 (and included in cash flows from investing activities).  These increases in cash are offset by a decrease in net income and the resultant income tax expense, a gain on the sale of an investment in common stock held by the Company, a gain on the sale of a portion of the Company’s partnership interest in ILX-Bruno, an increase in other assets due to increased escrow account balances and receivables from the homeowner’s associations in 2006, and a decrease in accrued and other liabilities resulting from a decrease in accrued lawsuit settlement fees.

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

At December 31, 2006, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $378,000, which are limited as to usage, because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in 2004 and 2006 was $1.6 million and $2.8 million respectively as compared to cash provided by investing activities of $8.5 million in 2005.  The cash provided by investing activities in 2005 as compared to 2004 and 2006, is reflective of the sale of the Las Vegas leasehold interest net of the ILX-Bruno purchase of approximately 22 acres of land in Sedona, Arizona.  Net cash used in investing activities in 2006 includes the net effect of proceeds from the sale of GWWI common stock of $780,000 and proceeds from the sale of ILX-Bruno partnership interests of $700,000.

Net cash provided by financing activities was $2.2 million in 2004 as compared to cash used in financing activities of $8.5 million in 2005 and $2.3 million in 2006. The fluctuation from 2004 to 2005 reflects greater repayments of notes payable, the increase in common stock dividends paid and the increase in treasury stock purchases in 2005, net of the proceeds from the issuance of common stock under a private placement in 2004 (See Note 12 of Notes to Consolidated Financial Statements).  In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas Airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets for $18,000,000.  In conjunction with the closing, the note payable secured by the leasehold interest was paid in full for $3,382,799.  In addition, the Company used proceeds from the sale of its Las Vegas leasehold interest to pay $2,000,000 in principal and $1,000,000 in prepaid release fees on an existing construction loan, $1,000,000 in principal on an existing note payable, and $316,667 to pay an existing note in full.  The decrease in net cash used in financing activities in 2006 as compared to 2005 is the result of lower repayments of notes payable and purchases of treasury stock in 2006 as well as proceeds received from the exercise of stock options, offset by increased cash paid for dividends in 2006.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  No contribution was made in 2004 and during the years ended December 31, 2005 and 2006, the Company made contributions of $146,370 and $117,615 which were used to purchase 15,400 and 16,935 common shares respectively.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.  Such borrowings are not expected to exceed $1,000,000.

Credit Facilities and Capital

At December 31, 2006, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral. At December 31, 2006, $18.5 million of the $30.0 million commitment was available to the Company.

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%. The $30.0 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in December 2007 and the maturity is in 2012.  At December 31, 2006, approximately $13.5 million is available under this commitment.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004 and 2005, the Company combined and renovated select studio units into larger unit types.  As a result, in 2004, the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests.  In 2005, the Company deannexed 1,196 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 520 one-bedroom and 52 two-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $2,788,198 at December 31, 2006 is included in other assets.

In July 2004, the Company borrowed $1.8 million, to purchase 19 units and approximately 4 acres of land at the Rancho Mañana Resort.  The note bore interest at prime plus 2.25%, paid monthly, with monthly principal payments of $550 per annual Premiere Vacation Club sale and $275 per biennial Premiere Vacation Club sale.  This note was repaid in 2006.

In August 2006, the Company amended an existing line of credit to increase the borrowing limit to $1.5 million and extend the maturity to May 2007.

In September 2006, the Company borrowed an additional $2.0 million on the existing note payable on VCA-South Bend to finance expansion.  The note was amended to provide for the increased borrowing, to extend the maturity to 2014 and to reduce the interest rate to the greater of 5.0% or prime plus 0.75%.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of December 31, 2006.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$37,275,000	$ 5,108,000	$ 11,834,000	$11,785,000	$ 8,548,000
Operating Leases	17,159,000	1,770,000	3,280,000	2,298,000	9,811,000
Total	$54,434,000	$ 6,878,000	$ 15,114,000	$14,083,000	$ 18,359,000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at December 31, 2006, then based on the $21.1 million balance of variable rate debt at December 31, 2006, interest expense would increase or decrease by approximately $211,000 (before income taxes) per annum.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)

Consolidated Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell, P.C.

a professional corporation

(ii)

Consolidated Financial Statements and

Pages F-3 through F-24

Notes to Consolidated Statements of

the Registrant, including Consolidated

Balance Sheets as of December 31,

2005 and 2006 and Consolidated

Statements of Operations,

Shareholders’ Equity and Cash

Flows for each of the three years

ended December 31, 2006, 2005

and 2004.

(a) (2)

Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2007.

ILX Resorts Incorporated,

an Arizona corporation

(Registrant)

By: /s/ Joseph P. Martori

Joseph P. Martori

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and	March 30, 2007
Joseph P. Martori	Chief Executive Officer
(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating	March 30, 2007
Nancy J. Stone	Officer and Vice Chairman

/s/ Joseph P. Martori, II	Chief Sales and Marketing Officer	March 30, 2007
Joseph P. Martori, II	and Vice Chairman

/s/ Margaret M. Eardley	Executive Vice President and	March 30, 2007
Margaret M. Eardley	Chief Financial Officer
(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief	March 30, 2007
Taryn L. Chmielewski	Accounting Officer

/s/ Edward S. Zielinski	Executive Vice President and	March 30, 2007
Edward S. Zielinski	Director

/s/ Steven R. Chanen	Director	March 30, 2007
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 30, 2007
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 30, 2007
Patrick J. McGroder III

/s/ James W. Myers	Director	March 30, 2007
James W. Myers

/s/ Steven A. White	Director	March 30, 2007
Steven A. White

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2006

F-3

Consolidated Statements of Operations for the years ended December 31, 2004,

2005 and 2006

F-4

Consolidated Statements of Shareholder’s Equity for the years ended December 31,

2004, 2005 and 2006

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2004,

2005 and 2006

F-6

Notes to Consolidated Financial Statements

F-7

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2006 the Company changed its accounting for real estate time-sharing transactions in connection with the adoption of Statement of Financial Accounting Standards No. 152, “Accounting for Real Estate Time-Sharing Transactions,” and changed its accounting for stock-based compensation in connection with the adoption of FASB Statement No. 123(R), “Share-Based Payment”.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 28, 2007

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
ASSETS
Cash and cash equivalents, including restricted cash of $0 and $2,003,612, respectively	$ 3,984,467	$ 5,583,721
Notes receivable, net of allowance for uncollectible notes
of $4,070,222 and $4,265,108, respectively (Notes 2 and 10)	39,841,118	36,813,340
Resort property held for Vacation Ownership Interest sales (Notes 2, 3 and 10)	16,750,859	17,404,924
Resort property under development	4,343,734	2,234,601
Income taxes receivable	1,976,967	-
Land held for sale	565,164	566,593
Deferred assets	24,655	40,442
Property and equipment, net (Notes 6, 7, 10, and 16)	14,801,708	18,430,592
Other assets (Note 5)	5,033,223	6,159,602

TOTAL ASSETS	$ 87,321,895	$ 87,233,815

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 1,994,102	$ 2,051,812
Accrued expenses and other liabilities (Note 9)	3,244,440	2,993,120
Income tax payable (Note 8)	-	530,627
Notes payable (Note 10)	38,377,194	37,275,110
Deferred income taxes (Note 8)	5,112,662	4,514,869

TOTAL LIABILITIES	48,728,398	47,365,538

MINORITY INTERESTS (Note 16)	1,050,000	2,067,091

COMMITMENTS AND CONTINGENCIES (Notes 11 and 17)	-	-

SHAREHOLDERS' EQUITY (Notes 12, 13 and 14)

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,205,619 and 5,340,583 shares issued and outstanding	26,601,427	27,791,330
Treasury stock, at cost, 1,722,917 and 1,859,322 shares, respectively	(8,004,838)	(9,341,937)

See notes to consolidated financial statements

Additional paid-in capital	59,435	59,435
Deferred compensation	(184,800)	(258,833)
Retained earnings	18,325,608	18,804,526
TOTAL SHAREHOLDERS' EQUITY	37,543,497	37,801,186

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,321,895	$ 87,233,815

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2005	2006
REVENUES:
Sales of Vacation Ownership Interests	$ 36,554,589	$ 33,703,306	$ 32,071,537
Estimated uncollectible revenue	-	-	(1,401,818)
Resort operating revenue	18,970,494	19,136,423	19,771,850
Interest and finance income	4,104,096	4,047,698	4,051,636
Total revenues	59,629,179	56,887,427	54,493,205

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	4,742,004	5,000,846	3,865,894
Cost of resort operations	16,189,367	16,424,059	17,662,618
Sales and marketing	22,678,835	20,779,091	20,670,188
General and administrative	6,136,679	6,216,213	6,052,208
Provision for doubtful accounts (Note 2)	1,613,121	1,480,242	-
Depreciation and amortization (Notes 5 and 6)	1,982,171	1,781,032	1,474,149
Total cost of sales and operating expenses	53,342,177	51,681,483	49,725,057

Timeshare and resort operating income	6,287,002	5,205,944	4,768,148

Lawsuit and settlement expenses (Note 11)	-	(627,069)	-

Income from land and other, net
(including Related Party) (Notes 7 and 16)	434,325	7,954,864	1,072,497

Gain on sale of partnership interests (Note 16)	-	-	582,909

Total operating income	6,721,327	12,533,739	6,423,554

Interest expense (Note 10)	(2,307,961)	(2,406,942)	(2,812,566)

Income from continuing operations before income taxes	4,413,366	10,126,797	3,610,988

Income tax expense (Note 8)	(1,696,714)	(3,975,753)	(1,444,725)

Income from continuing operations	2,716,652	6,151,044	2,166,263

See notes to consolidated financial statements

Discontinued operations, net of tax (benefit) expense
of $(24,054), $61,974 and $0, respectively (Note 16)	(36,082)	92,961	-

NET INCOME	$ 2,680,570	$ 6,244,005	$ 2,166,263

BASIC AND DILUTED NET INCOME PER SHARE
Basic from continuing operations	$ 0.89	$ 1.74	$ 0.61
Basic from discontinued operations	(0.01)	0.03	-
Total Basic net income per share	$ 0.88	$ 1.77	$ 0.61

Diluted from continuing operations	$ 0.88	$ 1.73	$ 0.61
Diluted from discontinued operations	(0.01)	0.03	-
Total Diluted net income per share	$ 0.87	$ 1.76	$ 0.61

DIVIDENDS PER SHARE	$ 0.42	$ 0.44	$ 0.47

See notes to consolidated financial statements

ILXRESORTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid In	Deferred	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

BALANCES, DECEMBER 31, 2003	165,270	$ 877,898	4,430,016	$ 20,086,726	(1,523,376)	$ (6,139,152)	$ 59,435	$ -	$ 12,368,368	$ 27,253,275

Net income									2,680,570	2,680,570
Issuance of common stock			503,605	4,104,306						4,104,306
Common stock dividends									(1,689,204)	(1,689,204)
Shares issued under DRIP plan			102,188	915,414	5,000	35,575				950,989
Shares issued under DRIP plan to treasury					(43,843)	(389,778)			389,778	-
Exercise of options			5,000	16,250						16,250
Issuance of cumulation shares for
dividend arrearage			3,737	36,410					(36,410)	-
Conversion of preferred stock for
common stock	(47,548)	(131,233)	15,849	131,233						-
Acquisition of treasury shares					(6,000)	(44,025)				(44,025)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2004	117,722	746,665	5,060,395	25,290,339	(1,568,219)	(6,537,380)	59,435	-	13,666,314	33,225,373

Net income									6,244,005	6,244,005
Issuance of common stock			49,315	379,104				(231,000)		148,104
Common stock dividends									(1,964,761)	(1,964,761)
Shares issued under DRIP plan			95,909	931,984						931,984
Shares issued under DRIP plan to treasury					(44,061)	(426,838)			426,838	-
Amortization of deferred compensation								46,200		46,200
Acquisition of treasury shares					(110,637)	(1,040,620)				(1,040,620)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2005	117,722	746,665	5,205,619	26,601,427	(1,722,917)	(8,004,838)	59,435	(184,800)	18,325,608	37,543,497

See notes to consolidated financial statements

Net income									2,166,263	2,166,263
Issuance of common stock			32,000	266,500				(233,680)		32,820
Common stock dividends									(2,008,526)	(2,008,526)
Shares issued under DRIP plan			87,964	839,553						839,553
Shares issued under DRIP plan to treasury					(37,731)	(367,969)			367,969	-
Exercise of options			15,000	83,850						83,850
Amortization of deferred compensation								159,647		159,647
Acquisition of treasury shares					(98,674)	(969,130)				(969,130)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2006	117,722	$ 746,665	5,340,583	$ 27,791,330	(1,859,322)	$ (9,341,937)	$ 59,435	$ (258,833)	$ 18,804,526	$ 37,801,186

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,680,570	$ 6,244,005	$ 2,166,263
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on sale of property and equipment	14,516	(9,100,032)	667
Gain of sale of investment in common stock	-	-	(760,398)
Gain on sale of partnership interests	-	-	(582,909)
Impairment (recovery) of note receivable	60,136	(154,934)	-
Income tax expense	1,672,660	4,037,726	1,444,725
Estimated uncollectible revenue	1,613,121	1,480,242	1,401,818
Depreciation and amortization	1,982,171	1,781,032	1,474,149
Amortization of guarantee fees	1,775	-	-
Amortization of loan premium	(158,149)	(40,626)	-
Amortization of deferred compensation	-	46,200	159,647
Common stock issued to employees for services	128,152	148,104	32,820
Change in assets and liabilities:
(Increase) decrease in notes receivable, net	(3,205,757)	(815,542)	1,625,960
Decrease (increase) in resort property held for Vacation Ownership Interest sales	751,523	2,645,627	(1,163,658)
(Increase) decrease in resort property under development	(796,890)	(2,970,265)	2,109,133
Increase in land held for sale	(10,824)	(10,563)	(1,429)
Increase in other assets	(988,970)	(370,771)	(1,459,763)
(Decrease) increase in accounts payable	(382,789)	510,245	31,759
Increase (decrease) in accrued and other liabilities	171,958	319,919	(251,320)
Decrease in deferred income taxes	(644,752)	(2,821,559)	(2,042,518)
Increase (decrease) in income taxes payable	256,171	(2,729,685)	2,507,594

Net cash provided by (used in) operating activities	3,144,622	(1,800,877)	6,692,540

CASH FLOWS FROM INVESTING ACTIVITIES:
(Cash advanced to) recovered from a related party	(60,136)	54,934	-
Increase in deferred assets	-	-	(15,787)
Purchases of property and equipment	(1,548,141)	(9,704,876)	(4,280,723)
Proceeds from sale of investment in common stock	-	-	780,398
Proceeds from sale of partnership interests	-	-	700,000
Proceeds from sale of property and equipment	27,261	18,195,659	-

Net cash (used in) provided by investing activities	(1,581,016)	8,545,717	(2,816,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	21,936,373	24,413,660	14,638,659
Principal payments on notes payable	(22,978,170)	(31,837,329)	(15,740,743)
Contributions from minority interest holder	-	1,050,000	900,000
Net proceeds from the issuance of common stock	3,976,154	-	-
Preferred stock dividend	(46,788)	(46,788)	(46,788)

See notes to consolidated financial statements

Proceeds from exercise of stock options	16,250	-	83,850
Acquisition of treasury stock	(44,025)	(1,040,620)	(969,130)
Common stock dividend	(662,201)	(1,016,780)	(1,143,022)

Net cash provided by (used in) financing activities	2,197,593	(8,477,857)	(2,277,174)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,761,199	(1,733,017)	1,599,254
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,956,285	5,717,484	3,984,467
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 5,717,484	$ 3,984,467	$ 5,583,721

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Transfer of property and equipment to resort property held for
Vacation Ownership Interest sales	$ 470,774	$ -	$ -
Value of dividend shares issued under DRIP plan	950,989	931,984	839,553
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	-	-	509,593
Deferred compensation resulting from unvested common stock issuance	-	231,000	233,680

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

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions

Effective January 1, 2006, the Company adopted SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions (“SFAS No. 152”). SFAS No. 152 amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. SFAS No. 152 also amends SFAS No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects. SFAS No. 152 provides guidance on revenue recognition for timeshare transactions, evaluation of uncollectible notes receivable and accounting for the costs of Vacation Ownership Interest sales. SFAS No. 152 requires that estimated uncollectible revenue be recorded as a reduction of sales of Vacation Ownership Interests rather than as an expense as it was previously reported.  Restatement of previously issued financial statements is not permitted. Accordingly, as a result of the adoption of SFAS No. 152, the Company’s financial statements for periods beginning on or after January 1, 2006 are not comparable, in all respects, with those presented for prior periods.

Resort Property Held for Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales is recorded at the lower of historical cost less amounts charged to cost of Vacation Ownership Interests sold or marketed.  Under SFAS No. 152,

See notes to consolidated financial statements

the Company uses the relative sales value method to determine the cost of sales to be amortized upon the sale of a Vacation Ownership Interest.  Under the relative sales value method, cost of sales is calculated as a percentage of net sales. The percentage is recalculated quarterly and is the ratio of total estimated costs to total estimated revenue from the sales of Vacation Ownership Interests.  Total estimated costs include the carrying value of the property plus estimated future additional costs related to remodeling and construction.  Total estimated revenue includes the effect of estimated and actual uncollectible revenue as well as changes in sales prices or product mix.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions. No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest. Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

Allowance for Uncollectible Notes

The estimate for uncollectible receivables is based on historical experience of the Company’s customer notes receivable.  In addition, current economic conditions are evaluated to determine comparability to historical conditions.

Land Held for Sale

Land held for sale is recorded at the lower of cost or fair value less cost to sell, consistent with the Company’s intention to liquidate these properties.

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Leasehold improvements are stated at cost and are depreciated over the term of the lease.  Depreciation expense was $1,409,138, $1,159,244 and $1,160,765 for the years ended December 31, 2004, 2005 and 2006, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2006, the Company does not consider any of its long-lived assets to be impaired.

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

Stock Based Compensation

See notes to consolidated financial statements

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. The Company had no unvested options at December 31, 2006, thus there was no effect upon the adoption of SFAS No. 123R.

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

	Year Ended December 31,
	2004	2005

Net Income to common shareholders	$ 2,633,782	$ 6,197,217
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(13,112)	(62,833)
Pro forma net income	$ 2,620,670	$ 6,134,384

Basic and Diluted Income per share
As reported-basic	$ 0.88	$ 1.77
As reported-diluted	0.87	1.76
Pro forma-basic	0.87	1.75
Pro forma-diluted	0.86	1.75

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  Restricted cash includes cash held for construction activities.  At December 31, 2005 and 2006, the Company had cash in excess of federally insured limits.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized:

	________Year Ended December 31,______
	___2004__	___2005__	___2006__
Interest paid (excluding capitalized interest)	$2,469,000	$2,448,000	$2,813,000
Income taxes paid	389,000	5,557,000	618,000
Capitalized interest	226,000	302,000	921,000

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

See notes to consolidated financial statements

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156).  SFAS 156 amends SFAS 140 and requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for the Company as of January 1, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (As Amended) Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 is effective for the Company as of January 1, 2007.  The adoption of this interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.    The Company is still evaluating whether there will be any material change in financial position or results of operations resulting from the adoption of SFAS 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize changes in that funded status in the year in which changes occur.  SFAS 158 is effective for the Company as of the year ending December 31, 2006.  The adoption of this standard has no material effect on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB 108 did not have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial

See notes to consolidated financial statements

statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on the Company’s financial condition and results of operations.

Note 2. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2005	2006
Vacation Ownership Interest notes receivable	$ 38,477,310	$ 36,446,650
Holdbacks by financial institutions	2,851,339	3,006,889
Other receivables	2,582,691	1,624,909
Allowance for possible credit losses	(4,070,222)	(4,265,108)
	$ 39,841,118	$ 36,813,340

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 14.9% to 17.9% and have terms of five to ten years.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

At December 31, 2006, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis, with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2006, $18.5 million of the $30.0 million commitment was available to the Company.

The Company accounts for these notes sold with recourse as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities since the Company receives consideration other than the beneficial interests in the transferred assets and has met the conditions of surrendering control.  As noted in the table above, the holdback portion is included in notes receivable on the consolidated balance sheet.

For the twelve months ended December 31, 2004, 2005 and 2006, the Company sold with recourse approximately $9 million, $9 million and $7 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company recorded finance income of approximately $1.2 million, $0.8 million and $0.3 million, as interest and finance income during the years ended December 31, 2004, 2005 and 2006, respectively, related to notes sold with recourse.

At December 31, 2005 and 2006, the Company had approximately $13.4 million and $12.4 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa (“Los Abrigados”), Varsity Clubs of America–South Bend (“VCA–South Bend”) and Varsity Clubs of America–Tucson (“VCA–Tucson”).

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5% (9.75% at December 31, 2006).  The $30.0 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in December 2007 and the maturity is in 2012.  At December 31, 2006, approximately $13.5 million is available under this commitment.

At December 31, 2006, notes receivable in the amount of approximately $46,000 have been designated for the Company’s Series A Preferred Stock sinking fund and therefore their use is restricted (Note 12).

See notes to consolidated financial statements

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2004	2005	2006
Beginning balance	$ 4,810,472	$ 3,345,046	$ 4,070,222
Provision for doubtful accounts	1,613,121	1,480,242	1,401,818
Amounts written off	(3,078,547)	(755,066)	(1,206,932)
Ending balance	$ 3,345,046	$ 4,070,222	$ 4,265,108

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  In 2004, the Company wrote off receivables for which it had not exhausted collection efforts nor accepted a deed back, thereby accelerating such write-offs. During 2005, the Company deeded back in bulk transactions 97.5 Vacation Ownership Interests of delinquent owners.  These accounts had become delinquent over a period of several years.  At December 31, 2006, $13.3 million in principal or $10.2 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 25.6% and 17.9%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

At December 31, 2005 and 2006, the above allowance includes $268,000 and $248,000 respectively, for notes sold with recourse.

Future maturities of notes receivable at December 31, 2006 are as follows:

2007	$ 13,030,127
2008	5,733,463
2009	5,260,277
2010	4,556,839
2011	4,016,207
Thereafter	8,481,535
41,078,448
Less: Allowance for uncollectible notes	(4,265,108)
$ 36,813,340

Note 3. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales consists of the following:

	December 31,
	2005	2006
Premiere Vacation Club	$ 13,529,576	$ 14,122,009
VCA–Tucson	186,719	185,480
VCA–South Bend	1,762,794	1,809,501
Golden Eagle Resort	865,863	867,912
Los Abrigados	139,693	150,099
Kohl’s Ranch Lodge	18,071	21,780
The Inn at Los Abrigados	232,558	232,558
Other	15,585	15,585
	$ 16,750,859	$ 17,404,924

See notes to consolidated financial statements

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  During 1999, 2001, 2002, 2004 and 2005, the Company annexed additional units and as of December 31, 2006, Premiere Vacation Club included a total of 22,600 Vacation Ownership Interests.  The 22,600 Vacation Ownership Interests annexed into the Club consisted of 4,088.50 Vacation Ownership Interests in Los Abrigados (including the Celebrity House), 324.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,955.5 Vacation Ownership Interests in Kohl’s Ranch Lodge, 995 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 1,549 Vacation Ownership Interests in VCA–South Bend, 2,861.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191 Vacation Ownership Interests in the Roundhouse Resort, 1,898 Vacation Ownership Interests in the Carriage House, 4,004 Vacation Ownership Interests in the Bell Rock Inn, 988 Vacation Ownership Interests in the Rancho Mañana Resort, and 153 Vacation Ownership Interests in the Scottsdale Camelback Resort.

See notes to consolidated financial statements

Note 4. Basic and Diluted Net Income Per Share

The following presents the computation of basic and diluted net income per share:

	Year Ended
	December 31,
	2004	2005	2006
Income from continuing operations	$ 2,716,652	$ 6,151,044	$ 2,166,263
Less: Series A preferred stock dividends	(46,788)	(46,788)	(46,788)
Income from continuing operations available
to common shareholders	2,669,864	6,104,256	2,119,475
Income (loss) from discontinued operations	(36,082)	92,961	-
Basic and Diluted Net Income Available to Common Shareholders	$ 2,633,782	$ 6,197,217	$ 2,119,475

Basic Weighted-Average Common Shares Outstanding	3,003,481	3,506,954	3,496,779
Effect of dilutive securities:
Convertible Series C preferred stock	30,562	-	-
Stock options	6,531	6,408	2,006
Diluted Weighted-Average Common Shares Outstanding	3,040,574	3,513,362	3,498,785
Basic Income Per Common Share
Income from continuing operations	$ 0.89	$ 1.74	$ 0.61
Income (loss) from discontinued operations	(0.01)	0.03	-
Total Basic net income per share	$ 0.88	$ 1.77	$ 0.61
Diluted Income Per Common Share
Income from continuing operations	$ 0.88	$ 1.73	$ 0.61
Income (loss) from discontinued operations	(0.01)	0.03	-
Total Diluted net income per share	$ 0.87	$ 1.76	$ 0.61

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at December 31, 2005 and 2006, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  The 25,000 options at $9.90 expire in 2009.

Note 5. Other Assets

	December 31,
	2005	2006
Inventories	$ 1,020,971	$ 1,071,114
Escrow accounts	2,327,274	2,924,972
Miscellaneous receivables and other	1,193,747	1,737,926
Deferred loan and lease fees	491,231	425,590
	$ 5,033,223	$ 6,159,602

Other assets consist of the following:

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of FIFO cost (first-in, first-out) or market.

See notes to consolidated financial statements

The Company is required to make monthly release payments into an escrow account under the terms of a guarantee commitment (Note 11).  The balance of this escrow account at December 31, 2005 and 2006 is $2,261,407 and $2,788,198, respectively.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease.  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

Note 6. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2005	2006
Land	$ 8,566,960	$ 9,072,836
Buildings and improvements	5,156,817	6,219,912
Leasehold improvements	1,269,802	1,308,060
Furniture and fixtures	3,188,314	5,944,469
Office equipment	2,074,617	2,299,443
Computer equipment	1,169,302	1,339,609
Vehicles	310,078	327,783
	21,735,890	26,512,112
Accumulated depreciation	(6,934,182)	(8,081,520)
	$ 14,801,708	$ 18,430,592

In October 2005, the Company, through its membership in ILX-Bruno LLC (“ILX-Bruno”), completed the acquisition of two parcels approximating 21 acres of land in Sedona, Arizona.  The total purchase price was $8,416,238.  In June 2006, ILX-Bruno completed the acquisition of approximately one acre of land and a house adjacent to the 21 acres.  The purchase price was $1,107,316 (Note 16).

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

See notes to consolidated financial statements

Note 8. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

	December 31,
	2005	2006
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$ 1,587,000	$ 1,663,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	461,000	453,000
Net operating loss and minimum tax carryforwards	1,183,000	481,000
Other	206,000	177,000
Total deferred tax assets	3,437,000	2,774,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(8,088,000)	(6,831,000)
Tax depreciation in excess of book depreciation	(462,000)	(458,000)
Total deferred tax liabilities	(8,550,000)	(7,289,000)
Net deferred tax liability	$ (5,113,000)	$ (4,515,000)

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2004	2005	2006
Current income tax (benefit)
Federal	$ 835,134	$ 1,740,045	$ 2,497,350
State	172,846	768,229	503,100
Benefit of operating loss carryforwards	(502,121)	(1,745,559)	(969,916)
Federal (minimum tax)	502,121	2,190,958	-
Current income tax	$ 1,007,980	$ 2,953,673	$ 2,030,534

Deferred income tax (benefit)
Federal	$ 675,448	$ 1,234,431	$ (249,649)
State	13,286	(212,351)	(336,160)
Deferred income tax (benefit)	688,734	1,022,080	(585,809)
Income tax expense from continuing operations	$ 1,696,714	$ 3,975,753	$ 1,444,725

A reconciliation of the income tax expense from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2004	2005	2006
Federal, computed on income before income taxes	$ 1,500,544	$ 3,443,111	$ 1,227,736
State, computed on income before income taxes	161,529	506,340	216,659
Other	34,641	26,302	330
Income tax expense from continuing operations	$ 1,696,714	$ 3,975,753	$ 1,444,725

The Company reports substantially all Vacation Ownership Interest sales that it finances on the installment method for Federal income tax purposes.  Under the installment method, the Company does not recognize income on the financed portion of sales of Vacation Ownership Interests until the installment

See notes to consolidated financial statements

payments on customer receivables are received by the Company or the customer receivables are sold by the Company.

At December 31, 2006, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $378,000 which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year.  To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOL’s will expire in 2008.

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	2006
Commissions and payroll	791,805	795,161
ILX script issued in lawsuit settlement	346,453	216,000
Employee vacation	331,542	357,284
Property taxes	332,829	366,556
Special fund certificates (Note 11)	586,776	529,119
Other	855,035	729,000
	3,244,440	2,993,120

See notes to consolidated financial statements

Note 10. Notes Payable

Notes payable consist of the following:

	December 31,
	2005	2006
Note payable, collateralized by consumer notes receivable and deeds of trust, interest at
prime plus 1.5% (9.75% at December 31, 2006) due through 2012	$ 18,555,388	$ 16,549,373
Note payable, collateralized by pledge of note receivable and land,
interest at 9.0%, due through 2008	5,000,000	4,899,041
Construction note payable, collateralized by deeds of trust, interest at
9.0%, due through 2010	5,000,000	4,916,791
Note payable, collateralized by deed of trust on Bell Rock Inn, interest at
7.49%, due through 2023	4,027,455	3,917,462
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
prime plus 0.75% (9.0% at December 31, 2006) due through 2014	1,700,000	3,245,000
Note payable, collaterized by a deed of trust, interest at 7.0%, due through 2016	-	794,141
Note payable, collateralized by holdbacks at financial institutions and stock of the
Company, interest at 10.0%, due through 2008	805,502	638,538
Note payable, collateralized by deed of trust on Rancho Mañana Resort,
interest at prime plus 2.25%. Note was repaid in 2006	471,280	-
Lines of credit aggregating $2,500,000, interest at prime plus 1.0%
(9.25% at December 31, 2006), collateralized by
treasury stock and consumer notes receivable, due through May 2007	1,000,000	1,350,000
Obligations under capital leases with interest at 3.0% to 4.0%	99,949	-
Note payable, collateralized by deed of trust, interest at
7.29%, due through July 2007	282,656	264,375
Note payable, collateralized by deed of trust, interest at 7.75%,
due through January 2007. Note was repaid in 2007	77,596	73,149
Notes payable, collateralized by furniture, fixtures and equipment, interest
at 5.26% to 10.64%, due through 2009	1,346,894	623,246
Other	10,474	3,994
	$ 38,377,194	$ 37,275,110

At December 31, 2006, approximately $17.9 million of the Company’s notes payable are dependent on the amount of mortgage notes receivable pledged as collateral, all of which are included below based on their scheduled repayment terms and maturities.  The amounts below include amounts scheduled to be due and collected directly from customer payments on the notes receivable used as collateral.

Future contractual maturities of notes payable at December 31, 2006 are as follows:

2007	$5,108,209
2008	8,444,330
2009	3,389,851
2010	8,045,519
2011	3,739,512
Thereafter	8,547,689
$37,275,110

See notes to consolidated financial statements

Note 11. Commitments and Contingencies

Operating Leases

Operating leases are used to lease the Los Abrigados Lodge, office space, retail space, equipment and vehicles.  Future minimum lease payments on non-cancelable operating leases at December 31, 2006 are as follows:

2007	$1,770,000
2008	1,685,000
2009	1,594,000
2010	1,235,000
2011	1,063,000
Thereafter	9,812,000
$17,159,000

Total rent expense for the years ended December 31, 2004, 2005 and 2006 was approximately $2,458,000, $2,187,000 and $2,270,000, respectively.

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

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-NV, Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleges that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  Discovery commenced in October 2006 but is in the early stages.  The Company believes that the allegations are without merit and intends to vigorously defend the case.  The Company believes it is too early to project the ultimate financial impact of an adverse result upon the Company.

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  Discovery has commenced and is in the early stages.  The Company believes the allegations are without merit and intends to vigorously defend the case.  The Company believes it is too early to project the ultimate financial impact of an adverse result upon the Company.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

See notes to consolidated financial statements

Other

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club 4,992 studio Vacation Ownership Interests in the Bell Rock Inn.  In 2004 and 2005, the Company combined and renovated selected studio units into larger unit types.  As a result, in 2004 the Company deannexed 572 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 156 two-bedroom Vacation Ownership Interests and 52 one-bedroom Vacation Ownership Interests and in 2005, the Company deannexed 1,196 studio Vacation Ownership Interests and annexed into Premiere Vacation Club 520 one-bedroom and 52 two-bedroom Vacation Ownership Interests.  This property was acquired through the assumption of an existing mortgage which does not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and makes monthly release payments.  The balance of this escrow account of $2,788,198 and $2,261,407 in 2006 and 2005, respectively, is included in other assets.

The Company’s Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis.  The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties.  A liability has been recorded for the possible future payment based on estimated net realizable values of the properties.  These potential obligations as well as amounts due fund certificate holders for sales of properties are included in accrued expenses and other liabilities.

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club. The agreement requires the Company to pay product cost of $3,622,500.  Through December 31, 2006, the Company has paid $3,208,789 of the total product cost. The Company also has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability of $79,666 at December 31, 2006 for its future obligation.

In July 2004, the Company purchased 19 units and an additional 3.81 acres of land at Rancho Mañana Resort.  In conjunction with the purchase, the Company guaranteed that it would pay a minimum of $5.0 million, payable in product cost and profit distributions of not less than $52,080 per month through June 30, 2013.  As of December 31, 2006, the Company has paid $2,896,326 towards the guaranteed minimum product cost and profit distributions.   See legal proceedings above.

Note 12. Shareholders’ Equity

Preferred Stock

At December 31, 2005 and 2006, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends of $46,788 were paid in 2004, 2005 and 2006, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Los Abrigados to a mandatory dividend sinking fund.  At December 31, 2006, notes receivable in the amount of approximately $46,000 have been designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2005 and 2006, preferred stock also includes 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $161,815.  The Series C Convertible Preferred Stock has a $10 par value and is entitled to dividends at the rate of $.60 per share per annum when declared by the Board of Directors.  If dividends were not declared in any year prior to the fifth anniversary of the Genesis merger date (November 1, 1993), such undeclared dividends (“Dividend Arrearage”) could have been converted to “Cumulation Shares” at the rate of $6 of Dividend Arrearage per Cumulation Share.  The Series C Preferred Stock and the Cumulation Shares have a liquidation preference of $10 per share and $6 per share, respectively, and are subordinate to the liquidation preference of the Series A stock.

See notes to consolidated financial statements

Commencing November 1, 1994 through October 31, 2004, the Series C Preferred Stock was convertible to ILX common stock on the basis of one share of common stock for three shares of Series C Preferred Stock and one share of ILX common stock for each $30 in Dividend Arrearages.  For the year ended December 31, 2004, the Company recorded the exchange of 47,548 Series C Convertible shares for 15,849 common shares.  The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

For the year ended December 31, 2004, the Company issued 9,000 shares of restricted common stock, valued at $73,536, to employees in exchange for services provided.  In 2004, the Company also issued 6,827 shares of common stock valued at $54,616, to a professional service provider in exchange for services provided.  In addition, in 2004, 72,000 common shares valued at $598,400 were purchased from the Company by the ILX Resorts Incorporated Employee Stock Ownership Plan.  For the year ended December 31, 2005, the Company issued 40,000 shares of unregistered common stock, valued at $308,000 to employees under the Stock Bonus Plan. The Stock Bonus Plan was filed as Exhibit 10.1 to a Form 8-K filed on June 23, 2005 and is incorporated herein by reference.  Of the 40,000 shares, 30,000 are contingent upon the recipient being employed by the Company on January 1, 2008.  The $231,000 deferred expense is being amortized, pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the consolidated balance sheet.  Also under the Stock Bonus Program during the year ended December 31, 2005, the Company issued 5,340 shares of unregistered common stock and 3,975 shares of common stock, valued at $71,104 to employees and a professional service provider, in exchange for services provided.  For the year ended December 31, 2006, the Company issued 36,000 shares of common stock, valued at $266,500 to employees under the Stock Bonus Plan.  Of the 36,000 shares, 32,000 shares are contingent upon the recipients being employed by the Company on January 15, 2009.  The $264,480 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $30,800, representing 4,000 shares issued in 2005, was reversed in the year ended December 31, 2006 due to the termination of a Stock Bonus Plan participant.

In December 2004, the Company issued 415,778 common shares valued at $3,377,754, net of offering costs of $363,589, to selected institutional and private investors under a private placement.

During 2004, 2005 and 2006, the Company purchased 6,000, 110,637 and 98,674 shares of its common stock for $44,025, $1,040,620 and $969,130.

In the year ended December 31, 2004, the Company issued 3,737 shares of common stock, valued at $36,410, as a Cumulation Share dividend on prior conversions of Series C Convertible Preferred Stock to common stock.  Series C Convertible shareholders received one share of common stock for every ten shares of Series C Convertible Preferred Stock converted.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2004, 2005 and 2006 was established at $0.42, $0.44 and $0.47, respectively, per common share to be paid in equal quarterly installments.  In September 2006, the annual cash dividend was increased to $0.50 per common share for 2007 to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006. Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the years ended December 31, 2004, 2005 and 2006, shareholders elected to receive 107,188, 95,909 and 87,964 shares of common stock valued at $950,989, $931,984 and $839,553 under the DRIP and cash dividends of $662,201, $1,016,780, and $1,125,312 respectively.  Of the 107,188 common shares in 2004, 5,000 were purchased in privately negotiated transactions and 102,188 were newly issued common shares.  The 107,188, 95,909, and 87,964 common shares include  43,843, 44,061, and 37,731 common shares, valued at $389,778, $426,838 and $367,969 respectively, issued on shares held as collateral.  The Company incurred offering costs of $17,110 under the DRIP in 2006 which were netted against common shares issued.  At December 31, 2006, $409,048 was accrued for the fourth quarter 2006 dividend which is payable January 10, 2007.

In January 2004, options to purchase 5,000 shares of common stock priced at $3.25 per share, were exercised.  In May 2006, options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.  In June 2006, options to purchase 5,000 shares of common stock priced at $7.57 per share

See notes to consolidated financial statements

were exercised.  In August 2006, options to purchase 5,000 shares of common stock priced at $4.60 per share were exercised.

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

During the year ended December 31, 2004, the ESOP purchased 72,000 common shares from the Company for $598,400.  During the years ended December 31, 2005 and 2006, the Company made contributions to the ESOP of $146,370 and $117,615 which were used to purchase 15,400 and 16,935 common shares, respectively.

At December 31, 2006, the ESOP held 629,389 shares and $5,639 in cash.

Note 14. Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  In February 2004, the Company issued options to purchase 5,000 shares of common stock at an exercise price of $7.57 per share to an independent director.  In December 2004, the Company issued to its independent directors options to purchase 25,000 shares in total of common stock at an exercise price of $9.90 per share.  No further grants may be made under the Plans.

See notes to consolidated financial statements

Stock option transactions are summarized as follows:

	Options	Exercise Price Range	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2003	28,200	$3.25-$8.125	$6.01
Options granted	30,000	7.57-9.90	9.51
Options exercised	(5,000)	3.25	3.25
Options canceled	(13,200)	8.125	8.13
Outstanding at December 31, 2004	40,000	4.60-9.90	6.01
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2005	40,000	4.60-9.90	6.01
Options exercised	(15,000)	4.60-7.57	5.59	$ 56,150
Outstanding at December 31, 2006	25,000	$9.90	$9.90	$ -

Exercisable at December 31, 2005	40,000	$4.60 - $9.90	$8.28

Exercisable at December 31, 2006	25,000	$9.90	$9.90	$ -

The weighted average assumptions used to estimate the fair value of each option grant, using the Black-Scholes option-pricing model, are also presented:

	Year Ended December 31,
	2004	2005	2006
Weighted-Average Assumptions:
Dividend yield	4.40%	-	-
Expected volatility	69.20%	-	-
Risk-free interest rate	3.41%	-	-
Expected life of options, in years	5.00	-	-

A summary of stock options outstanding and exercisable at December 31, 2006 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.90	25,000	2.96	$ 9.90	25,000	$ 9.90

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

See notes to consolidated financial statements

A summary of the non-vested stock under the Stock Bonus Plan at December 31, 2006 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2005	30,000	$ 7.70
Stock Granted	40,500	8.25
Stock Vested	(4,000)	8.21
Stock Foreited	(8,500)	7.97

Non-vested at December 31, 2006	58,000	$ 8.01

Unamortized deferred compensation of $258,833 will be amortized over the weighted average remaining term of 1.59 years.  The intrinsic value of the non-vested stock under the Stock Bonus Plan at December 31, 2006 is $546,360.

Note 15. Profit Sharing Plan

The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate.  The Company contributes a discretionary amount to the plan as determined by the Board of Directors.  The Company declared contributions of $65,000 for the year ended December 31, 2004, $150,000 for the year ended December 31, 2005 and $50,000 for the year ended December 31, 2006.

Note 16. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

During 2004, 2005 and 2006, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 240, 103, and 199 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVCO”).  PVCO purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $274,273, $110,665, and $211,962 for the years ended December 31, 2004, 2005 and 2006, respectively, were recorded on the sales and is included in “Income from land and other, net.”  At December 31, 2006, deeds of trust for 694 of the Vacation Ownership Interests secure outstanding indebtedness from PVCO to Genesis of $1,624,909 which is included in notes receivable.  The notes bear interest at 8.0% and are payable through 2016.

In August 2002, the Company invested $1,000,000 in cash for 8,000,000 (266,667 post reverse stock split in January 2005) shares or an approximately 36.4% ownership interest in GWWI.  The Company, through a subsidiary, VCA-NV, also entered into a sublease agreement with GWWI in 2002.  Through October 2003, the Company advanced GWWI $2,880,781 under a promissory note, accruing interest at 10%.  GWWI ceased operations on October 31, 2003.  The sublease between the Company’s subsidiary and GWWI was terminated in conjunction with the closing of operations.  The Company’s note receivable from GWWI was secured by a Pledge Agreement of GWWI’s assets.  The Company exercised its rights under the Pledge Agreement and assumed certain GWWI assets in partial satisfaction of the note.  The principal balance (after exercise of rights under a Pledge Agreement) and interest balance as well as the investment in GWWI was determined to be impaired and the Company recorded the impairment in 2003 and classified its operations as discontinued.  In 2004, cash advanced to GWWI in the amount of $60,136 was reported as discontinued operations, net of a tax benefit of $24,054.  In 2005, GWWI entered into an Agreement for Exchange of Common Stock with US Pro Golf Tour, Inc. (“USPGT”).  In conjunction with this Agreement, VCA-NV forgave the note payable from GWWI in exchange for $100,000 cash, 1,000,000 restricted shares of common stock of GWWI and a $250,000 note payable from the shareholders of USPGT.  Income from discontinued operations for 2005 included the $100,000 cash, $100,000 of the note receivable (the Company has recorded a $150,000 allowance on the note) offset by certain expenses, net of tax expense of $61,974.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona

See notes to consolidated financial statements

from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  Prior to the formation of ILX-Bruno, Bruno had placed on deposit with the Forest Service $588,000 and the Company had placed on deposit $252,000.  Upon the formation of ILX-Bruno, these deposits became capital contributions to ILX-Bruno.  In anticipation of the closing, additional capital contributions of $462,000 and $2,098,000 were made in September 2005 by Bruno and the Company, respectively.  In October 2005, ILX-Bruno completed the acquisition of approximately 21 acres of land in Sedona, Arizona for a purchase price of $8,416,238.  A portion of the purchase price was funded by a note payable to the Company of $5 million.  In June 2006, ILX-Bruno completed the acquisition of approximately one acre of land and a house adjacent to the 21 acres. The total purchase price was $1,107,316, of which $800,000 was funded by a note payable.  In addition, the Company made an additional $1,284,372 in capital contributions for working capital in 2005 and 2006.  In the third quarter 2006, the Company sold, for $700,000 in cash, 3.0% Percentage Interest in ILX-Bruno for a gain of $582,909.  Bruno also contributed $900,000 in additional working capital in 2006.  The Company holds an 85.0% interest in ILX-Bruno as of December 31, 2006.  ILX-Bruno is included in the Company’s consolidated financial statements as of December 31, 2006 with Bruno’s capital contributions included as Minority Interests on the accompanying consolidated balance sheet.

In January 2006, the Company purchased 34,000 shares of its common stock for $351,900 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 17. Concentrations of Risk

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its notes receivable.  The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

The Company offers financing to the buyers of Vacation Ownership Interests at the Company’s resorts.  These buyers make a down payment of at least 10% of the purchase price plus the cost of any incentives given at the time of purchase and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven-year period and are collateralized by a first mortgage on the Vacation Ownership Interest.  The Company bears the risk of defaults on these promissory notes.  The Company performs credit evaluations prior to Vacation Ownership Interest sales and the Vacation Ownership Interest deed of trust serves as collateral on the note receivable.  If a buyer of a Vacation Ownership Interest defaults, the Company generally recovers the Vacation Ownership Interest by receiving a deed back from the owner or through foreclosure.  The Company may resell the Vacation Ownership Interest; however, marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

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

See notes to consolidated financial statements

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

Note 19. Subsequent Events

In January 2007, the Company sold 253,589 shares of GWWI common stock and recorded a gain of $29,283 on the transaction.

In January 2007, the Company purchased 32,500 shares of its common stock for $312,325 from Martori Enterprises Incorporated under the Stock Bonus Plan.

In January, the Company issued 31,000 shares of common stock valued at $233,616 to employees and former employees under the Stock Bonus Plan.  Of the 31,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010 and the remaining 1,500 shares vest January 15, 2009.

In March 2007, the Company entered into a line of credit agreement with a borrowing limit of $1.0 million.  The note bears interest at prime plus 1.25% and matures May 31, 2008.

In March 2007, the Company canceled an existing line of credit agreement for $1.0 million.

In March 2007, the Company entered into a capital equipment lease to finance property and equipment purchases.  The lease term is 36 months with a monthly payment of $13,078.

In March 2007, the Company amended an existing construction note payable to provide an additional $3.5 million in construction financing and to extend the maturity date to 2012.

See notes to consolidated financial statements

Note 20. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2004
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,124,152	$ 16,853,379	$ 15,247,934	$ 14,403,714
Operating income	585,038	2,488,250	1,949,120	1,698,919
Net income from continuing operations	69,688	1,183,829	811,590	651,545
Net loss from discontinued operations	-	-	-	(36,082)
Net income per share – basic from continuing operations	0.02	0.40	0.27	0.20
Net loss per share-basic from discontinued operations	-	-	-	(0.01)
Net income per share – diluted from continuing operations	0.02	0.39	0.27	0.20
Net loss per share-diluted from discontinued operations	-	-	-	(0.01)

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,061,326	$ 14,340,060	$ 15,023,905	$ 14,462,136
Operating income	982,549	7,856,606	2,291,862	1,402,722
Net income from continuing operations	229,668	4,420,198	1,047,478	453,700
Net income (loss) from discontinued operations	(16,833)	-	109,794	-
Net income per share-basic from continuing operations	0.06	1.25	0.30	0.13
Net income per share-basic from discontinued operations	-	-	0.03	-
Net income per share-diluted from continuing operations	0.06	1.25	0.30	0.12
Net income per share-diluted from discontinued operations	-	-	0.03	-

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 12,115,653	$ 15,306,654	$ 13,722,547	$ 13,348,351
Operating income	1,284,313	2,338,213	1,793,834	1,007,194
Net income from continuing operations	313,626	1,045,622	636,901	170,114
Net income from discontinued operations	-	-	-	-
Net income per share-basic from continuing operations	0.09	0.30	0.18	0.05
Net income per share-basic from discontinued operations	-	-	-	-
Net income per share-diluted from continuing operations	0.09	0.30	0.18	0.05
Net income per share-diluted from discontinued operations	-	-	-	-

Note 21. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

See notes to consolidated financial statements

Exhibit Index

Exhibit Numbers	Description	Page Numbers or Method of Filing

1	Form of Underwriting Agreement	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).1	Articles of Incorporation of ILX Resorts Incorporated as Amended	Incorporated by reference to 2005 10-K

3(i).2	Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(i).3	Certificate of Designation, Preferences, Rights, and Limitations of Series B Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(ii).10	Certificate of Designation of Series C Preferred Stock, filed April 30, 1993	Incorporated by reference to 1993 10-K

3.(ii)	Amended and Restated Bylaws of International Leisure Enterprises Incorporated, dated October 26, 1987	Incorporated by reference to 1990 10-K

4	Form of Common Stock Certificate	Incorporated by reference to Form 8-A, filed February 4, 1998

10.1	1992 Stock Option Plan	Incorporated by reference to 1992 10-K

10.2	1995 Stock Option Plan	Incorporated by reference to 1995 10-K

10.3	Agreement and Plan of Merger among ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated March 15, 1993	Incorporated by reference to 1992 10-K

10.4	First Amendment to Agreement and Plan of Merger between ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated April 22, 1993	Incorporated by reference to 1993 10-K

10.5	Lease Agreement between Edward John Martori and Red Rock Collection Incorporated, dated December 29, 1995	Incorporated by reference to 1995 10-K

10.6	Lease Agreement between Edward John Martori and ILX Resorts Incorporated dated January 1, 2000	Incorporated by reference to 1999 10-K

See notes to consolidated financial statements

10.7	First Amended Certificate of Limited Partnership and Amended Agreement of Los Abrigados Partners Limited Partnership, dated September 9, 1991	Incorporated by reference to 1991 10-K

10.8	Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993	Incorporated by reference to 1994 10-K/A-3

10.9	First Amendment to Amended Agreement of Los Abrigados Partners Limited Partnership, dated February 9, 1996	Incorporated by reference to 1995 10-K

10.10	Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.11	Security Agreement between ILX Incorporated and Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.12	Amended and Restated Promissory Note ($909,078) by ILX Incorporated to Edward J. Martori, dated January 1, 1996	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

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

10.18

Secured Line of Credit Lending Agreement between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998

Incorporated by reference to 6/30/98 10Q

See notes to consolidated financial statements

10.19

Secured Line of Credit Promissory Note between Litchfield Financial Corporation and ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated as of June 12, 1998

Incorporated by reference to 6/30/98 10Q

10.20

Business Agreement among ILX Resorts Incorporated, Premiere Vacation Club and Premiere Development Incorporated and Treasures of the Sea of Cortez, Promotura de Inversion Turistica, Immobiliaria y Hotelera Los Algodones and Immobiliaria Cerro Pelon dated

Incorporated by reference to 6/30/98 10Q

10.21

Amended and Restated Secured Line of Credit Lending Agreement between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership, ILE Sedona Incorporated, VCA Tucson Incorporated, VCA South Bend Incorporated, Premiere Development Incorporated an

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

Incorporated by reference to 9/30/99 10Q

10.27	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to SWI’s Form 10-SB on Form 10SB12G No. 000-25025, filed November 4, 1998

10.28	Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 1 to Form 10-SB on Form 1012G/A No. 000-25025, filed July 2, 1999

See notes to consolidated financial statements

10.29	Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 2 to Form 10-SB on Form 10SB12G/A No. 000-25025, filed November 12, 1999

10.30	Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 3 to Form 10-SB on Form 1012G/A No. 000-25025, filed December 8, 1999

10.31	Letter agreement, dated as of October 28, 1999, among ILX Resorts Incorporated and Sedona Worldwide Incorporated	Incorporated by reference to 1999 10-K

10.32	Modification Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated, dated January 1, 2001	Incorporated by reference to 2000 10-K

10.33	Schedule 14C Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed January 3, 2000

10.34	Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele Foundation, Inc. dated February 23, 2000	Incorporated by reference to 1999 10-K

10.35	Installment Promissory Note ($500,000) by ILX Resorts Incorporated to Martori Enterprises Incorporated dated August 1, 1999	Incorporated by reference to 1999 10-K

10.36	Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000	Incorporated by reference to 9/30/2000 10Q

10.37	First Amendment in Total between the County of Clark, a political subdivision of the State of Nevada, and ILX Resorts Incorporated, dated November 15, 2000	Incorporated by reference to 2000 10-K

10.38	Assignment and Assumption of Lease between ILX Resorts Incorporated and VCA Nevada Incorporated, dated January 12, 2001	Incorporated by reference to 2000 10-K

10.39	First Amendment to Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001	Incorporated by reference to 2000 10-K

10.40	Purchase and Sale Agreement between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000	Incorporated by reference to 9/30/2001 10Q

10.41	Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001	Incorporated by reference to 9/30/2001 10Q

10.42	First Modification Agreement dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.	Incorporated by reference to 9/30/2001 10Q

See notes to consolidated financial statements

10.43	Amendment to Loan Documents between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated October 31, 2001	Incorporated by reference to 2001 10-K

10.44	General Bill of Sale, Assignment and Assumption Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated dated January 2, 2002	Incorporated by reference to 2001 10-K

10.45	Purchase and Sale Agreement between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.46	Sedona Station Lease between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.47	Loan Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, L.L.C. dated June 23, 2002	Incorporated by reference to 6/30/2002 10Q

10.48	Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated	Incorporated by reference to 6/30/2002 10Q

10.49	Secured Promissory Note between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2002 10Q

10.50	Pledge Agreement between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

10.51	Closing Agreement between VCA Nevada Incorporated, ILX Resorts Incorporated, Carol Colombo and Streets Las Vegas, L.L.C.	Incorporated by reference to 2005 10-K

10.52	Stock Bonus Plan	Incorporated by reference to Form 8-K filed on 6/29/05

10.53	Contract of Sale of Timeshare Receivables with Recourse by and between Resort Funding LLC and Premiere Development Incorporated	Incorporated by reference to Form 8-K filed on 7/5/05

10.54	Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

10.55	Restated First Amendment to the Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

10.56	Settlement agreement between ILX Resorts Incorporated, Sedona Vacation Club, Premiere Vacation Club and plaintiffs	Incorporated by reference to Form 8-K filed on 4/15/05

10.57	Second Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Filed herewith

10.58	Third Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Filed herewith

See notes to consolidated financial statements

10.59	Fourth Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Filed herewith

14	Code of Ethics	Filed herewith

21	List of subsidiaries of ILX Resorts Incorporated	Filed herewith

23	Consent of Independent Registered Certified Public Accountants	Filed herewith

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

See notes to consolidated financial statements