Form 10-Q
period 2007-03-31
ILX RESORTS INC
filed 2007-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2007	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ___

Accelerated filer ___

Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company.

___ Yes

_X_No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, without par value	3,493,217 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2006	2007
ASSETS
Cash and cash equivalents, including restricted cash of $2,003,612 and $851,661, respectively	$ 5,583,721	$ 3,634,450
Notes receivable, net of allowance for uncollectible notes
of $4,265,108 and $4,456,944, respectively	36,813,340	35,707,650
Resort property held for Vacation Ownership Interest sales	17,404,924	16,872,587
Resort property under development	2,234,601	3,390,225
Land held for sale	566,593	566,593
Deferred assets	40,442	40,442
Property and equipment, net	18,430,592	18,780,099
Other assets	6,159,602	6,183,278

TOTAL ASSETS	$ 87,233,815	$ 85,175,324

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 2,051,812	$ 2,286,052
Accrued expenses and other liabilities	2,993,120	3,454,679
Income tax payable	530,627	120,360
Notes payable	37,275,110	36,626,169
Deferred income taxes	4,514,869	4,079,469

TOTAL LIABILITIES	47,365,538	46,566,729

MINORITY INTERESTS	2,067,091	2,067,091

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665

See notes to condensed consolidated financial statements

Common stock, no par value; 30,000,000 shares authorized;
5,340,583 and 5,399,966 shares issued and outstanding	27,791,330	28,282,990
Treasury stock, at cost, 1,859,322 and 1,906,749 shares, respectively	(9,341,937)	(9,795,365)
Additional paid-in capital	(199,398)	(407,461)
Retained earnings	18,804,526	17,714,675
TOTAL SHAREHOLDERS' EQUITY	37,801,186	36,541,504

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,233,815	$ 85,175,324

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2006	2007
REVENUES:
Sales of Vacation Ownership Interests	$ 7,173,424	$ 6,146,233
Estimated uncollectible revenue	(311,641)	(268,551)
Resort operating revenue	4,388,288	4,406,287
Interest and finance income	865,582	883,992
Total revenues	12,115,653	11,167,961

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	508,111	845,061
Cost of resort operations	4,297,263	4,148,820
Sales and marketing	4,998,813	4,592,437
General and administrative	1,393,439	1,672,391
Depreciation and amortization	364,442	363,370

Total cost of sales and operating expenses	11,562,068	11,622,079

Timeshare and resort operating income (loss)	553,585	(454,118)

Income from land and other, net (including Related Party)	730,728	35,249

Total operating income (loss)	1,284,313	(418,869)

Interest expense	(761,604)	(669,730)

Income (loss) before income taxes	522,709	(1,088,599)

Income tax (expense) benefit	(209,083)	435,400

NET INCOME (LOSS)	$ 313,626	$ (653,199)

NET INCOME (LOSS) PER SHARE
Total Basic net income (loss) per share	$ 0.09	$ (0.19)

Total Diluted net income (loss) per share	$ 0.09	$ (0.19)

DIVIDENDS PER SHARE	$ 0.1175	$ 0.125

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 313,626	$ (653,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Gain on sale of property and equipment	-	(9,742)
Gain of sale of investment in common stock	(571,100)	(29,327)
Income tax expense (benefit)	209,083	(435,400)
Estimated uncollectible revenue	311,641	268,551
Depreciation and amortization	364,442	363,370
Amortization of deferred compensation	34,640	63,353
Common stock issued to employees for services	29,092	-
Change in assets and liabilities:
Decrease in notes receivable, net	909,776	837,139
(Increase) decrease in resort property held for Vacation Ownership
Interest sales	(3,419,952)	532,337
Decrease (increase) in resort property under development	3,424,926	(1,155,624)
Decrease in income taxes receivable	176,100	-
Increase in other assets	(529,469)	(95,248)
(Decrease) increase in accounts payable	(90,149)	206,636
(Decrease) increase in accrued and other liabilities	(242,485)	461,559
Increase in deferred income taxes	7,245	-
Decrease in income taxes payable	-	(410,267)

Net cash provided by (used in) operating activities	927,416	(55,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(413,615)	(641,591)
Proceeds from sale of investment in common stock	591,100	29,327
Proceeds from sale of property and equipment	-	10,028

Net cash provided by (used in) investing activities	177,485	(602,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,580,621	2,396,407

See notes to condensed consolidated financial statements

Principal payments on notes payable	(4,188,464)	(3,045,348)
Acquisition of treasury stock	(409,073)	(357,090)
Common stock dividend	(269,446)	(285,142)

Net cash used in financing activities	(2,286,362)	(1,291,173)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,181,461)	(1,949,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,984,467	5,583,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,803,006	$ 3,634,450

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$ 199,257	$ 220,244
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	509,593	-
Deferred compensation resulting from unvested common stock issuance	218,560	271,416

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

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended March 31,
	2006	2007

Interest paid	$ 761,604	$ 669,730
Income taxes paid	-	410,267
Interest capitalized	-	272,285

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at March 31, 2007.

Reclassification

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassification had no effect on net income.

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Net income (loss)	$ 313,626	$ (653,199)
Less: Series A preferred stock dividends	(11,697)	(11,697)
Basic and Diluted Net Income (Loss) Available to Common Shareholders	$ 301,929	$ (664,896)

Basic Weighted-Average Common Shares Outstanding	3,494,850	3,491,358
Effect of dilutive securities:
Stock options	7,631	-
Diluted Weighted-Average Common Shares Outstanding	3,502,481	3,491,358

Basic Net Income (Loss) Per Common Share	$ 0.09	$ (0.19)

Diluted Net Income (Loss) Per Common Share	$ 0.09	$ (0.19)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at March 31, 2007, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the three months ended March 31, 2007, the Company issued 36,000 shares of common stock, valued at $271,416 to employees and Directors under the Stock Bonus Plan.  These shares have voting rights and dividend participation and therefore are included in shares outstanding.  Of the 36,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010, 5,000 were issued to Directors, vest on March 1, 2010, and require the recipient to remain a Director through March 1, 2008 and provide service as a Director or otherwise until March 1, 2010; and 1,500 shares vest on January 15, 2009.  The $271,416 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in additional paid in capital on the condensed consolidated balance sheet.  Also during the three months ended March 31, 2007, the Company purchased 37,200 shares of its common stock for $357,090

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2006 and 2007 was established at $0.47 and $0.50, respectively, per common share to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the three months ended March 31, 2007, shareholders elected to receive 23,383 shares of common stock valued at $220,244 under the DRIP and cash dividends of $285,142.  All of the 23,383 common shares were newly issued.  The 23,383 common shares

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

include 10,227 common shares, valued at $96,338 issued on treasury shares held as collateral.  At March 31, 2007, $436,652 was accrued for the first quarter 2007 dividend which was paid April 10, 2007.

Note 4.  Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  No further grants may be made under the Plans.

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

A summary of the non-vested stock under the Stock Bonus Plan at March 31, 2007 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	58,000	$8.01
Stock Granted	36,000	7.54
Stock Vested	-
Stock Foreited	-

Non-vested at March 31, 2007	94,000	$7.83

Unamortized deferred compensation of $466,896 will be amortized over the weighted average remaining term of 1.83 years.  The intrinsic value of the non-vested stock under the Stock Bonus Plan at March 31, 2007 is $874,200.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Related Party Transactions

In prior years, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), sold Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  At March 31, 2007, deeds of trust for 661 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,520,437.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of March 31, 2007.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of March 31, 2007 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.

In January 2007, the Company purchased 32,500 shares of its common stock for $312,325 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 6. Subsequent Events

In April 2007, the Company borrowed an additional $884,275 on an existing note payable on VCA-South Bend to finance expansion.  All other terms remain the same.

In May 2007, the Company amended an existing line of credit with a borrowing limit of $1.5 million to extend the maturity date to July 5, 2007.  Prior to that date, the Company expects to renew the line through May 2008.

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

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  In May 2007, the Company reached an agreement in principle with RMV and GD to settle the case.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana (currently under expansion), one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,106 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 1,898 of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, 191 of which have been annexed into Premiere Vacation Club and 161 Vacation Ownership Interests in a resort in Phoenix, Arizona, 153 of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. We are currently assessing the financial impact the adoption of SFAS No. 159 will have on the Company’s financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended
	March 31,
	2006	2007

As a percentage of total revenues:
Sales of Vacation Ownership Interests	59.2%	55.0%
Estimated uncollectible revenue	(2.6%)	(2.4%)
Resort operating revenue	36.2%	39.5%
Interest and finance income	7.2%	7.9%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	7.4%	14.4%
Sales and marketing	72.9%	78.1%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	19.7%	7.5%
As a percentage of resort operating revenue:
Cost of resort operations	97.9%	94.2%
As a percentage of total revenues(1):
General and administrative	11.5%	15.0%
Depreciation and amortization	3.0%	3.3%
Total operating income (loss)	10.6%	(3.8%)
Selected operating data:
Vacation Ownership Interests sold (3) (4)	339	261
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 17,110	$ 18,017
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 20,294	$ 22,609

(1)  Sales of Vacation Ownership Interests and total revenues includes the reduction for estimated uncollectible revenue.

(2)  Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

(3)  Reflects all Vacation Club Ownership Interests on an annual basis.

(4)  Consists of an aggregate of 548 and 383 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2006 and 2007, respectively.  Excludes number of conversions and upgrades.

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2007

Sales of Vacation Ownership Interests decreased 14.3% or $984,101 to $5,877,682 for the three months ended March 31, 2007, from $6,861,783 for the same period in 2006.  The decrease reflects primarily decreased sales from the Sedona and San Carlos sales offices due to both decreased tours and reduced closing rates in 2007.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 5.3% or $907 in 2007 to $18,017 for the three months ended March 31, 2007 from $17,110 for the same period in 2006.  The increase in the average sales price is primarily due to an increase in established minimum sales prices for certain products in 2007.  The number of Vacation Ownership Interests sold decreased 23.0% from 339 in the three months ended March 31, 2006 to 261 for the same period in 2007 primarily due to the decreased tours and reduced closing rates at the Sedona and San Carlos sales offices discussed above.  The three months ended March 31, 2007 included 245 biennial Vacation Ownership Interests (counted as 122.5 annual Vacation Ownership Interests) compared to 419 biennial Vacation Ownership Interests (counted as 209.5 annual Vacation Ownership Interests) in the same period in 2006.

Upgrade revenue, included in Vacation Ownership Interest sales, increased 11.0% to $1,196,125 for the three months ended March 31, 2007 from $1,077,600 for the same period in 2006.  The increase in 2007 reflects a greater opportunity to market to owners visiting Sedona due to increased owner occupancy in the first quarter of 2007.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) increased 11.4% or $2,315 to $22,609 for the three months ended March 31, 2007 from $20,294 in 2006.  This increase is a function of the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above together with greater upgrade revenue relative to new sales in 2007.

Resort operating revenue was consistent at $4,388,288 and $4,406,287 for three months ended March 31, 2006 and 2007, respectively.  Cost of resort operations as a percentage of resort operating revenue decreased from 97.9% to 94.2% for the first quarter ended March 31, 2007 reflecting startup costs for Premiere Vacation Club at the Roundhouse Resort in 2006 and expenses for Joey Bistro in Las Vegas in 2006, which was closed in March 2006.

Interest and finance income of $883,992 for the three months ended March 31, 2007 and $865,582 for the same period in 2006 are relatively comparable between years.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 7.4% for the three months ended March 31, 2006 to 14.4% for the three months ended March 31, 2007, reflecting adjustments made as the result of adopting SFAS No. 152 in 2006.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 78.1% for the three months ended March 31, 2007 from 72.9% for the same period in 2006.  The increase reflects increases in tour costs in part due to greater costs of tour generation through traditional methods and in part due to expenditures for development of new marketing approaches intended to reduce dependence on less efficient alternatives in the future.

General and administrative expenses increased to 15.0% of total revenue for the first quarter ended March 31, 2007, from 11.5% for the same period in 2006.  The increase for the first quarter ended March 31, 2007 is the result of increased legal fees as well as start up expenses for the Company’s First Piggy concept.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Income from land and other, net for the three months ended March 31, 2006 and 2007 includes a net gain of $571,100 and $29,327 on the sale of 266,667 and 253,589 shares of Greens Worldwide Incorporated common stock, respectively.

Interest expense decreased 12.1% to $669,730 for the three months ended March 31, 2007 from $761,604 for the same period in 2006 reflecting greater capitalized interest in 2007.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the three months ended March 31, 2007, cash used in operations was $55,862 as compared to cash provided by operations of $927,416 for the three months ended March 31, 2006.  The decrease in cash provided by operations reflects a net increase in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend and Bell Rock Inn, a decrease in net income and resultant income tax benefit, and a decrease in income taxes payable from 2006.  These decreases are offset by an increase in accounts payable and accrued liabilities for construction expenses for the above mentioned expansions and timing differences between years in amounts related to the homeowners’ associations as well as a smaller increase in other assets due to the timing of maintenance fee payments to non-Company owned resorts.

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

At December 31, 2006, the Company, excluding its Genesis subsidiary, had no NOL carryforwards.  At December 31, 2006, Genesis had federal NOL carryforwards of approximately $378,000, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions, however the proceeds from the sale of Greens Worldwide Incorporated common stock of $591,100 resulted in net cash provided by investing activities of $177,485 for the three months ended March 31, 2006.  Net cash used in investing activities was $602,236 for the three months ended March 31, 2007.  Net cash used in investing activities in 2007 includes primarily ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities in the three months ended March 31, 2006 and 2007 was $2,286,362 and $1,291,173, respectively.  The decrease in cash used in financing activities is due to lower principal payments on notes payable in 2007, due to lower customer payments on the hypothecation line and the repayment of notes in 2006 and reduced purchases of treasury stock in 2007.

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

Credit Facilities and Capital

At March 31, 2007, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At March 31, 2007, $17.4 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At March 31, 2007, approximately $14.5 million was available under this commitment.

At March 31, 2006 and 2007, the Company had approximately $13.0 million and $11.8 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In March 2007, the Company amended an existing construction loan to secure an additional $3.5 million to finance the expansion of Bell Rock Inn.  The maturity date was also extended to March 2012.

In March 2007, the Company cancelled an existing $1.0 million line of credit and entered into a new line of credit with a different financial institution for the same amount.  The new line of credit bears interest at prime plus 1.5% and matures May 31, 2008.

In the first three months of 2007, the Company purchased 37,200 treasury shares for a cost of $357,090.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of March 31, 2007.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$36,626,000	$ 5,881,000	$ 12,382,000	$10,854,000	$ 7,509,000
Operating Leases	17,044,000	1,792,000	3,333,000	2,364,000	9,555,000
Total	$53,670,000	$ 7,673,000	$ 15,715,000	$13,218,000	$ 17,064,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2007.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at March 31, 2007, then based on the $20.0 million balance of variable rate debt at March 31, 2007, interest expense would increase or decrease by approximately $200,000 (before income taxes) per annum.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 4T.

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

In September 2006, Rancho Mañana Ventures, LLC (“RMV”) and Gold Dome, LLC (“GD”) filed suit against the Company, the Company’s wholly-owned subsidiary Premiere Development Incorporated, and Premiere Vacation Club.  RMV and GD allege breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and negligence.  The Company answered the Complaint in September 2006 and asserted various counterclaims.  In May 2007, the Company reached an agreement in principle with RMV and GD to settle the case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.

Risk Factors

There are no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

January 1, 2007 - January 31, 2007	32,500	$ 9.61	-	-

February 1, 2007 - February 28, 2007	3,700	$ 9.54	-	-

March 1, 2007 - March 31, 2007	1,000	$ 9.48	-	-
Total	37,200	$ 9.60

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
Vice Chairman & President

/s/ Margaret M. Eardley
Margaret M. Eardley
Executive Vice President & Chief Financial Officer

/s/ Taryn L. Chmielewski
Taryn L. Chmielewski
Vice President & Corporate Controller

Date:  As of May 11, 2007