Form 10-Q
period 2007-06-30
ILX RESORTS INC
filed 2007-08-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2007	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes __X__

No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ____

Accelerated filer ____

Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company.

____ Yes

__X__ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock, without par value	3,511,383 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,
	2006	2007
ASSETS
Cash and cash equivalents, including restricted cash of $2,003,612 and $529,889, respectively	$ 5,583,721	$ 3,273,459
Notes receivable, net of allowance for uncollectible notes
of $4,265,108 and $4,202,796, respectively	36,813,340	35,716,402
Resort property held for Vacation Ownership Interest sales	17,404,924	16,624,177
Resort property under development	2,234,601	5,351,516
Land held for sale	566,593	576,767
Deferred assets	40,442	41,327
Property and equipment, net	18,430,592	19,165,046
Other assets	6,159,602	6,738,248

TOTAL ASSETS	$ 87,233,815	$ 87,486,942

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 2,051,812	$ 2,392,641
Accrued expenses and other liabilities	2,993,120	4,296,378
Income tax payable	530,627	-
Notes payable	37,275,110	38,142,849
Deferred income taxes	4,514,869	4,155,207

TOTAL LIABILITIES	47,365,538	48,987,075

MINORITY INTERESTS	2,067,091	2,067,091

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,340,583 and 5,424,424 shares issued and outstanding	27,791,330	28,511,303
Treasury stock, at cost, 1,859,322 and 1,913,041 shares, respectively	(9,341,937)	(9,853,884)
Additional paid-in capital	(199,398)	(342,018)
Retained earnings	18,804,526	17,370,710
TOTAL SHAREHOLDERS' EQUITY	37,801,186	36,432,776

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,233,815	$ 87,486,942

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
REVENUES:
Sales of Vacation Ownership Interests	$ 9,449,764	$ 6,948,324	$ 16,623,188	$ 13,094,557
Estimated uncollectible revenue	(411,432)	(301,898)	(723,073)	(570,449)
Resort operating revenue	5,079,714	5,100,514	9,468,002	9,506,801
Interest and finance income	1,188,608	891,636	2,054,190	1,775,628
Total revenues	15,306,654	12,638,576	27,422,307	23,806,537

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	1,310,942	819,889	1,819,053	1,664,950
Cost of resort operations	4,375,164	4,456,839	8,672,427	8,605,659
Sales and marketing	5,589,593	4,752,052	10,588,406	9,344,489
General and administrative	1,360,284	1,390,572	2,753,723	3,062,963
Depreciation and amortization	372,986	380,636	737,428	744,006

Total cost of sales and operating expenses	13,008,969	11,799,988	24,571,037	23,422,067

Timeshare and resort operating income	2,297,685	838,588	2,851,270	384,470

Income from land and other, net (including Related Party)	40,528	54,273	771,256	89,522

Total operating income	2,338,213	892,861	3,622,526	473,992

Interest expense	(595,509)	(656,617)	(1,357,113)	(1,326,347)

Income (loss) before income taxes	1,742,704	236,244	2,265,413	(852,355)

Income tax (expense) benefit	(697,082)	(94,498)	(906,165)	340,902

NET INCOME (LOSS)	$ 1,045,622	$ 141,746	$ 1,359,248	$ (511,453)

NET INCOME (LOSS) PER SHARE
Total Basic net income (loss) per share	$ 0.30	$ 0.04	$ 0.38	$ (0.15)

Total Diluted net income (loss) per share	$ 0.30	$ 0.04	$ 0.38	$ (0.15)

DIVIDENDS PER SHARE	$ 0.1175	$ 0.125	$ 0.235	$ 0.25

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,359,248	$ (511,453)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss on sale of property and equipment	-	15,353
Gain of sale of investment in common stock	(571,100)	(29,327)
Income tax expense (benefit)	906,165	(340,902)
Estimated uncollectible revenue	723,073	570,449
Depreciation and amortization	737,428	744,006
Amortization of deferred compensation	75,440	125,028
Common stock issued to employees for services	29,092	-
Change in assets and liabilities:
Decrease in notes receivable, net	718,021	526,489
(Increase) decrease in resort property held for Vacation Ownership
Interest sales	(2,541,422)	780,747
Decrease (increase) in resort property under development	3,178,952	(3,116,915)
Increase in land held for sale	(1,429)	(10,174)
Decrease in income taxes receivable	28,831	-
Increase in other assets	(1,437,386)	(727,252)
(Decrease) increase in accounts payable	(228,330)	310,954
Increase in accrued and other liabilities	66,165	1,303,258
Increase (decrease) in deferred income taxes	7,245	(18,760)
Decrease in income taxes payable	-	(530,627)
	-
Net cash provided by (used in) operating activities	3,049,993	(909,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deferred assets	(14,879)	(885)
Purchases of property and equipment	(2,412,939)	(1,356,590)
Proceeds from sale of investment in common stock	591,100	29,327
Proceeds from sale of property and equipment	-	11,383

Net cash used in investing activities	(1,836,718)	(1,316,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,733,598	6,697,511
Principal payments on notes payable	(7,966,801)	(5,829,772)

See notes to condensed consolidated financial statements

Preferred stock dividends	(46,788)	(46,788)
Proceeds from exercise of stock options	60,850	-
Acquisition of treasury stock	(527,041)	(357,090)
Common stock dividend	(572,463)	(548,232)

Net cash used in financing activities	(2,318,645)	(84,371)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,105,370)	(2,310,262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,984,467	5,583,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,879,097	$ 3,273,459

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$ 399,804	$ 452,325
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	509,593	-
Deferred compensation resulting from unvested common stock issuance	218,560	267,648

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

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Interest paid	$ 595,509	$ 656,617	$ 1,357,113	$ 1,326,347
Income taxes paid	48,000	296,119	48,000	706,386
Interest capitalized	434,680	308,611	434,680	580,896

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at June 30, 2007.

Reclassification

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassification had no effect on net income.

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net income (loss)	$ 1,045,622	$ 141,746	$ 1,359,248	$ (511,453)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(23,394)	(23,394)
Basic and Diluted Net Income (Loss) Available to Common Shareholders	$ 1,033,925	$ 130,049	$ 1,335,854	$ (534,847)

Basic Weighted-Average Common Shares Outstanding	3,493,191	3,509,630	3,494,016	3,500,545
Effect of dilutive securities:
Stock options	4,702	-	5,766	-
Diluted Weighted-Average Common Shares Outstanding	3,497,893	3,509,630	3,499,782	3,500,545

Basic Net Income (Loss) Per Common Share	$ 0.30	$ 0.04	$ 0.38	$ (0.15)

Diluted Net Income (Loss) Per Common Share	$ 0.30	$ 0.04	$ 0.38	$ (0.15)

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at June 30, 2006 and 2007, but were not included in the computation of diluted net income per share for the three and six months ended June 30, 2006 and 2007 because their effect would be anti-dilutive.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the six months ended June 30, 2007, the Company issued 36,000 shares of common stock, valued at $271,416 to employees and Directors under the Stock Bonus Plan.  These shares have voting rights and dividend participation and therefore are included in shares outstanding.  Of the 36,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010, 5,000 were issued to Directors, vest on March 1, 2010, and require the recipient to remain a Director through March 1, 2008 and provide service as a Director or otherwise until March 1, 2010; and 1,500 shares vest on January 15, 2009.  The $271,416 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in additional paid in capital on the condensed consolidated balance sheet.  Deferred compensation of $3,768, representing 500 shares issued in January 2007 was reversed in the six months ended June 30, 2007 due to the termination of a Stock Bonus Plan participant.  Also during the six months ended June 30, 2007, the Company purchased 37,200 shares of its common stock for $357,090.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2006 and 2007 was established at $0.47 and $0.50, respectively, per common share to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the six months ended June 30, 2007, shareholders elected to receive 48,341 shares of common stock valued at $452,325 under the DRIP and cash dividends of $548,232.  All of the 48,341 common shares were newly issued.  The 48,341 common shares include 16,519 common shares, valued at $154,857, issued on treasury shares held as collateral.  At June 30, 2007, $438,923 was accrued for the second quarter 2007 dividend which was paid July 10, 2007.

Note 4.  Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans shall be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Incentive stock options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  Nonstatutory stock options are exercisable over a term determined by the Board of Directors.  No further grants may be made under the Plans.

Stock Bonus Plan

The Company’s Stock Bonus Plan was created to advance the interests of the Company and its shareholders, by encouraging and enabling selected officers, directors, consultants and key employees upon

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business to acquire and retain a proprietary interest in the Company by ownership of its stock.

A summary of the non-vested stock under the Stock Bonus Plan at June 30, 2007 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	58,000	$8.01
Stock Granted	36,000	7.54
Stock Vested	-
Stock Foreited	(500)	7.54

Non-vested at June 30, 2007	93,500	$7.83

Unamortized deferred compensation of $401,453 will be amortized over the weighted average remaining term of 1.99 years.  The intrinsic value of the non-vested stock under the Stock Bonus Plan at June 30, 2007 is $911,625.

Note 5. Related Party Transactions

During the six months ended June 30, 2007, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 53 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $51,878 was recorded on the sale.  At June 30, 2007, deeds of trust for 693 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,610,636.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of June 30, 2007 and has made capital contributions of $120,532 during the first six months of 2007.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of June 30, 2007 with Bruno’s capital contributions included as Minority Interests on the accompanying condensed consolidated balance sheet.

In January 2007, the Company purchased 32,500 shares of its common stock for $312,325 from Martori Enterprises Incorporated under the Stock Bonus Plan.

Note 6. Subsequent Events

In July 2007, the Company amended an existing line of credit with a borrowing limit of $1.5 million to extend the maturity date to June 30, 2008.

In July 2007, the Company sold land and a building in Sedona, Arizona for $1.0 million.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  The

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to repurchase for $1.1 million at the end of the lease term.  As consideration for the option, the Company will pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,127 Vacation Ownership Interests in a resort in Las Vegas, Nevada, all of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, 191 of which have been annexed into Premiere Vacation Club and 176 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS No. 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS No. 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS No. 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS No. 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS No. 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS No. 157 are early adopted as well. The Company is currently assessing the financial impact the adoption of SFAS No. 159 will have on its financial condition and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

As a percentage of total revenues:
Sales of Vacation Ownership Interests	61.7%	55.0%	60.6%	55.0%
Estimated uncollectible revenue	(2.7)%	(2.4)%	(2.6)%	(2.4)%
Resort operating revenue	33.2%	40.4%	34.5%	40.0%
Interest and finance income	7.8%	7.0%	7.5%	7.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	14.5%	12.3%	11.4%	13.3%
Sales and marketing	61.8%	71.5%	66.6%	74.6%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	23.7%	16.2%	22.0%	12.1%
As a percentage of resort operating revenue:
Cost of resort operations	86.1%	87.4%	91.6%	90.5%
As a percentage of total revenues(1):
General and administrative	8.9%	11.0%	10.0%	12.9%
Depreciation and amortization	2.4%	3.0%	2.7%	3.1%
Total operating income	15.3%	7.1%	13.2%	2.0%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	457	306	795	567
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 16,770	$ 17,412	$ 16,915	$ 17,690
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 19,964	$ 21,820	$ 20,104	$ 22,183

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

(3)  Reflects all Vacation Club Ownership Interests on an annual basis.

(4)  Consists of an aggregate of 707 and 446 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2006 and 2007, respectively and 1,255 and 829 biennial and annual Vacation Ownership Interests for the six months ended June 30, 2006 and 2007, respectively.  Excludes number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Six Months Ended June 30, 2006 to the Three and Six Months Ended June 30, 2007

Sales of Vacation Ownership Interests decreased 26.5% or $2,391,906 to $6,646,426 for the three months ended June 30, 2007, from $9,038,332 for the same period in 2006 and decreased 21.2% or $3,376,007 to $12,524,108 for the six months ended June 30, 2007 from $15,900,115 for the same period in 2006.  The decrease reflects primarily reduced sales from the Sedona, Rancho Mañana and San Carlos sales offices due to decreased tours at these offices and lower closing rates at the Sedona and Rancho Mañana sales offices, offset by increased sales volume per tour at the Tucson sales office.  The Rancho Mañana sales office performance was negatively impacted by the effects of litigation brought by the former owners of the property in September 2006.  The litigation was settled and the sales office was permanently closed in June 2007.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 3.8% or $642 in 2007 to $17,412 for the three months ended June 30, 2007 from $16,770 for the same period in 2006 and increased 4.6% or $775 to $17,690 for the six months ended June 30, 2007 from $16,915 for the same period in 2006.  The increase in the average sales price is primarily due to an increase in established minimum sales prices for certain products in 2007.  The number of Vacation Ownership Interests sold decreased 33.0% from 457 in the three months ended June 30, 2006 to 306 for the same period in 2007 and decreased 28.7% from 795 in the six months ended June 30, 2006 to 567 for the same period in 2007. The decreases for the three and six months ended June 30, 2007 are due to decreases at the Sedona, Rancho Mañana and San Carlos sales offices discussed above.  The three and six months ended June 30, 2007 included 280 and 525 biennial Vacation Ownership Interests (counted as 140 and 262.50 annual Vacation Ownership Interests) compared to 501 and 920 biennial Vacation Ownership Interests (counted as 250.5 and 460 annual Vacation Ownership Interests) in the same period in 2006.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 7.5% to $1,349,104 for the three months ended June 30, 2007 from $1,458,121 for the same period in 2006 and was consistent at $2,545,229 for the six months ended June 30, 2007 as compared to $2,535,721 for the same period in 2006.  Upgrade revenue for the three months ended June 30, 2007 was impacted by the effects of litigation brought by the seller of the Rancho Mañana property described above.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 9.3% or $1,856 to $21,820 for the three months ended June 30, 2007 from $19,964 in 2006 and increased 10.3% or $2,079 to $22,183 for the six months ended June 30, 2007 from $20,104 for the same period in 2006.  The average sales price increase is a function of the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above together with greater upgrade revenue relative to new sales in 2007.

Resort operating revenue was consistent at $5,079,714 and $5,100,514 for the three months ended June 30, 2006 and 2007 and $9,468,002 and $9,506,801 for the six months ended June 30, 2006 and 2007, respectively.  Cost of resort operations as a percentage of resort operating revenue increased from 86.1% to 87.4% for the three months ended June 30, 2007 and decreased from 91.6% to 90.5% for the six months ended June 30, 2007.  The increase for the three months ended June 30, 2007 is due to increased employment costs relating to an increase in minimum wage in Arizona as well as increases required to retain employees in the Sedona market.  The decrease for the six months ended June 30, 2007 reflects startup costs for Premiere Vacation Club at the Roundhouse Resort in 2006 and expenses for Joey Bistro in Las Vegas in 2006, which was closed in March 2006.

Interest and finance income decreased 25.0% to $891,636 for the three months ended June 30, 2007 from $1,188,608 for the same period in 2006 and decreased 13.6% to $1,775,628 for the six months ended June 30, 2007 from $2,054,190 for the same period in 2006 reflecting decreased Customer Note balances and a reduction in notes sold due to decreased sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.5% for the three months ended June 30, 2006 to 12.3% for the three months ended June 30, 2007 due to the determination of the ultimate cost of inventory in San Carlos, Mexico, as a result of the termination of the existing business agreement on terms favorable to the Company. Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 11.4% for the six months ended June 30, 2006 to 13.3% for the six months ended June 30, 2007, reflecting adjustments made as the result of adopting SFAS No. 152 in 2006.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 71.5% for the three months ended June 30, 2007 from 61.8% for the same period in 2006 and increased to 74.6% for the six months ended June 30, 2007 from 66.6% for the same period in 2006.  These increases reflect decreased closing rates discussed above, start-up expenses for the Puerto Peñasco sales office and increases in tour costs in part due to greater costs of tour generation through traditional methods and in part due to expenditures for development of new marketing approaches intended to reduce dependence on less efficient alternatives in the future.

General and administrative expenses increased to 11.0% and 12.9% of total revenue for the second quarter and six months ended June 30, 2007, from 8.9% and 10.0% for the same periods in 2006.  The increases for the three and six months ended June 30, 2007 include start up expenses for the Company’s First Piggy concept as well as increased compensation expense for shares issued under the Stock Bonus Plan due to additional grants in January 2007.

Income from land and other, net for the six months ended June 30, 2006 and 2007 includes net gains of $571,100 and $29,327 on the sales of 266,667 and 253,589 shares of GWWI common stock.

Interest expense increased 10.3% to $656,617 for the three months ended June 30, 2007 from $595,509 for the same period in 2006 and decreased 2.3% to $1,326,347 for the six months ended June 30, 2007 from $1,357,113 for the same period in 2006. The increase for the three months ended June 30, 2007 reflects higher outstanding balances in 2007 and increased expense on the Company’s variable rate notes.  The decrease for the six months ended June 30, 2007 reflects greater capitalized interest in 2007.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the six months ended June 30, 2007, cash used in operations was $909,126 as compared to cash provided by operations of $3,049,993 for the six months ended June 30, 2006.  The decrease in cash provided by operations reflects a net increase in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend and Bell Rock Inn, a decrease in net income and resultant income tax benefit, and greater income taxes paid in 2007.  These uses are offset by an increase in accounts payable and accrued liabilities for construction expenses for the above mentioned expansions and timing differences between years in amounts related to the homeowners’ associations as well as a smaller increase in other assets due to the timing of maintenance fee payments to non-Company owned resorts.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $1,316,765 and $1,836,718 for the six months ended June 30, 2007 and 2006, respectively.  The decrease in net cash used in investing activities in 2007 is due to reduced ILX-Bruno capital expenditures for projects in Sedona offset by lower proceeds from the sale of GWWI common stock.

Net cash used in financing activities in the six months ended June 30, 2006 and 2007 was $2,318,645 and $84,371, respectively.  The decrease in cash used in financing activities is due to lower principal payments on notes payable in 2007, lower borrowings and resultant customer payments on the hypothecation line and the repayment of notes in 2006 and reduced purchases of treasury stock in 2007.

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

Credit Facilities and Capital

At June 30, 2007, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At June 30, 2007, $16.2 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

borrowing period expires in 2007 and the maturity is in 2012.  At June 30, 2007, approximately $15.0 million was available under this commitment.

At June 30, 2006 and 2007, the Company had approximately $13.0 million and $11.0 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

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

In April 2007, the Company borrowed an additional $884,275 on an existing note payable on VCA South Bend to finance expansion.  The maturity date was also extended to December 2016.

In the first six months of 2007, the Company purchased 37,200 treasury shares for a cost of $357,090.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of June 30, 2007.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$38,143,000	$ 6,598,000	$ 12,301,000	$11,820,000	$ 7,424,000
Operating Leases	16,852,000	1,868,000	3,388,000	2,417,000	9,179,000
Total	$54,995,000	$ 8,466,000	$ 15,689,000	$14,237,000	$ 16,603,000

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2007.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at June 30, 2007, then based on the $21.0 million balance of variable rate debt at June 30, 2007, interest expense would increase or decrease by approximately $210,000 (before income taxes) per annum.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.

Risk Factors

 The following risk factor as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006 has changed due to the settlement of the litigation with Rancho Mañana Ventures, LLC and Gold Dome, LLC.

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

There are no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

April 1, 2007 – April 30, 2007	-	-	-	-

May 1, 2007 – May 31, 2007	-	-	-	-

June 1, 2007 – June 30, 2007	-	-	-	-
Total	-	-	-	-

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of Matters to a Vote of Security Holders

On Wednesday, June 20, 2007, the Company held its Annual Meeting of Shareholders.  At this meeting, the Shareholders were asked to vote on the following proposal:

To elect nine (9) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

The voting results were as follows:

Nominees recommended in the Proxy Statement:

	Votes For	Votes Against	Votes Withheld
Steven R. Chanen	2,771,224	0	10,822
Wayne M. Greenholtz	2,771,868	0	10,178
Joseph P. Martori	2,615,952	0	166,094
Joseph P. Martori, II	2,608,197	0	173,849
Patrick J. McGroder, III	2,765,457	0	16,589
James W. Myers	2,770,683	0	11,363
Nancy J. Stone	2,609,908	0	172,138
Steven A. White	2,754,490	0	27,555
Edward S. Zielinski	2,612,417	0	169,629

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

Date:  As of August 10, 2007