Form 10-Q/A
period 2007-09-30
ILX RESORTS INC
filed 2007-11-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2007	Commission File Number 001-13855

ILX RESORTS INCORPORATED

(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Large accelerated filer  ____

Accelerated filer  ____

Non-accelerated filer  __X_

Indicate by check mark whether the registrant is a shell company.

____Yes

__X_  No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock, without par value	3,532,033 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2006	2007
ASSETS
Cash and cash equivalents, including restricted cash of $2,003,612 and $99,962, respectively	$ 5,583,721	$ 2,451,239
Notes receivable, net of allowance for uncollectible notes
of $4,265,108 and $4,410,211, respectively	36,813,340	35,575,272
Resort property held for Vacation Ownership Interest sales	17,404,924	19,191,750
Resort property under development	2,234,601	3,744,599
Land held for sale	566,593	576,767
Deferred assets	40,442	41,327
Property and equipment, net	18,430,592	19,103,726
Other assets	6,159,602	7,221,738

TOTAL ASSETS	$ 87,233,815	$ 87,906,418

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 2,051,812	$ 2,338,370
Accrued expenses and other liabilities	2,993,120	4,857,157
Income tax payable	530,627	-
Notes payable	37,275,110	38,731,747
Deferred income taxes	4,514,869	3,962,046

TOTAL LIABILITIES	47,365,538	49,889,320

MINORITY INTERESTS	2,067,091	2,046,475

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,340,583 and 5,451,173 shares issued and outstanding	27,791,330	28,771,411
Treasury stock, at cost, 1,859,322 and 1,919,140 shares, respectively	(9,341,937)	(9,913,189)
Additional paid-in capital	(199,398)	(273,729)
Retained earnings	18,804,526	16,639,465
TOTAL SHAREHOLDERS' EQUITY	37,801,186	35,970,623

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,233,815	$ 87,906,418

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
REVENUES:
Sales of Vacation Ownership Interests	$ 8,151,208	$ 6,134,279	$ 24,774,396	$19,228,836
Estimated uncollectible revenue	(360,205)	(268,648)	(1,083,278)	(839,097)
Resort operating revenue	4,934,308	5,324,324	14,402,310	14,831,125
Interest and finance income	997,236	890,162	3,051,426	2,665,790
Total revenues	13,722,547	12,080,117	41,144,854	35,886,654

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	996,192	754,658	2,815,245	2,419,608
Cost of resort operations	4,504,140	4,656,385	13,176,567	13,262,044
Sales and marketing	5,235,528	4,495,338	15,823,934	13,839,827
General and administrative	1,562,493	1,616,566	4,316,216	4,679,529
Depreciation and amortization	350,989	359,101	1,088,417	1,103,107

Total cost of sales and operating expenses	12,649,342	11,882,048	37,220,379	35,304,115

Timeshare and resort operating income	1,073,205	198,069	3,924,475	582,539

Income (loss) from land and other, net (including Related Party)	137,720	(14,364)	908,976	75,158
Gain on sale of partnership interests	582,909	-	582,909	-

Total operating income	1,793,834	183,705	5,416,360	657,697

Interest expense	(732,333)	(687,223)	(2,089,446)	(2,013,570)

Income (loss) before income taxes and minority interests	1,061,501	503,518)	3,326,914	(1,355,873)

Income tax (expense) benefit	(424,600)	193,161	(1,330,765)	534,063

Income (loss) before minority interests	636,901	(310,357)	1,996,149	(821,810)

Minority interests	-	20,616	-	20,616

NET INCOME (LOSS)	$ 636,901	$ (289,741)	$ 1,996,149	$ (801,194)

NET INCOME (LOSS) PER SHARE
Total Basic net income (loss) per share	$ 0.18	$ (0.09)	$ 0.56	$ (0.24)

Total Diluted net income (loss) per share	$ 0.18	$ (0.09)	$ 0.56	$ (0.24)

DIVIDENDS PER SHARE	$ 0.1175	$ 0.125	$ 0.3525	$ 0.375

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,996,149	$ (801,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Loss on sale of property and equipment	667	394
Gain of sale of investment in common stock	(699,015)	(29,327)
Gain on sale of partnership interests	(582,909)	-
Undistributed minority interest	-	(20,616)
Income tax expense (benefit)	1,330,765	(534,063)
Estimated uncollectible revenue	1,083,278	839,097
Depreciation and amortization	1,088,417	1,103,107
Amortization of deferred compensation	117,961	193,317
Common stock issued to employees for services	32,820	-
Change in assets and liabilities:
Decrease in notes receivable, net	991,891	398,971
Increase in resort property held for Vacation Ownership
Interest sales	(1,927,868)	(1,786,826)
Decrease (increase) in resort property under development	2,902,281	(1,509,998)
Increase in land held for sale	(1,429)	(10,174)
Decrease in income taxes receivable	70,831	-
Increase in other assets	(2,424,235)	(674,670)
Increase in accounts payable	116,936	254,102
(Decrease) increase in accrued and other liabilities	(34,094)	1,864,037
Decrease in deferred income taxes	(34,755)	(18,760)
Decrease in income taxes payable	-	(530,627)

Net cash provided by (used in) operating activities	4,027,691	(1,263,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deferred assets	(14,879)	(885)
Purchases of property and equipment	(3,497,466)	(1,869,279)
Proceeds from sale of investment in common stock	719,015	29,327
Proceeds from sale of partnership interests	700,000	-
Proceeds from sale of other assets	-	100,000
Proceeds from sale of property and equipment	-	11,383

Net cash used in investing activities	(2,093,330)	(1,729,454)

See notes to condensed consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	11,675,919	9,752,804
Principal payments on notes payable	(11,927,591)	(8,702,372)
Contributions from minority interest holder	900,000	-
Preferred stock dividends	(46,788)	(46,788)
Proceeds from exercise of stock options	83,850	-
Acquisition of treasury stock	(702,937)	(357,090)
Common stock dividend	(856,139)	(786,352)

Net cash used in financing activities	(873,686)	(139,798)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,060,675	(3,132,482)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,984,467	5,583,721
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,045,142	$ 2,451,239

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$ 620,543	$ 712,433
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	509,593	-
Deferred compensation resulting from unvested common stock issuance	237,408	267,648
Assets acquired through capital lease	-	406,205
Note receivable issued for sale of property and equipment	-	700,000

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

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Interest paid	$ 732,333	$ 687,223	$ 2,089,446	$ 2,013,570
Income taxes paid	190,000	-	238,000	706,386
Interest capitalized	236,283	399,752	670,963	980,648

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at September 30, 2007.

Note 2. Basic and Diluted Net Income Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net income (loss)	$ 636,901	$(289,741)	$1,996,149	$(801,194)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(35,091)	(35,091)
Basic and Diluted Net Income (Loss) Available to Common Shareholders	625,204	$(301,438)	$1,961,058	$(836,285)

Basic Weighted-Average Common Shares Outstanding	3,503,778	3,530,014	3,497,306	3,510,476
Effect of dilutive securities:
Stock options	1,344	-	4,159	-
Diluted Weighted-Average Common Shares Outstanding	3,505,122	3,530,014	3,501,465	3,510,476

Basic Net Income (Loss) Per Common Share	$ 0.18	$ (0.09)	$ 0.56	$ (0.24)

Diluted Net Income (Loss) Per Common Share	$ 0.18	$ (0.09)	$ 0.56	$ (0.24)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at September 30, 2006 and 2007, but were not included in the computation of diluted net income per share for the three and nine months ended September 30, 2006 and 2007 because their effect would be anti-dilutive.  These options expire in 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Shareholders’ Equity

During the nine months ended September 30, 2007, the Company issued 36,000 shares of common stock, valued at $271,416 to employees and Directors under the Stock Bonus Plan.  These shares have voting rights and dividend participation and therefore are included in shares outstanding.  Of the 36,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010, 5,000 were issued to Directors, vest on March 1, 2010, and require the recipient to remain a Director through March 1, 2008 and provide service as a Director or otherwise until March 1, 2010; and 1,500 shares vest on January 15, 2009.  Deferred compensation of $3,768, representing 500 shares issued in January 2007 was reversed in the nine months ended September 30, 2007 due to the termination of a Stock Bonus Plan participant.  The remaining $267,648 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in additional paid in capital on the condensed consolidated balance sheet.  Also during the nine months ended September 30, 2007, the Company purchased 37,200 shares of its common stock for $357,090.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The dividend has increased each year and for 2006 and 2007 was established at $0.47 and $0.50, respectively, per common share to be paid in equal quarterly installments.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the nine months ended September 30, 2007, shareholders elected to receive 75,090 shares of common stock valued at $712,433 under the DRIP and cash dividends of $786,352.  All of the 75,090 common shares were newly issued.  The 75,090 common shares include 22,618 common shares, valued at $214,162, issued on treasury shares held as collateral.  At September 30, 2007, $441,504 was accrued for the third quarter 2007 dividend which was paid October 10, 2007.

Note 4.  Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans could not be less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Incentive stock options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  Nonstatutory stock options are exercisable over a term determined by the Board of Directors.  No further grants may be made under the Plans.

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the non-vested stock under the Stock Bonus Plan at September 30, 2007 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	58,000	$8.01
Stock Granted	36,000	7.54
Stock Vested	-
Stock Foreited	(500)	7.54

Non-vested at September 30, 2007	93,500	$7.83

Unamortized deferred compensation of $333,164 will be amortized over the weighted average remaining term of 1.81 years.  The intrinsic value of the non-vested stock under the Stock Bonus Plan at September 30, 2007 is $906,950.

Note 5. Related Party Transactions

During the nine months ended September 30, 2007, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 53 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $51,878 was recorded on the sale.  At September 30, 2007, deeds of trust for 674 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,559,994.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of September 30, 2007.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of September 30, 2007 with Bruno’s capital contributions net of operating losses included as Minority Interests on the accompanying condensed consolidated balance sheets.

In July 2007, the Company sold land and a building in Sedona, Arizona for $1.0 million to a related party.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  No gain was recorded on the sale and the net cash received of $901,410 is included in accrued expenses and other liabilities on the condensed consolidated balance sheet as of September 30, 2007.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to repurchase for $1.1 million at the end of the lease term.  As consideration for the option, the Company will pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2007, First Piggy LLC was formed to further the promotion of the “First Piggy” concept.  First Piggy LLC entered into an Asset Purchase agreement with the Company and FPB Holdings Incorporated (a subsidiary of the Company) to purchase all intellectual and tangible personal property in connection with the First Piggy concept.  The purchase price was $130,000 in cash, a promissory note payable to the Company for $700,000 and a 20% interest in First Piggy LLC.  Certain executive officers and directors of the Company also own 48% of First Piggy LLC.  Ownership interests totaling 32% of First Piggy LLC are presently being offered to potential investors.  The note payable bears an interest rate of 10% per year with all the principal and interest payable on or before September 17, 2012.  The Company also entered into an Operating Agreement with First Piggy LLC in which the Company was named as the manager of First Piggy LLC.  The investment in First Piggy LLC will be treated as an equity investment by the Company.  Consolidation is not required since First Piggy LLC has sufficient funding to support its activities, all investors have proportionate voting rights and investors will share in the losses or income of First Piggy LLC proportionately.

In January 2007, the Company purchased 32,500 shares of its common stock for $312,325 from Martori Enterprises Incorporated under the Stock Bonus Plan (Notes 3 and 4).

Note 6. Subsequent Events

In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly.  The principal balance on the note is due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

On November 1, 2007 the existing mortgage collateralized by the Bell Rock Inn was paid in full.  In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to PVC Vacation Ownership Interests at Bell Rock Inn.  The existing mortgage which the Company assumed in conjunction with the acquisition of the Bell Rock Inn in December 2000 did not permit prepayment of the loan nor provided for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders and opened an escrow account to which it made monthly deposits according to a predetermined formula based on sales of Vacation Ownership Interests.    The existing mortgage of $3,828,722 plus accrued interest and fees was paid off using the escrow account funds of $3,273,547 (in Other Assets on the condensed consolidated balance sheets at September 30, 2007) and funds borrowed on an existing credit facility of $582,794.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,156 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,127 of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, 191 of which have been annexed into Premiere Vacation Club and 176 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.    The Company is still evaluating whether there will be any material change in financial position or results of operations resulting from the adoption of SFAS 157.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

As a percentage of total revenues:
Sales of Vacation Ownership Interests	59.4%	50.8%	60.2%	53.6%
Estimated uncollectible revenue	(2.6)%	(2.2)%	(2.6)%	(2.3)%
Resort operating revenue	35.9%	44.1%	35.0%	41.3%
Interest and finance income	7.3%	7.3%	7.4%	7.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	12.8%	12.9%	11.9%	13.2%
Sales and marketing	67.2%	76.6%	66.8%	75.3%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	20.0%	10.5%	21.3%	11.6%
As a percentage of resort operating revenue:
Cost of resort operations	91.3%	87.5%	91.5%	89.4%
As a percentage of total revenues(1):
General and administrative	11.4%	13.4%	10.5%	13.0%
Depreciation and amortization	2.6%	3.0%	2.6%	3.1%
Total operating income	13.1%	1.5%	13.2%	1.8%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	384	244	1,179	810
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 16,469	$ 17,976	$ 16,770	$ 17,776
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 20,504	$ 24,432	$ 20,235	$ 22,859

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

(3)  Reflects all Vacation Club Ownership Interests on an annual basis.

(4)  Consists of an aggregate of 596 and 364 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2006 and 2007, respectively and 1,851 and 1,193 biennial and annual Vacation Ownership Interests for the nine months ended September 30, 2006 and 2007, respectively.  Excludes number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Comparison of the Three and Nine Months Ended September 30, 2006 to the Three and Nine Months Ended September 30, 2007

Sales of Vacation Ownership Interests decreased 24.7% or $1,925,372 to $5,865,631 for the three months ended September 30, 2007, from $7,791,003 for the same period in 2006 and decreased 22.4% or $5,301,379 to $18,389,739 for the nine months ended September 30, 2007 from $23,691,118 for the same period in 2006.  The decrease reflects primarily reduced sales from the Sedona, Rancho Mañana and San Carlos sales offices due to decreased tours at these offices and lower closing rates at the Sedona sales office and at the Rancho Mañana sales office prior to its closure in June 2007, offset by increased sales volume per tour at the Tucson sales office.  The Rancho Mañana sales office performance was negatively impacted by the effects of litigation brought by the former owners of the property in September 2006.  The litigation was settled and the sales office was permanently closed in June 2007.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) increased 9.2% or $1,507 in 2007 to $17,976 for the three months ended September 30, 2007 from $16,469 for the same period in 2006 and increased 6.0% or $1,006 to $17,776 for the nine months ended September 30, 2007 from $16,770 for the same period in 2006.  The increase in the average sales price is due to a change in the product mix sold as well as an increase in established minimum sales prices for certain products in 2007.  The number of Vacation Ownership Interests sold decreased 36.5% from 384 in the three months ended September 30, 2006 to 244 for the same period in 2007 and decreased 31.3% from 1,179 in the nine months ended September 30, 2006 to 810 for the same period in 2007. The decreases for the three and nine months ended September 30, 2007 are due to decreases at the Sedona, Rancho Mañana and San Carlos sales offices discussed above.  The three and nine months ended September 30, 2007 included 241 and 766 biennial Vacation Ownership Interests (counted as 120.5 and 383 annual Vacation Ownership Interests) compared to 424 and 1,344 biennial Vacation Ownership Interests (counted as 212 and 672 annual Vacation Ownership Interests) in the same period in 2006.

Upgrade revenue, included in Vacation Ownership Interest sales, increased 1.5% to $1,572,193 for the three months ended September 30, 2007 from $1,549,281 for the same period in 2006 and was consistent at $4,117,422 for the nine months ended September 30, 2007 as compared to $4,085,002 for the same period in 2006.  Upgrade revenue for the nine months ended September 30, 2007 reflects increased marketing efforts to existing owners in Sedona offset by reduced sales at the Rancho Mañana sales office as discussed above.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including Upgrades) increased 19.2% or $3,928 to $24,432 for the three months ended September 30, 2007 from $20,504 in 2006 and increased 13.0% or $2,624 to $22,859 for the nine months ended September 30, 2007 from $20,235 for the same period in 2006.  The average sales price increase is a function of the increase in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above together with greater upgrade revenue relative to new sales in 2007 due to comparable upgrade revenue but reduced new sales between periods.

Resort operating revenue increased 7.9% or $390,016 to $5,324,324 for the three months ended September 30, 2007 and increased 3.0% or $428,815 to $14,831,125 for the nine months ended September 30, 2007.  The increase for the three months ended September 30, 2007 reflects revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007 as well as increased occupancy at VCA – South Bend.  The increase for the nine months ended September 30, 2007 is primarily due to increased occupancy at certain of the resorts.  Cost of resort operations as a percentage of resort operating revenue decreased from 91.3% to 87.5% for the three months ended September 30, 2007 and decreased from 91.5% to 89.4% for the nine months ended September 30, 2007.  The decrease for the three months ended September 30, 2007 is due to the increased occupancy discussed above.  The decrease for the nine months ended September 30, 2007 reflects the increased occupancy in 2007 discussed above as well as startup for Premiere Vacation Club at the Roundhouse Resort in 2006 and expenses for Joey Bistro in Las Vegas in 2006, which was closed in March 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Interest and finance income decreased 10.7% to $890,162 for the three months ended September 30, 2007 from $997,236 for the same period in 2006 and decreased 12.6% to $2,665,790 for the nine months ended September 30, 2007 from $3,051,426 for the same period in 2006 reflecting decreased Customer Note balances and a reduction in notes sold due to decreased sales.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales were consistent at 12.8% and 12.9% for the three months ended September 30, 2006 and 2007, respectively and increased from 11.9% for the nine months ended September 30, 2006 to 13.2% for the nine months ended September 30, 2007, reflecting adjustments made as the result of adopting SFAS No. 152 in 2006.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 76.6% for the three months ended September 30, 2007 from 67.2% for the same period in 2006 and increased to 75.3% for the nine months ended September 30, 2007 from 66.8% for the same period in 2006.  These increases reflect decreased closing rates discussed above, start-up operating losses for the Puerto Peñasco sales office and increases in tour costs in part due to greater costs of tour generation through traditional methods and in part due to expenditures for development of new marketing approaches intended to reduce dependence on less efficient alternatives in the future.

General and administrative expenses increased to 13.4% and 13.0% of total revenue for the third quarter and nine months ended September 30, 2007, from 11.4% and 10.5% for the same periods in 2006.  The increases for the three and nine months ended September 30, 2007 reflect the reductions in sales of Vacation Ownership Interests, start up expenses for the Company’s First Piggy concept in 2007 and increased compensation expense for shares issued under the Stock Bonus Plan due to additional grants in January 2007.

Income from land and other, net for the nine months ended September 30, 2006 and 2007 includes net gains of $699,000 and $29,327 on the sales of 402,142 and 253,589 shares of GWWI common stock.

Gain on sale of partnership interests for the three and nine months ended September 30, 2006 reflect the gain of $582,909 on the Company’s sale of a 3% Percentage Interest in ILX-Bruno.

Interest expense decreased 6.2% to $687,223 for the three months ended September 30, 2007 from $732,333 for the same period in 2006 and decreased 3.6% to $2,013,570 for the nine months ended September 30, 2007 from $2,089,446 for the same period in 2006.  The decrease for the three and nine months ended September 30, 2007 reflects greater capitalized interest in 2007.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the nine months ended September 30, 2007, cash used in operations was $1,263,230 as compared to cash provided by operations of $4,027,691 for the nine months ended September 30, 2006.  The decrease in cash provided by operations reflects a net increase in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend and Bell Rock Inn, a decrease in net income and resultant income tax benefit, and greater income taxes paid in 2007.  These uses are offset by a smaller gain on the sale of GWWI common stock, the gain on the sale of ILX-Bruno partnership interests in 2006, an increase in accrued liabilities to account for the repurchase liability for a lease purchase option, timing differences between years in amounts related to the homeowners’ associations as well as a smaller increase in other assets due to lower prepaid income taxes in 2007 and the timing of maintenance fee payments to non-Company owned resorts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $2,093,330 and $1,729,454 for the nine months ended September 30, 2006 and 2007, respectively.  The decrease in net cash used in investing activities in 2007 is due to reduced ILX-Bruno capital expenditures for projects in Sedona and proceeds from the sale of other assets to First Piggy LLC, offset by lower proceeds from the sale of GWWI common stock and the proceeds from the sale of ILX-Bruno partnership interests in 2006.

Net cash used in financing activities in the nine months ended September 30, 2006 and 2007 was $873,686 and $139,798, respectively.  The decrease in cash used in financing activities is due to lower principal payments on notes payable in 2007 due to lower borrowings and resultant customer payments on the hypothecation line and the repayment of notes in 2006 and reduced purchases of treasury stock in 2007, offset by lower borrowings on the hypothecation line due to lower sales of Vacation Ownership Interests and contributions from the minority interest holder of ILX-Bruno in 2006.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Credit Facilities and Capital

At September 30, 2007, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At September 30, 2007, $15.1 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $30 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $30 million commitment was amended in February 2006 and, under the amended agreement, the borrowing period expires in 2007 and the maturity is in 2012.  At September 30, 2007, approximately $15.6 million was available under this commitment.

At September 30, 2006 and 2007, the Company had approximately $13.0 million and $10.4 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In March 2007, the Company amended an existing construction loan to secure an additional $3.5 million to finance the expansion of Bell Rock Inn.  The maturity date was also extended to March 2012.  In September 2007, the construction loan was further amended to provide for an additional $1.0 million in borrowing to finance the remaining amount necessary to payoff the existing mortgage on Bell Rock Inn and fund the construction of two Platinum suites at Los Abrigados.  All other terms remained the same.

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

In July 2007, the Company sold land and a building in Sedona, Arizona for $1.0 million.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to repurchase for $1.1 million at the end of the lease term.  As consideration for the option, the Company will pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.

In the first nine months of 2007, the Company purchased 37,200 treasury shares for a cost of $357,090.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of September 30, 2007.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$38,353,000	$ 6,601,000	$ 12,113,000	$13,235,000	$ 6,404,000
Capital Lease Obligations	379,000	71,000	160,000	148,000	-
Operating Leases	15,836,000	1,701,000	2,956,000	2,124,000	9,055,000
Total	$54,568,000	$ 8,373,000	$ 15,229,000	$15,507,000	$ 15,459,000

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2007.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at September 30, 2007, then based on the $20.7 million balance of variable rate debt at September 30, 2007, interest expense would increase or decrease by approximately $207,000 (before income taxes) per annum.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

(CONTINUED)

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

July 1, 2007 – July 31, 2007	-	-	-	-

August 1, 2007 – August 31, 2007	-	-	-	-

September 1, 2007 – September 30, 2007	-	-	-	-
Total	-	-	-	-

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

Date:  As of November 9, 2007