Form 10-K
period 2007-12-31
ILX RESORTS INC
filed 2008-03-31
CIK 819551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. __ Yes    X No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. __ Yes   X No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X Yes   __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  __

Accelerated filer__

Non-accelerated filer  X

Smaller reporting company   __

Indicate by check mark whether the registrant is a shell company.

__ Yes

X   No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 24, 2008
Common Stock, without par value	3,657,763 shares

At June 30, 2007, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $13.2 million.

Portions of Registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

ILX RESORTS INCORPORATED

2007 Form 10-K Annual Report

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

29

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

36

Item 8.

Financial Statements and Supplementary Data

36

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

36

Item 9A.

Controls and Procedures

36

Item 9A(T).

Controls and Procedures

36

Item 9B.

Other Information

37

PART III

37

Item 10.

Directors, Executive Officers and Corporate Governance

37

Item 11.

Executive Compensation

37

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

37

Item 13.

Certain Relationships and Related Transactions, and Director Independence

37

Item 14.

Principal Accounting Fees and Services

37

PART IV

37

Item 15.

Exhibits, Financial Statement Schedules

37

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, pending litigation, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel general economic conditions, government and regulatory actions and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Item 1.  Business

The Company

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of the unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land in the early development stages in Puerto Peñasco, Mexico and Sedona, Arizona (collectively, the “ILX resorts”).  The Company also holds 2,160 weeks at the Carriage House in Las Vegas, Nevada, 176 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona and 193 weeks in the Roundhouse Resort in Pinetop.  One of the resorts in Arizona is not registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement.

At December 31, 2007, the ILX resorts represented an aggregate of 635 units and 33,426 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 191 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 2,127 weeks in the Carriage House in Las Vegas, Nevada, and 176 weeks at the Scottsdale Camelback Resort.  The 33,426 sold and unsold Vacation Ownership Interests exclude the Arizona resort not currently registered or marketed as Vacation Ownership Interests.  The Company also holds additional interests, which consisted, at December 31, 2007, of an aggregate of approximately 46 Vacation Ownership Interests in destination resorts owned by others and located in Arizona, California, Mexico, Nevada and elsewhere (collectively, the “Additional Interests”), including 33 in the Carriage House and two in the Roundhouse Resort which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2007, the Company increased the number of ILX resorts from two to eleven (excluding the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 33,472 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House, the Scottsdale Camelback Resort Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues increased from $6.1 million in 1991 to $48.6 million in 2007.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices and/or terms because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and undervalued Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (186 units including the adjacent Celebrity House and the Winner’s Circle suites currently under construction), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Premiere Vacation Club at Bell Rock in the Village of Oak Creek near Sedona, Arizona (85 units), Rancho Mañana Resort in Cave Creek, Arizona (19 units), Premiere Vacation Club at the Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 2,160 Vacation Ownership

Interests at the Carriage House in Las Vegas, Nevada, the 193 Vacation Ownership Interests at the Roundhouse Resort in Pinetop/Lakeside, Arizona and the 176 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

Utilizing management’s development expertise, the Company developed and implemented the Varsity Clubs concept.  This concept entails ground-up development of urban vacation ownership properties strategically situated in tourist destinations that are accessible to major population centers near prominent colleges and universities.  The first Varsity Clubs, VCA–South Bend, consisting of 86 units, is located approximately three miles from the University of Notre Dame in South Bend, Indiana.  The second Varsity Clubs, VCA–Tucson, consisting of 60 units, is located approximately three miles from the University of Arizona in Tucson, Arizona.  The scope of the Company’s activities since 1991 have enabled the Company’s management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company’s operating and growth strategies, including property identification and acquisition, property development and rehabilitation, operation of resort properties and Vacation Ownership Interest sales and marketing.

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2007 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners Inc. 2007 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal or rental automobile with 86% using their personal or rental automobile on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  This belief is confirmed in the previously noted II study that indicates 67% of prospective timeshare buyers took a weekend trip in the last 12 months. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2007, the Company operated ten resorts consisting of 616 units and held 8,488 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club.  Third parties operate the Rancho Mañana Resort, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at selected ILX resorts.

Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX resorts.  Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts.  Vacation Ownership Interests in individual ILX resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as II and Resort Condominiums International (“RCI”).  The majority of the Company’s inventory of Vacation Ownership Interests, including those at its Varsity Clubs and those included in Premiere Vacation Club, qualify as the highest seasonal demand classification for purposes of participation in such exchange networks.  The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities, natural beauty and food and beverage discounts at participating ILX resorts).

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

During 2007, the Company sold 1,561 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 2,349 and 2,546 during 2006 and 2005, respectively.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $15,909 for an annual interest and $9,874 biennial interest, resulting in a weighted average price of $17,721 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2007 and $16,247 for an annual interest and $8,682 for a biennial interest, resulting in a weighted average price of $16,860 during the year ended December 31, 2006.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2007, the Company had an existing inventory of 8,488 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club).

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

•

financing may not be available on terms favorable for development of a project, if at all; and

•

financing may not be available on terms favorable for the continued sales of  Vacation Ownership Interests.

We project that currently planned development and expansion at our resorts, and land in the planning stages (including Legacy Park), may cost in excess of $40 million.  Although we have preliminarily secured adequate financing for the projects currently under development, we cannot provide assurance that adequate financing for future development projects will be available on terms and conditions favorable to our company, if at all.  Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company, if at all. Factors that could affect our access to the capital markets, or the cost of such capital, include the following:

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

WE MAY FACE A VARIETY OF RISKS WHEN WE EXPAND OUR RESORTS. Our growth strategy includes the expansion of the number of units at our resorts, when appropriate. Risks associated with such expansion include, but are not limited to, the following:

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

OUR PRACTICE OF FINANCING CUSTOMER BORROWINGS EXPOSES US TO LIQUIDITY RISKS.

We finance approximately 70-75% of our overall sales of Vacation Ownership Interests. Although we conduct credit pre-approval due diligence with respect to each financed sale, there are significant risks associated with such transactions, including those set forth below.

WE COULD INCUR SUBSTANTIAL LOSSES IF PURCHASERS OF VACATION OWNERSHIP INTERESTS DEFAULT ON THEIR OBLIGATIONS TO PAY THE BALANCE OF THE PURCHASE PRICE.  We require purchasers to make a down payment of at least 10% of the aggregate purchase price of the Vacation Ownership Interest, plus the cost of any incentives given at the time of sale, and to deliver a promissory note to us for the balance. Although we conduct credit pre-approval due diligence with respect to each purchaser, we bear the risk of default associated with customer notes that we retain and those that we sell with recourse to our company. If a buyer of a Vacation Ownership Interest defaults, we generally will pursue collection remedies to the extent legally permitted. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. If we are unable to collect the defaulted amount, we generally deed back or foreclose on and then remarket the recovered Vacation Ownership Interest. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we must incur such costs again to resell the Vacation Ownership Interest. In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset. We do not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

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

OUR BORROWING BASE AND/OR OUR ABILITY TO SELL CUSTOMER NOTES MAY BE ADVERSELY AFFECTED BY THE NATURE AND QUALITY OF THE CUSTOMER NOTES.  We typically finance our working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders. As of December 31, 2007, we had agreements with one lender to borrow up to $30.0 million against conforming retained customer notes, of which approximately $16.4 million remained available for borrowing. In addition, as of December 31, 2007, we had an agreement with one lender under which we can sell up to $30.0 million of conforming customer notes, of which approximately $14.4 million remained available.

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

WE GENERALLY EXPERIENCE NEGATIVE CASH FLOW UPON THE SALE OF FINANCED VACATION OWNERSHIP INTERESTS.  On financed sales, we ordinarily receive only 10% of the purchase price on the sale of a Vacation Ownership Interest plus the cost of incentives given at the time of sale, but we must pay in full the costs associated with the development, marketing, and sale of the Vacation Ownership Interest. These costs generally exceed the downpayment we receive at the time of sale. Maximum borrowings and sales of notes available under our existing credit facilities may not be sufficient to cover these costs, which could limit our available capital resources, liquidity, and capacity to grow. Our existing credit facilities expire at various dates in 2008 and 2009. We presently do not have binding agreements to extend the terms of our existing credit facilities or for any replacement financing upon the expiration of our existing credit facilities. Moreover, we cannot provide assurance that we will be able to arrange alternative or additional credit facilities on terms that are satisfactory to our company in the future. Accordingly, future sales of Vacation Ownership Interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that we finance. Although we currently are selling customer notes at a premium, to the extent that we finance our negative cash flow by selling customer notes to lenders in the future we may be able to sell such notes only at a discount from the face value of such notes. In addition, we cannot provide assurance that we will be able to negotiate the sale of such customer notes at favorable rates, or at all.

FLUCTUATIONS IN INTEREST RATES AND INTEREST RATE MISMATCHES COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, LIQUIDITY, AND FINANCIAL POSITION. We currently derive a portion of income from the spread between the interest rates we charge our customers and the interest rates at which we borrow against customer notes or at which we sell customer notes. We cannot provide assurance, however, that the present interest rate spread will continue in the future. We may not be able to maintain these spreads as a result of decreases in the rates we are able to charge customers or increases in the prime lending rate, or upon the expiration of our current credit facilities and our inability to replace such facilities at existing terms. In addition, our indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates. As a result, increases in interest rates could cause our interest expense to exceed our interest income on our portfolio of retained customer notes. Moreover, we currently do not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.  If there were a one-percentage point change, based on the $22.0 million balance of variable rate debt at December 31, 2007, interest expense would increase or decrease by approximately $220,000 (before income taxes) per annum. Further, to the extent interest rates generally decrease on third-party financing available to our customers, we face an increased risk that customers will pre-pay their customer notes and reduce our income, if any, from financing activities. In addition, if a customer prepays a note that we have sold, we are required to repay the unearned interest premium, if any, on the note.

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

WE FACE SUBSTANTIAL COMPETITION IN THE VACATION OWNERSHIP INDUSTRY.

The vacation ownership industry consists of a large number of local and regional resort developers and operators. In addition, we face competition from some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, Diamond Resorts, LLC and their subsidiaries and affiliates.  Many of these companies have much greater access to capital and other resources than we do. As a result, we may be at a competitive disadvantage with our competitors for access to marketing, personnel, and other resources that we require to compete successfully. In addition, competition from other vacation ownership resort developers and operators may limit our ability to acquire additional resorts and to obtain access to affinity groups. Our business and results of operations may be materially adversely affected if we are unable to compete successfully against such companies.

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

EXTENSIVE FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS AFFECT THE WAY WE CONDUCT OUR BUSINESS.

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell Vacation Ownership Interests and conduct our other business operations.  Federal legislation to which the company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  In addition, many states, including Arizona, have adopted specific laws and regulations regarding the sale of Vacation Ownership Interests. These laws and regulations require us, among other things, to obtain and file numerous documents and supporting information with the responsible state agency, to obtain the agency's approval for an offering statement that describes all material aspects of the sale of Vacation Ownership Interests, and to deliver an offering statement or public report, together with certain additional information concerning the terms of the purchase, to all prospective purchasers of a Vacation Ownership Interest. Laws in each state where we currently sell Vacation Ownership Interests generally grant the purchaser of a Vacation Ownership Interest the right to cancel a contract of purchase at any time within three to seven calendar days following the date the purchaser signs the contract. Most states have other laws that regulate our activities and protect purchasers, such as the following:

•

real estate licensure laws,

•

travel sales licensure laws,

•

immigration laws,

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

THE COMPANY MAY BE SUBJECT TO LITIGATION WHICH COULD CAUSE IT TO INCUR SIGNIFICANT EXPENSES.

Responding to litigation claims could be costly and time consuming and divert management’s attention from other business issues.  We encounter litigation in our normal course of business, however, we are currently involved in litigation outside of this normal scope.  In October 2005, Greens of Las Vegas (“GOLV”) filed suit against ILX, Varsity Clubs of America Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleged that we interfered with prospective advantage between GOLV and third parties, interfered with contracts between GOLV and our subsidiary VCA-NV, fraud, unjust enrichment and civil conspiracy.  We answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Court granted our Motion to Dismiss the Complaint and awarded that GOLV pay our attorneys’ fees in a yet to be determined amount.  Our counterclaim remains.  In March 2008, GOLV appealed the dismissal of its claims, which appeal we have been advised is untimely.  We intend to vigorously defend the case.  We believe the allegations of the Complaint are without merit.

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

Although we typically conduct significant due diligence prior to acquiring real property, we may not obtain environmental reports with respect to each of our properties if management believes that the risk of potential environmental liability does not warrant the performance of environmental assessments due to the remote location of such property or any other reason. If we fail to obtain such reports, we may acquire or develop property and later discover that we cannot operate the property as planned, or we may assume environmental or other liabilities that we could have avoided if we had the information typically revealed in an environmental report. To date, we have obtained environmental reports with respect to four of our resorts. Even when we perform due diligence investigations, we cannot provide assurance that our due diligence efforts or environmental reports, when available, will reveal all environmental liabilities or that we will identify every material environmental condition.

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

ACCELERATION OF DEFERRED TAXES AND NET OPERATING LOSS CARRYFORWARD LIMITATIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND LIQUIDITY.

While we report sales of Vacation Ownership Interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow us to report a portion of financed sales on the installment method, if we so elect. When we elect the installment method, we recognize income on the sale of a Vacation Ownership Interest (a) when we receive cash in the form of a down payment, and (b) incrementally as we receive payments on retained customer notes or when we factor the customer note. As of December 31, 2007, we had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in our financial statements) in the amount of $6.1 million as a result of this method of reporting sales of Vacation Ownership Interests. If we should factor the customer notes, if a lender forecloses on the retained customer notes, or if we otherwise collect or dispose of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due. Moreover, we would owe accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by our company, the likelihood of which is not now reasonably ascertainable. We cannot provide assurance that we will have sufficient cash resources to pay those taxes and interest if and when they become payable. Furthermore, if our sales of Vacation Ownership Interests should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods. Consequently, our liquidity and financial position could be adversely affected.

At December 31, 2007, our wholly-owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), had net operating loss, or "NOL," carryforwards of approximately $205,000.  These NOL carryforwards are limited as to usage because they arise from built-in losses of an acquired company. In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year. To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years. Any unused Genesis NOL’s will expire in 2008.

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

INCREASED GASOLINE PRICES, AN OUTBREAK OF WAR, ACTS OF TERRORISM, UNFORESEEN NATURAL DISASTERS OR SIMILAR EVENTS COULD NEGATIVELY IMPACT OUR BUSINESS.

Increased gasoline prices, war, or acts of terrorism, forest fires, road construction, inclement weather or other unforeseen natural disasters or similar events could reduce consumer travel. If consumer travel to our resorts and sales centers declines as a result of these or other factors, we could experience lower income due to reduced room rentals and/or fewer opportunities for sales presentations to prospective purchasers of Vacation Ownership Interests.

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

At February 29, 2008, Joseph P. Martori beneficially owned approximately 23.8% of our outstanding common stock (and all of our officers and directors as a group beneficially owned approximately 39.9% of our outstanding common stock). Because of his ability to elect at least two of our directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected.

At February 29, 2008, our Employee Stock Ownership Plan and Trust (“ESOP”) held approximately 15.4% of our outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the ESOP that have been allocated to their respective accounts.  Our ESOP may acquire newly issued shares of common stock from us or already issued shares on the open market.  To the extent the ESOP acquires shares, and shares are granted to key employees under our Stock Bonus Program, an increasing concentration of our ownership will reside with our employees, including our executive officers.

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

From January 1, 2007 through December 31, 2007, the closing price of our common stock as reported on The American Stock Exchange ranged from a high of $13.37 to a low of $2.29.  As a result of this volatility, an investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

The stock market has from time to time experienced extreme price and volume fluctuations that are unrelated to the operating performance of particular companies. In the past, companies that have experienced volatility have sometimes been the subject of securities class action litigation. If litigation were instituted on this or any other basis, it could result in substantial costs and a diversion of management's attention and resources.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Resorts

The table below sets forth certain information, as of December 31, 2007, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 10 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

			Size of
			Units [1]		Resort Amenities
Resorts [2]	Location	S	1BR	2BR	Restaurant/Lounge	Whirlpool/Spa	Swimming Pool	Fitness Center	Local Amenities [3]

Los Abrigados Resort	Sedona, AZ		158	28 [4]	2/1	Y	Y-2	Y	B,BB,BL,BS,
& Spa									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	2/1	Y	Y-2	Y	B,BB,BL,BS,
									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,MT,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	1/1	Y	Y	N	BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,W

Premiere Vacation Club	Village of	52	25	8	0/0	Y	Y-2	N	B,BB,BL,
at Bell Rock	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V

Rancho Mañana Resort	Cave Creek, AZ			19	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH

Premiere Vacation Club at
the Roundhouse Resort	Pinetop, AZ			21	0/0	Y5	Y5	N	C,D,F,FW,
									G,H,MT,Sh,SS,
									T,TH

VCA–South Bend	South Bend, IN		77	9	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed
as Vacation Ownership Interests		124	336	136

Los Abrigados Lodge[6]	Sedona, AZ	39			N	N	Y	N	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Total		163	336	136

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

4

Includes the Celebrity House which is adjacent to Los Abrigados and Winner’s Circle units currently under construction.

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

Description of ILX Resorts

Los Abrigados Resort & Spa.  Los Abrigados Resort & Spa (“Los Abrigados”) is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona.  This resort consists of 186 units situated on approximately 20 acres of lush landscaping and Spanish-styled plazas, winding walkways and bridges.  Los Abrigados offers one- and two-bedroom units each with a separate living area, bedroom, mini-kitchen or full kitchen and balcony or patio.  Thirty suites offer a fireplace and either a private outdoor whirlpool spa or indoor jetted tub as well.  The Celebrity House is a luxury stand-alone unit adjacent to the property and includes its own pool, spa, fireplace and full size kitchen.  Los Abrigados is designed in southwestern décor and is surrounded by the dramatic red rocks of Oak Creek Canyon.  This resort has an on-site sales office.

Amenities at the resort include two restaurants and off-track betting, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, sports court, basketball court, bocce ball court, miniature golf, bird sanctuary, labyrinth, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities.  In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible.  Los Abrigados is an II resort.

As of December 31, 2007, Los Abrigados contained 9,672 Vacation Ownership Interests, of which approximately 118.5 remained available for sale (excluding 4,652.5 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.  The Company, through its ownership in ILX–Bruno LLC (“ILX–Bruno”), purchased approximately 22 acres of land adjacent to Los Abrigados in 2005 and plans to develop Legacy Park, which includes 82 units or 4,264 Vacation Ownership Interests, on a portion of the land.

The Inn at Los Abrigados.  The Inn at Los Abrigados is located in Sedona, Arizona, approximately 110 miles from Phoenix, Arizona.  This resort consists of ten units adjacent to Los Abrigados.  The Inn at Los Abrigados includes the main Morris House and nine bed and breakfast-style units in three buildings situated amidst a former apple orchard.  The Morris House is a multi-level luxury suite sleeping six, and features a sunken living room, full kitchen with dining area, a loft, two full bathrooms and a private backyard with patio and barbecue.  The bed and breakfast-style units each feature king beds, a sitting area, microwave, refrigerator, coffee maker, full bath with shower and balcony or patio.  Guests of the Inn at Los Abrigados have charge privileges at and full use of all Los Abrigados amenities.  The Inn at Los Abrigados is an II resort.

As of December 31, 2007, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 105.5 remained available for sale (excluding 337 Vacation Ownership Interests owned by Premiere Vacation Club).

Kohl’s Ranch Lodge.  Kohl’s Ranch is a 10.5-acre property located 17 miles northeast of Payson, Arizona and approximately 105 miles from Phoenix, Arizona.  It is bordered on the eastern side by Tonto Creek and is surrounded by the Tonto National Forest, which is believed to be the largest stand of Ponderosa Pines in the world.  Kohl’s Ranch consists of 66 units.  Forty-one of the units are at the main lodge, 20 units consist of one- and two-bedroom freestanding cabins along Tonto Creek, three units are in a triplex cabin and two are in a duplex cabin overlooking the creek, including the Horton House which is a luxury unit that sleeps eight and features a large deck with a barbecue, two full bedrooms and baths and a library. This resort has an on-site sales office.

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

As of December 31, 2007, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which 2,988 Vacation Ownership Interests are owned by Premiere Vacation Club and 443 are owned by others.

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

As of December 31, 2007, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which eight were available for sale (excluding 1,201 Vacation Ownership Interests owned by Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

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

Sea of Cortez Premiere Vacation Club has a swimming pool, outdoor restaurant and lounge, beach access, and each unit has an ocean view, a separate living area, bedroom(s), full kitchen and balcony or patio.  In addition, water sports equipment, golf, horseback riding and other outdoor activities are easily accessible.  This resort has an on-site sales office.  Sea of Cortez Premiere Vacation Club is an II resort.

All 1,500 Sea of Cortez Premiere Vacation Club Vacation Ownership Interests have been annexed into Premiere Vacation Club.

Premiere Vacation Club at Bell Rock.  Premiere Vacation Club at Bell Rock, in the Village of Oak Creek, Arizona is located approximately six miles south of Los Abrigados Resort & Spa.  The resort consists of 85 studio, one and two-bedroom units, most of which include a fireplace and full or mini-kitchen facilities on approximately four acres of land.  Premiere Vacation Club at Bell Rock has two heated pools, a whirlpool spa and outdoor fireplaces.  Premiere Vacation Club at Bell Rock is an II resort.

As of December 31, 2007, Premiere Vacation Club at Bell Rock contained 4,420 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Rancho Mañana Resort.  Rancho Mañana Resort is located in Cave Creek, Arizona, approximately 25 miles from Phoenix, Arizona.  Surrounded by the high Sonoran desert, this resort offers 19 luxuriously appointed and spacious casitas on approximately two acres.  The casitas are 1,500 square feet and include two bedrooms, two bathrooms, a whirlpool tub in the master bathroom, a fireplace and a full kitchen.  Amenities at the resort include a lagoon style pool and hot tub, outdoor gas barbeque grills and an adobe fireplace.  The property is adjacent to a European style spa and athletic club, an 18-hole championship golf course and a full service restaurant and lounge (all operated by third parties).  Rancho Mañana is an II resort.

As of December 31, 2007, Rancho Mañana contained 988 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Premiere Vacation Club at the Roundhouse Resort.  Premiere Vacation Club at the Roundhouse Resort is located in Pinetop/Lakeside Arizona. The resort consists of 21 two-bedroom log-sided cabins on four acres of land in the White Mountains of northeastern Arizona, approximately 190 miles from Phoenix.   The resort also contains a miniature golf course.  Guests at Premiere Vacation Club at the Roundhouse Resort have use privileges of the recreation center at the adjacent Roundhouse Resort.  The recreation center contains an indoor pool, racquetball and basketball courts and other recreational opportunities.  The resort is an II resort and is proximate to golf courses, skiing and snowboarding, horseback riding and other outdoor activities.

As of December 31, 2007, Premiere Vacation Club at the Roundhouse Resort contains 1,092 Vacation Ownership Interests, all of which are annexed to Premiere Vacation Club.

Roundhouse Resort.  The Roundhouse Resort is a fully sold out 59-unit timeshare resort located on 9.5 acres adjacent to Premiere Vacation Club at the Roundhouse Resort. The resort is an RCI resort.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2007, 191 of the 193 Vacation Ownership Interests in the Roundhouse Resort acquired by the Company have been annexed into Premiere Vacation Club.

VCA–South Bend.  The Company’s first Varsity Clubs facility is an approximately four acre property located three miles from the University of Notre Dame and Notre Dame Stadium in South Bend, Indiana, which is 90 miles from Chicago, Illinois. VCA–South Bend offers 86 units consisting of one- and two-bedroom suites.

Each one- and two-bedroom suite at VCA–South Bend includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa.  Common areas at the resort include the Stadium Sports Lounge, which offers a variety of food and beverages and features a theater-wall television in a stadium-type setting, fitness center with whirlpool spa, indoor/outdoor heated pool, bocce ball, children’s playground, billiards room, putting green, library, gift shop, business center and special events facilities.  VCA–South Bend is an II resort.

As of December 31, 2007, this resort contained 4,472 one-week Vacation Ownership Interests, of which 258 were available for sale (excluding 3,028.5 Vacation Ownership Interests owned by Premiere Vacation Club).

VCA–Tucson.  The second Varsity Clubs resort is a two-acre property located in Tucson, Arizona, approximately three miles from the University of Arizona and 110 miles from Phoenix, Arizona. VCA–Tucson offers 60 units, consisting of studio, one- and two-bedroom suites.  This resort has an on-site sales office.

VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications for operating efficiencies and to reflect the regional style.  Each of the suites includes a king master bedroom, living room with sofa sleeper, kitchenette and whirlpool spa.  Amenities at this resort include a Sports Lounge designed similar to that at VCA–South Bend, the Twenty-Four Hour Sports Ticker, Joey Pizza (a restaurant theme originally introduced at Los Abrigados), billiards room, putting green, library, gift shop, fitness center, outdoor heated pool, whirlpool spa, steam room, children’s playground and special events facilities.  VCA–Tucson is an II resort.

At December 31, 2007, this resort contained 3,120 one-week Vacation Ownership Interests, of which 49 were available for sale (excluding 2,899 Vacation Ownership Interests owned by Premiere Vacation Club).

Los Abrigados Lodge.  The Company leases a hotel in uptown Sedona, Arizona.  The lease commenced October 1, 2000 and terminates on December 31, 2021 and contains a provision in which the term may be automatically extended for consecutive one-year periods after December 31, 2021 up to December 31, 2038 if the lease has not been terminated prior to December 31, 2021.  The property is used for hotel accommodations, mainly for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2007, this resort contains 39 units.  These units are not offered for sale as Vacation Ownership Interests.

The Carriage House

In 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2007, the Company has purchased additional inventory and intends to continue to acquire Vacation Ownership Interests in the Carriage House and annex the interests into Premiere Vacation Club in the future.  At December 31, 2007, the Company holds 2,160 Vacation Ownership Interests, 2,127 of which have been annexed into Premiere Vacation Club.

The Carriage House is a non-gaming suite hotel located one block off the “Strip” in Las Vegas.  The property contains a heated pool, whirlpool, tennis court and basketball court.  The Carriage House is an II resort.

Scottsdale Camelback Resort

In 2004, the Company purchased 150 two-bedroom Vacation Ownership Interests in Scottsdale Camelback Resort in Scottsdale, Arizona and annexed those weeks into Premiere Vacation Club.  The Company has since purchased additional Vacation Ownership Interests and at December 31, 2007 holds 176, all of which have been annexed into Premiere Vacation Club.

Scottsdale Camelback Resort is located in the foothills of Camelback Mountain.  The property contains spacious villas that include full kitchens, fireplaces and garden style bathtubs.  The resort’s amenities include a pool, spa, tennis and racquetball courts, fire pit, fitness center and a restaurant. Scottsdale Camelback Resort is an II resort.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2007, Premiere Vacation Club included a total of 25,600 Vacation Ownership Interests.  The 25,600 Vacation Ownership Interests annexed into the Club consist of 4,652.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites currently under construction), 337 Vacation Ownership Interests in the Inn at Los Abrigados, 2,988 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,201 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,899 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191Vacation Ownership Interests in the Roundhouse Resort, 2,127 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in Premiere Vacation Club at Bell Rock, 988 Vacation Ownership Interests in Rancho Mañana Resort and 176 Vacation Ownership Interests in the Scottsdale Camelback Resort.

At December 31, 2007, 7,913 of the 25,600 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and memberships in Premiere Vacation Club are offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, the Carriage House, and the Roundhouse Resort, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2007, the Company owned eight Vacation Ownership Interests in a resort in South Africa, one right-to-use Vacation Ownership Interest in a resort in Mexico and two in other resorts, all of which it holds for resale.

Land

In June 2005, the Company acquired approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  The Company intends to develop the land into a resort featuring up to 73 units or 3,796 Vacation Ownership Interests.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an 85% interest in ILX–Bruno.  In October 2005, ILX–Bruno completed the acquisition of two parcels of the land and acquired the third parcel in June 2006.  In November 2006, the Company received the unanimous approval by the City Council of Sedona, Arizona of a requested Community Plan Amendment to construct Legacy Park on the acquired parcels.  Proposed plans for Legacy Park include 82 timeshare units (4,264 Vacation Ownership Interests) in three villages, nine workforce housing units, eight luxury condominium residences, two small retail shops, a public park, a Congressional Medal of Honor memorial, facilities for the Sedona Project, which will be a consortium of several significant universities dedicated to innovation in environmental sustainability, hiking trails, and more than ten acres of open space.

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

Enhanced Amenities.  Each of the ILX resorts (except the Los Abrigados Lodge, which does not offer Vacation Ownership Interests, the Premiere Vacation Club at the Roundhouse Resort and the Premiere Vacation Club at Bell Rock) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high quality resorts.  Many resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “The Resorts.”

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

Convenient Access Resorts.  The Company’s CARs are located within a two-hour drive of many ILX owners’ principal residences, which accommodates a demand for more frequent and convenient “short-stay” vacations without the costs and difficulties of air travel.  This proximity also facilitates marketing of the Company’s Premiere Vacation Club, which permits members to divide their Vacation Ownership Interest into shorter stays at the various properties included in Premiere Vacation Club (including Varsity Clubs) or exchange their entire interest during any year through an exchange network.  In addition to the use of their Vacation Ownership Interest, owners who have purchased from ILX are also entitled to day-use of the offered amenities and discounted food, beverage and other services at their individual ILX resort or, in the case of Premiere Vacation Club members, at ILX resorts included in Premiere Vacation Club, with some exceptions, thereby facilitating use and enhancing the benefits of ownership by ILX owners.

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

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  The vast majority of the Company’s inventory of Vacation Ownership Interests qualify at the highest demand classification for purposes of participation in exchange networks such as II and RCI.  The Company intends to develop additional Premiere Vacation Club resorts in other western United States sites or in Mexico that offer natural settings or other attractions to entice tourists to visit such locations.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 988 Vacation Ownership Interests in Rancho Mañana Resort, 2,127 Vacation Ownership Interests in the Carriage House in Las Vegas and 176 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona, Nevada and Mexico, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club, particularly to members residing in Metropolitan Phoenix.

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

The prototype VCA–South Bend facility is an all-suite, original 62-unit which was expanded to an 86-unit lodging facility that features amenities such as The Stadium (a sports-themed atrium lounge serving a variety of food and beverages and featuring a theater-wall television), a private Member’s Lounge, exercise facilities, a swimming pool and whirlpool spa, complete business services and other facilities popular with the target market of likely purchasers.  The prototype Varsity Clubs facility is based on a four-acre configuration expandable to as many as 90 units, without the need to acquire additional real property, and can be built in smaller configurations if warranted by a particular market or if dictated by the availability of land.

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

The second Varsity Clubs facility is located in Tucson, Arizona, less than three miles from the University of Arizona.  This second Varsity Clubs offers 60 suites, or 3,120 one-week intervals.  VCA–Tucson was designed in accordance with the VCA–South Bend prototype, with certain modifications made to improve efficiency and incorporate local design themes.  The Company chose Tucson as a site for its Varsity Clubs concept because of its status as a year-round destination location, a large residential population base of approximately 1,000,000 and the proximity to the University of Arizona, which has a current alumni base in excess of 225,000 people.  The Company believes that all of these factors increase the appeal of VCA–Tucson to prospective buyers as well as provide increased trading power for purchasers of Vacation Ownership Interests in the resort for purposes of participation in exchange networks.

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

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and sells Vacation Ownership Interests through its four sales offices located at ILX resorts.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its VCA-Tucson sales office by offering these prospective customers travel incentives and other premiums in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have stronger sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 82 employees at December 31, 2007, including approximately 55 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis with the percentage of cash sales increasing to approximately 30% in 2007.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 22.7% of Vacation Ownership Interest sales by the Company during 2007.  During 2006 and 2005, sales to ILX owners accounted for 17.3% and 19.3% of the Company’s total sales, respectively.

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

Customer Financing

The Company currently provides financing for approximately 70-80% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests plus the cost of any incentives given at the time of sale as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 14.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2007, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $35.0 million, of which $21.4 million were serviced by one outside vendor and had a weighted average yield of 14.0% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 8.69% per annum.

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

Prior to 1995, the Company sold the majority of its Customer Notes and retained the small remaining portion, most of which were hypothecated.  Since 1995, the Company has increased the amount of Customer Notes that it retains, most of which it hypothecates, and, as a result, at December 31, 2007, the Company retained Customer Notes in an aggregate principal amount of $35.0 million as compared to $7.9 million at December 31, 1995.

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

At December 31, 2007, the Company had an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2007, $14.4 million of the $30.0 million commitment was available to the Company.  The Company also has a financing commitment in the aggregate amount of $30.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, had a draw period through March 2008, and a maturity date of 2012.  At December 31, 2007, $16.4 million was available to the Company under this commitment.  In March 2008, the Company amended this commitment to extend the borrowing period through December 2009, extend the maturity date to 2013 and decrease the maximum amount to $20.0 million.  The Company currently reserves approximately 4.5% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2005, 2006 and 2007, the aggregate amount of these reserves was $4.1 million, $4.3 million and $3.8 million, respectively.  During 2005 and 2006, the Company’s provision for doubtful accounts exceeded actual write-offs by $0.7 million and $0.2 million.  In 2007, the Company’s actual write-offs exceeded the provision for doubtful accounts by approximately $0.5 million.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  For tax reasons, in 2007, the Company wrote off receivables for which it had not exhausted collection efforts and had not accepted a deed back to the underlying property, thereby accelerating such write-offs.  Future collections on such notes, if any, will be reported as increases to the allowance in the year collected.  The timing of such write-offs is neither indicative of the date delinquency commenced nor of the date the likelihood of noncollectibility was determined.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2007, the Company received $20.9 million in net revenues from these operations, consisting of $14.9 million in room rental and vacation interval owner dues revenue, $3.8 million in food and beverage revenue and $2.2 million in other revenue.  Of these amounts, Los Abrigados contributed $10.1 million, or 48.2% of the Company’s total resort operations revenues in 2007.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Sedona Spa.  The Company’s operations include the sale of personal care products.  The personal care products are marketed under its proprietary brand name “Sedona Spa.”  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados.  The Company uses direct mail and electronic mail to market Sedona Spa products to resort customers and others who have previously used the products.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, and in its retail outlets, as well as continuing to expand marketing efforts outside the Company.

Land Sales.  Since l993, the Company has also received revenues from the sale of primarily unimproved real property.  These operations originated as a result of the Company’s acquisition of its wholly owned subsidiary, Genesis, in November 1993.  The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations.  Typically, the Company has sold these assets as subdivided lots or large unimproved parcels.  The Company intends to sell all of the remaining assets as soon as reasonably practical.  Following the sale of these assets, management does not expect to regularly engage in the sale of real property.

In April 2005, the Company sold its leasehold interest in a 44-acre parcel located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The Company acquired the 50-year leasehold interest in July 2001 and sold it to Streets Las Vegas, LLC for $18.0 million.  A detailed explanation of the transaction can be found in Management’s Discussion and Analysis.

First Piggy. The Company is in the development stage of a unique concept dedicated to promoting savings by children.  The proprietary First Piggy concept includes teaching children the benefit of savings and the concept of growth from compound interest through experiential learning.  Beginning with a small initial deposit, children will be able to develop life skills as they build financial resources for their futures.  Under the First Piggy program, accounts will be owned solely by the child (“Piglet”), and funds will remain in the child’s account and grow tax-free until the child reaches the age of majority.  The focus will be on on-line services and information, with just one or two physical locations, one of which is complete and located on the grounds of Los Abrigados in Sedona, Arizona.  Savings will be augmented by rewards affiliates who will contribute a portion of qualifying purchases to the Piglet’s account when a First Piggy card is presented.  Additional cards may be issued to parents, grandparents and others so their purchases at affiliates can add to a child’s savings balance too.

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

The Company is evaluating the relative merits of becoming an Arizona state chartered bank or partnering with an existing financial institution for its banking functions.  The equity structure of First Piggy will depend upon capital requirements and applicable regulations and has not yet been determined.  The project has been deferred because of the serious uncertainties in the financial markets.

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

The Company does not always conduct environmental assessments at the ILX resorts, properties under development and properties subject to acquisition.  Because many of the Company’s resorts are typically found in remote locations, it does not consider the risks of environmental liabilities significant enough to warrant the performance of assessments at such locations.  Failure to obtain such reports may result in the Company acquiring or developing unusable property or assuming certain liabilities which could have been avoided if the Company had the information typically discovered in an environmental report.  However, when appropriate, the Company has in the past and will in the future obtain environmental reports.  To date, the Company has obtained environmental reports with respect to four of the ILX resorts.  In addition, the Company does conduct significant in-house due diligence prior to the acquisition of any real property interests.  To date, the Company’s investigations of its properties have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company, its business, assets, financial condition or results of operations, nor is the Company aware of any such material environmental liability.

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

Employees

As of December 31, 2007, the Company had approximately 720 employees, of which approximately 450 were employed on a full-time basis.  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

Item 3. Legal Proceedings

In October 2005, GOLV filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Court granted the Company’s Motion to Dismiss the Complaint and awarded that GOLV pay the Company’s attorneys’ fees in a yet to be determined amount.  The counterclaim remains.  In March 2008, GOLV appealed the dismissal of its claims, which appeal the Company has been advised is untimely.  The Company intends to continue to vigorously defend the case and believes the allegations of the Complaint are without merit.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock.  The information is as reported by the American Stock Exchange, which listed the common stock of the Company on February 11, 1998.  As of December 31, 2007, the common stock was held by approximately 900 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  It increased the dividend each year.  In 2006, the dividend was $0.47 per share paid in quarterly installments.  In 2007, a dividend of $0.125 per quarter was paid in the first three quarters and discontinued in December 2007.  Dividends on common stock are subordinate to dividends payable on the Company’s Series A Preferred Stock.

	Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$10.60	$9.87
Second Quarter	10.30	9.07
Third Quarter	9.50	9.10
Fourth Quarter	9.75	8.99
Year Ended December 31, 2007
First Quarter	9.75	9.18
Second Quarter	9.85	8.50
Third Quarter	13.37	7.90
Fourth Quarter	9.70	2.29

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG THE COMPANY,

NASDAQ MARKET INDEX AND SIC CODE INDEX

The data below compares the cumulative total return, assuming reinvestment of dividends, of the Company’s Common Stock with the SIC Code 701 Index (hotels and motels) from December 31, 2002 to December 31, 2007.  The Company has selected SIC Code 701 based on its belief that it is the most applicable comparison available, based upon the absence of 5-year historical data regarding publicly owned timeshare companies that derive substantial revenues from hotel/motel operations.

	2002	2003	2004	2005	2006	2007
ILX RESORTS INCORPORATED	100.00	92.96	139.85	149.27	142.00	54.90
SIC CODE INDEX	100.00	138.53	203.48	213.51	325.58	326.04
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

(B) Not applicable

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

October 1, 2007 - October 31, 2007	-	-	-	-

November 1, 2007 - November 30, 2007	-	-	-	-

December 1, 2007 - December 31, 2007	-	-	-	-
Total	-	-	-	-

Item 6. Selected Financial Data

The selected consolidated historical financial information set forth below for the five years ended December 31, 2007 has been derived from the consolidated financial statements of the Company.

The Selected Consolidated Financial Information should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2003	2004	2005	2006	2007
	(In Thousands, Except Per Share Data)
Revenues	$ 65,390	$ 59,629	$ 56,887	$ 54,493	$ 48,559
Net income (loss) from continuing operations	2,751	2,717	6,151	2,166	(697)
Net income (loss) from discontinued operations	(1,833)	(36)	93	-	-
Net income (loss) per share-basic from continuing operations	0.93	0.89	1.74	0.61	(0.21)
Net income (loss) per share-basic from discontinued operations	(0.63)	(0.01)	0.03	-	-
Net income (loss) per share-diluted from continuing operations	0.91	0.88	1.73	0.61	(0.21)
Net income (loss) per share-diluted from discontinued operations	(0.62)	(0.01)	0.03	-	-
Cash dividends declared per common share	0.40	0.42	0.44	0.47	0.375
Total assets	83,339	89,260	87,322	87,234	85,218
Notes payable	48,193	46,993	38,377	37,275	37,353
Shareholders’ equity	27,253	33,225	37,543	37,801	36,164

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

Executive Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of the unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns eight resorts in Arizona (including a resort in Sedona, Arizona that is not currently registered with the Arizona Department of Real Estate nor being marketed for sale as Vacation Ownership Interests and is operated under a long-term lease arrangement), one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, 193 weeks at a resort in Pinetop, Arizona, 2,160 Vacation Ownership Interests in a resort in Las Vegas, Nevada and 176 weeks at a resort in Scottsdale, Arizona.

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

Results Of Operations

The following table sets forth certain operating information for the Company.

	Year Ended December 31,
	2005	2006	2007

As a percentage of total revenues:
Sales of Vacation Ownership Interests	59.3%	58.9%	51.9%
Estimated uncollectible revenue	-	(2.6%)	(2.3%)
Resort operating revenue	33.6%	36.3%	43.1%
Interest and finance income	7.1%	7.4%	7.3%
Total revenues	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	14.8%	12.6%	13.4%
Sales and marketing	61.7%	67.4%	74.9%
Provision for doubtful accounts	4.4%	-	-
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	19.1%	20.0%	11.7%
As a percentage of resort operating revenue:
Cost of resort operations	85.8%	89.3%	85.0%
As a percentage of total revenues(1):
General and administrative	10.9%	11.1%	13.6%
Depreciation and amortization	3.1%	2.7%	3.0%
Total operating income	22.0%	11.8%	3.1%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	1,584	1,516	1,061
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$ 16,648	$ 16,860	$ 17,721
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$ 20,539	$ 20,389	$ 22,931

________________________

(1)

Sales of Vacation Ownership Interests and total revenues includes the reduction for estimated uncollectible revenue for 2006 and 2007 only.  Accordingly, percentages of sales of Vacation Ownership Interests and total revenue are not comparable between 2006 and 2007 and prior years.

(2)

Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue (provision for doubtful accounts in 2005), divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

(3)

Reflects all Vacation Ownership Interests on an annual basis.

(4)

Consists of an aggregate of 2,546, 2,349 and 1,561 biennial and annual Vacation Ownership Interests sold to new purchasers for the years ended December 31, 2005, 2006 and 2007, respectively.  Excludes conversions and upgrades.

Comparison of Year Ended December 31, 2006 to December 31, 2007

Sales of Vacation Ownership Interests decreased 21.5% or $6.6 million in 2007 to $24.1 million from $30.7 million in 2006.  The decrease reflects primarily reduced sales from the Sedona, Rancho Mañana and San Carlos sales offices due to decreased tours at these offices and lower closing rates at the Sedona sales office and at the Rancho Mañana sales office prior to its closure in June 2007, offset by increased sales volume from the Sedona Owner Programs and Tucson sales offices.  The Rancho Mañana sales office performance was negatively impacted by the effects of litigation brought by the former owners of the property in September 2006.  The litigation was settled and the sales office was permanently closed in June 2007.  Upgrade revenue increased 3.3% to $5.5 million in 2007 from $5.3 million in 2006.  The increase reflects increased marketing efforts to existing owners in Sedona offset by reduced sales at the Rancho Mañana sales office as discussed above.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 5.1% to $17,721 in 2007 compared to $16,860 in 2006 due to a change in the product mix sold as well as an increase in established minimum sales prices for certain products in 2007.  The average sales price per Vacation Ownership Interest sold including Upgrades increased 12.5% to $22,931 in 2007 from $20,389 in 2006 due to the increase in average sales price per Vacation Ownership Interest sold (excluding upgrades) described above together with greater upgrade revenue relative to new sales in 2007.

The number of Vacation Ownership Interests sold decreased 30.0% to 1,061 in 2007 from 1,516 in 2006.  Sales of Vacation Ownership Interests in 2007 included 1,001 biennial Vacation Ownership Interests (counted as 500.5 annual Vacation Ownership Interests) and 560 annual Vacation Ownership Interests compared to 1,666 biennial Vacation Ownership Interests (counted as 833 annual Vacation Ownership Interests) and 683 annual Vacation Ownership Interests in 2006.  The decrease is due to the decreases at the Sedona, Rancho Mañana and San Carlos sales offices discussed above.

Resort operating revenues increased 5.7% from $19.8 million in 2006 to $20.9 million in 2007, reflecting increased occupancy at certain of the Company’s resorts, increases in operating dues charged vacation owners, and revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007.  The cost of resort operations was consistent at $17.8 million and $17.7 million for 2007 and 2006, respectively.  Cost of resort operations as a percentage of resort operating revenue decreased to 85.0% in 2007 from 89.3% in 2006.  These decreases reflect startup costs for Premiere Vacation Club at the Roundhouse Resort in 2006 and expenses for Joey Bistro in Las Vegas in 2006, which was closed in March 2006.

Interest and finance income decreased 12.0% to $3.6 million in 2007 from $4.1 million in 2006 reflecting decreased Customer Note balances and a reduction in notes sold due to decreased sales.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased to 13.4% in 2007 from 12.6% in 2006, reflecting adjustments made as a result of adopting SFAS No. 152 in 2006.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 74.9% in 2007 compared to 67.4% in 2006 reflecting decreased closing rates discussed above, start-up operating losses for the Puerto Peñasco sales office (which was closed for an indefinite period in November 2007 pending improvement of the local real estate and tourism markets) and increases in tour costs in part due to greater costs of tour generation through traditional methods.  Costs include expenditures for development of new marketing approaches intended to reduce dependence on less efficient alternatives in the future.

General and administrative expenses increased 9.3% to $6.6 million in 2007 from $6.1 million in 2006.  General and administrative expenses increased between years as a percentage of total revenues from 11.1% in 2006 to 13.6% in 2007.  The increase in actual expenses reflects start-up expenses for the Company’s First Piggy concept in 2007, increased legal and professional fees related to the lawsuit with GOLV and increased compensation expense for shares issued under the stock bonus plan due to additional grants in January 2007.

Income from land and other, net for 2007 and 2006 includes a net gain of $29,327 and $760,398 on the sale of 253,589 and 631,048 shares of GWWI common stock, respectively.

Gain on sale of partnership interests in 2006 reflect the gain of $582,909 on the Company’s sale of a 3.0% Percentage Interest of ILX-Bruno.

Interest expense decreased 3.7% from $2.8 million in 2006 to $2.7 million in 2007, reflecting greater capitalized interest in 2007.

Comparison of Year Ended December 31, 2005 to December 31, 2006

Sales of Vacation Ownership Interests decreased 9.0% or $3.0 million in 2006 to $30.7 million from $33.7 million in 2005.  The Company was required to adopt SFAS No. 152 in the first quarter of 2006.  Sales of Vacation Ownership Interests revenue have been decreased by estimated and actual uncollectible revenue of $1.4 million for the year ended December 31, 2006, in accordance with SFAS No. 152.  Previously, provisions for doubtful accounts were recognized as expenses rather than revenue deductions.  Prior years are required to be presented in that manner.  Had the company not been required to implement the new accounting standard, revenue for the year ended December 31, 2006 would have been $32.1 million.  The decrease reflected primarily a decrease caused by the closure of the Las Vegas sales office in June 2005 and the closure of full-time operation of the Tucson sales office in July 2006, offset by increased sales from the Sedona, San Carlos and the Sedona Owner Programs sales offices due to increased tours and higher average prices at all three offices.  Upgrade revenue decreased 13.2% to $5.3 million in 2006 from $6.2 million in 2005.  The decrease reflected a reduction in marketing efforts to existing owners at the Rancho Mañana sales office and at the VCA-Tucson sales office prior to its mid-year closing.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) increased 1.3% to $16,860 in 2006 compared to $16,648 in 2005.  The average sales price per Vacation Ownership Interest sold including Upgrades decreased 0.7% to $20,389 in 2006 from $20,539 in 2005 as a result of the decrease in Upgrade revenue.

The number of Vacation Ownership Interests sold decreased 4.3% to 1,516 in 2006 from 1,584 in 2005.  Sales of Vacation Ownership Interests in 2006 included 1,666 biennial Vacation Ownership Interests (counted as 833 annual Vacation Ownership Interests) and 683 annual Vacation Ownership Interests compared to 1,925 biennial Vacation Ownership Interests (counted as 962.5 annual Vacation Ownership Interests) and 621 annual Vacation Ownership Interests in 2005.  The decrease reflected the closure of the Las Vegas sales office in 2005 and closure of full-time operation of the Tucson sales office in 2006, offset by increases at the Rancho Mañana and San Carlos sales offices.

Resort operating revenues increased 3.3% from $19.1 million in 2005 to $19.8 million in 2006, reflecting increased occupancy at the Company’s Arizona resorts and increases in operating dues charged vacation owners, net of the closure in the first quarter of Joey Las Vegas.  The cost of resort operations increased $1.2 million, or 7.5% to $17.7 million in 2006 from $16.4 million in 2005.  Cost of resort operations as a percentage of resort operating revenue increased to 89.3% in 2006 from 85.8% in 2005.  These increases reflected startup costs for Premiere Vacation Club at the Roundhouse Resort, the write-off of obsolete retail goods and because a recovery related to storm damage reduced expenses in the first quarter 2005.

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

General and administrative expenses decreased 2.6% to $6.1 million in 2006 from $6.2 million in 2005.  General and administrative expenses increased between years as a percentage of total revenues from 10.9% in 2005 to 11.1% in 2006.  The decrease in actual expenses reflected increased contributions to the Company’s profit sharing and ESOP plans in 2005 as well as increased charitable contributions following the sale of its leasehold interest in a 44-acre real estate parcel in Las Vegas in 2005.

Income from land and other, net for 2006 included a net gain of $760,398 on the sale of 631,048 shares of GWWI common stock.  Income from land and other, net for 2005 included a net gain of $7,755,733 on the sale of VCA-NV’s leasehold interest in a 44-acre parcel of land located proximate to the Las Vegas airport, UNLV and the “Strip” in Las Vegas, Nevada.  The 50-year leasehold interest with Clark County was originally acquired in July 2001 and was sold to Streets of Las Vegas, L.L.C. (“Streets”) for $18,000,000 in April 2005.  At the April closing, the Company received $14,612,031 in cash which represented the $18,000,000 sales price plus $10,480 reimbursement for property taxes less $3,382,799 for payment in full of the note payable and accrued interest secured by the leasehold interest and $15,650 in closing costs.

Gain on sale of partnership interests in 2006 reflected the gain of $582,909 on the Company’s sale of a 3.0% Percentage Interest of ILX-Bruno.

Interest expense increased 16.9% from $2.4 million in 2005 to $2.8 million in 2006, reflecting the combined net effect of higher interest rates on the Company’s variable rate notes and greater capitalization of interest in 2006.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash provided by operating activities was $1.4 million in 2007 and $6.7 million in 2006 as compared to cash used in operating activities of $1.8 million in 2005.  The decrease in cash provided by operations from 2006 to 2007 reflects a net increase in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend and Premiere Vacation Club at Bell Rock, a decrease in net income and resultant income tax benefit, greater income taxes paid in 2007 and a decrease in notes receivable due to reduced sales of Vacation Ownership Interests.  The uses are offset by a decrease in other assets due to lower escrow balances resulting from the repayment of a note payable using the escrow funds in 2007, a smaller gain on the sale of GWWI common stock, the gain on the sale of ILX-Bruno partnership interests in 2006, and an increase in accrued liabilities to account for the repurchase liability for a lease purchase option.  The increase in cash provided by operations from 2005 to 2006 reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2005 for the construction of Premiere Vacation Club at the Roundhouse Resort which was completed in early 2006, a decrease in notes receivable due to the repayment of a note receivable held by the Company’s subsidiary, Genesis, a decrease in income taxes receivable and a gain on the sale of property and equipment due to the sale of the leasehold interest in Las Vegas, which was deducted from cash flows from operations in 2005 (and included in cash flows from investing activities).  These increases in cash are offset by a decrease in net income and the resultant income tax expense, a gain on the sale of GWWI common stock, a gain on the sale of a portion of the Company’s partnership interest in ILX-Bruno, an increase in other assets due to increased escrow account balances and receivables from the homeowner’s associations in 2006, and a decrease in accrued and other liabilities resulting from a decrease in accrued lawsuit settlement fees.

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

At December 31, 2007, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $205,000, which are limited as to usage, because they arise from built-in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,000 per year.  To the extent the entire $189,000 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOLs will expire in 2008.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in 2006 and 2007 was $2.8 million and $1.9 million respectively as compared to cash provided by investing activities of $8.5 million in 2005.  The cash provided by investing activities in 2005 as compared to 2006 and 2007, is reflective of the sale of the Las Vegas leasehold interest net of the ILX-Bruno purchase of approximately 22 acres of land in Sedona, Arizona.  Net cash used in investing activities in 2006 includes the net effect of proceeds from the sale of GWWI common stock of approximately $780,000 and proceeds from the sale of ILX-Bruno partnership interests of $700,000.  Net cash used in investing activities in 2007 includes the net effect of reduced ILX-Bruno capital expenditures for projects in Sedona, proceeds from the sale of other assets to First Piggy LLC and cash received from First Piggy LLC when the Company subsequently assumed all of the membership interests.

Net cash used in financing activities was $8.5 million in 2005, $2.3 million in 2006 and $1.8 million in 2007.  The decrease in net cash used in financing activities in 2006 as compared to 2005 is the result of lower repayments of notes payable and purchases of treasury stock in 2006 as well as proceeds received from the exercise of stock options, offset by increased cash paid for dividends in 2006.  The decrease in cash used in financing activities in 2007 as compared to 2006 is the result of increased borrowings on notes payable, reduced acquisitions of treasury stock, and a reduction in cash paid for dividends, offset by the cash contributions received from the minority interest holder of ILX-Bruno in 2006.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  No contribution was made in 2007 and during the years ended December 31, 2005 and 2006, the Company made contributions of $146,370 and $117,615 which were used to purchase 15,400 and 16,935 common shares respectively.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.

Credit Facilities and Capital

At December 31, 2007, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral. At December 31, 2007, $14.4 million of the $30.0 million commitment was available to the Company.

At December 31, 2007, the Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%, had a draw period through March 2008 and a maturity date of 2012.  At December 31, 2007, approximately $16.4 million is available under this commitment.  In March 2008, the Company amended this commitment to extend the borrowing period through December 2009, extend the maturity date to 2013 and decrease the maximum amount to $20.0 million.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock.  This property was acquired through the assumption of an existing mortgage which did not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and made monthly release payments.  The balance of this escrow account of $2,788,198 at December 31, 2006 was included in other assets.  In November 2007, the existing mortgage of $3,828,722 plus accrued interest and fees was paid off using the escrow account funds of $3,273,547 and funds borrowed on an existing credit facility of $582,794.

In March 2007, the Company amended an existing construction loan to secure an additional $3.5 million to finance the expansion of Premiere Vacation Club at Bell Rock.  The maturity date was also extended to March 2012.  In September 2007, the construction loan was further amended to provide for an additional $1.0 million in borrowing to finance the remaining amount necessary to payoff the existing mortgage on Premiere Vacation Club at Bell Rock and fund the construction of the Winner’s Circle suites at Los Abrigados.  All other terms remained the same.

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

In July 2007, the Company amended an existing line of credit with a borrowing limit of $1.5 million to extend the maturity date to June 30, 2008.  In November 2007, the Company increased the line of credit to $1.75 million.

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to and has agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company will pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of December 31, 2007.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$36,987,000	$ 11,135,000	$ 8,753,000	$14,751,000	$ 2,348,000
Capital Lease Obligations	366,000	72,000	163,000	131,000	-
Operating Leases	16,447,000	1,933,000	3,202,000	2,283,000	9,029,000
Agreement to Purchase VOI's	1,198,000	625,000	573,000	-	-
Total	$54,998,000	$ 13,765,000	$ 12,691,000	$17,165,000	$ 11,377,000

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at December 31, 2007, then based on the $22.0 million balance of variable rate debt at December 31, 2007, interest expense would increase or decrease by approximately $220,000 (before income taxes) per annum.

Item 8. Financial Statements and Supplementary Data

See the information set forth on Index to Consolidated Financial Statements appearing on page F-1 of this Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

The Company is neither a large accelerated filer nor an accelerated filer as those terms are defined in Rule 126-2 of the Exchange Act, therefore information is in Item 9A.(T).

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

At December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

Information in response to this Item is set forth in the Company’s Definitive Proxy Statement relating to the 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)

Consolidated Financial Statements

Page or Method of Filing

(i)

Report of Hansen, Barnett & Maxwell, P.C.

a professional corporation

(ii)

Consolidated Financial Statements and

Pages F-3 through F-25

Notes to Consolidated Statements of

the Registrant, including Consolidated

Balance Sheets as of December 31,

2006 and 2007 and Consolidated

Statements of Operations,

Shareholders’ Equity and Cash

Flows for each of the three years

ended December 31, 2007, 2006

and 2005.

(a) (2)

Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)

Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2008.

ILX Resorts Incorporated,

an Arizona corporation

(Registrant)

By: /s/ Joseph P. Martori

Joseph P. Martori

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and	March 28, 2008
Joseph P. Martori	Chief Executive Officer
(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating	March 28, 2008
Nancy J. Stone	Officer and Vice Chairman

/s/ Joseph P. Martori, II	Chief Sales and Marketing Officer	March 28. 2008
Joseph P. Martori, II	and Vice Chairman

/s/ Margaret M. Eardley	Executive Vice President and	March 28, 2008
Margaret M. Eardley	Chief Financial Officer
(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief	March 28, 2008
Taryn L. Chmielewski	Accounting Officer

/s/ Edward S. Zielinski	Executive Vice President and	March 28, 2008
Edward S. Zielinski	Director

/s/ Steven R. Chanen	Director	March 28, 2008
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 28, 2008
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 28, 2008
Patrick J. McGroder III

/s/ James W. Myers	Director	March 28, 2008
James W. Myers

/s/ Steven A. White	Director	March 28, 2008
Steven A. White

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm

F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2007

F-3

Consolidated Statements of Operations for the years ended December 31, 2005,

2006 and 2007

F-4

Consolidated Statements of Shareholder’s Equity for the years ended December 31,

2005, 2006 and 2007

F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005,

2006 and 2007

F-6

Notes to Consolidated Financial Statements

F-7

HANSEN, BARNETT & MAXWELL, P.C.

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

March 28, 2008

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
ASSETS
Cash and cash equivalents, including restricted cash of $2,003,612
and $101,113, respectively	$ 5,583,721	$ 3,332,922
Notes receivable, net of allowance for uncollectible notes of $4,265,108 and
$3,801,902, respectively (Notes 2 and 10)	36,813,340	35,369,404
Resort property held for Vacation Ownership Interest sales (Notes 2, 3 and 10)	17,404,924	18,655,976
Resort property under development	2,234,601	4,659,865
Land held for sale	566,593	585,511
Property and equipment, net (Notes 6, 7, 10, and 17)	18,430,592	20,003,338
Other assets (Note 5)	6,200,044	2,611,469

TOTAL ASSETS	$ 87,233,815	$ 85,218,485

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$ 2,051,812	$ 1,409,993
Accrued expenses and other liabilities (Note 9)	2,993,120	3,784,582
Income tax payable (Note 8)	530,627	44,232
Notes payable (Notes 10 and 18)	37,275,110	37,353,072
Note payable affiliate (Note 11)	-	600,000
Deferred income taxes (Note 8)	4,514,869	3,830,318

TOTAL LIABILITIES	47,365,538	47,022,197

MINORITY INTERESTS (Note 17)	2,067,091	2,032,716

COMMITMENTS AND CONTINGENCIES (Notes 12 and 19)

SHAREHOLDERS' EQUITY (Notes 13, 14 and 15)

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding;
liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,340,583 and 5,477,257 shares issued and outstanding	27,791,330	29,018,839
Treasury stock, at cost, 1,859,322 and 1,925,496 shares, respectively	(9,341,937)	(9,973,257)
Additional paid-in capital	59,435	59,435
Deferred compensation	(258,833)	(265,513)
Retained earnings	18,804,526	16,577,403
TOTAL SHAREHOLDERS' EQUITY	37,801,186	36,163,572

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 87,233,815	$ 85,218,485

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2006	2007
REVENUES:
Sales of Vacation Ownership Interests	$ 33,703,306	$ 32,071,537	$ 25,189,559
Estimated uncollectible revenue	-	(1,401,818)	(1,100,556)
Resort operating revenue	19,136,423	19,771,850	20,905,687
Interest and finance income	4,047,698	4,051,636	3,564,791
Total revenues	56,887,427	54,493,205	48,559,481

COST OF SALES AND RESORT OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	5,000,846	3,865,894	3,224,956
Cost of resort operations	16,424,059	17,662,618	17,777,264
Sales and marketing	20,779,091	20,670,188	18,042,844
General and administrative	6,216,213	6,052,208	6,613,886
Provision for doubtful accounts (Note 2)	1,480,242	-	-
Depreciation and amortization (Notes 5 and 6)	1,781,032	1,474,149	1,476,812
Total cost of sales and resort operating expenses	51,681,483	49,725,057	47,135,762

Timeshare and resort operating income	5,205,944	4,768,148	1,423,719

Lawsuit and settlement expenses (Note 12)	(627,069)	-	-

Income from land and other, net
(including Related Party) (Notes 7 and 17)	7,954,864	1,072,497	88,593

Gain on sale of partnership interests (Note 17)	-	582,909	-

Total operating income	12,533,739	6,423,554	1,512,312

Interest expense (Note 10)	(2,406,942)	(2,812,566)	(2,708,186)

Income (loss) from continuing operations before income taxes
and minority interest	10,126,797	3,610,988	(1,195,874)

Income tax (expense) benefit (Note 8)	(3,975,753)	(1,444,725)	464,560

Income (loss) from continuing operations
before minority interest	6,151,044	2,166,263	(731,314)

Minority interest in loss of consolidated subsidiary	-	-	34,375

Income (loss) from continuing operations	6,151,044	2,166,263	(696,939)

Discontinued operations, net of tax expense
of $61,974, $0 and $0, respectively (Note 17)	92,961	-	-

NET INCOME (LOSS)	$ 6,244,005	$ 2,166,263	$ (696,939)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Note 4)
Basic from continuing operations	$ 1.74	$ 0.61	$ (0.21)
Basic from discontinued operations	0.03	-	-
Total Basic net income (loss) per share	$ 1.77	$ 0.61	$ (0.21)

Diluted from continuing operations	$ 1.73	$ 0.61	$ (0.21)
Diluted from discontinued operations	0.03	-	-
Total Diluted net income (loss) per share	$ 1.76	$ 0.61	$ (0.21)

DIVIDENDS PER SHARE	$ 0.44	$ 0.47	$ 0.375

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid In	Deferred	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

BALANCES, DECEMBER 31, 2004	117,722	$ 746,665	5,060,395	$ 25,290,339	(1,568,219)	$ (6,537,380)	$ 59,435	$ -	$ 13,666,314	33,225,373

Net income									6,244,005	6,244,005
Issuance of common stock			49,315	379,104				(231,000)		148,104
Common stock dividends									(1,964,761)	(1,964,761)
Shares issued under DRIP plan			95,909	931,984						931,984
Shares issued under DRIP plan to treasury					(44,061)	(426,838)			426,838	-
Amortization of deferred compensation								46,200		46,200
Acquisition of treasury shares					(110,637)	(1,040,620)				(1,040,620)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2005	117,722	746,665	5,205,619	26,601,427	(1,722,917)	(8,004,838)	59,435	(184,800)	18,325,608	37,543,497

Net income									2,166,263	2,166,263
Issuance of common stock			32,000	266,500				(233,680)		32,820
Common stock dividends									(2,008,526)	(2,008,526)
Shares issued under DRIP plan			87,964	839,553						839,553
Shares issued under DRIP plan to treasury					(37,731)	(367,969)			367,969	-
Exercise of options			15,000	83,850						83,850
Amortization of deferred compensation								159,647		159,647
Acquisition of treasury shares					(98,674)	(969,130)				(969,130)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2006	117,722	746,665	5,340,583	27,791,330	(1,859,322)	(9,341,937)	59,435	(258,833)	18,804,526	37,801,186

Net loss									(696,939)	(696,939)
Issuance of common stock			35,000	263,880				(263,880)		-
Common stock dividends									(1,591,309)	(1,591,309)
Shares issued under DRIP plan			101,674	963,629						963,629
Shares issued under DRIP plan to treasury					(28,974)	(274,230)			274,230	-
Exercise of options										-
Amortization of deferred compensation								257,200		257,200
Acquisition of treasury shares					(37,200)	(357,090)				(357,090)
Distribution to First Piggy LLC Members									(166,317)	(166,317)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2007	117,722	$ 746,665	5,477,257	$ 29,018,839	(1,925,496)	$ (9,973,257)	$ 59,435	$ (265,513)	$ 16,577,403	$ 36,163,572

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 6,244,005	$ 2,166,263	$ (696,939)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
(Gain) loss on sale of property and equipment	(9,100,032)	667	1,624
Gain of sale of investment in common stock	-	(760,398)	(29,327)
Gain on sale of partnership interests	-	(582,909)	-
Minority interest in net loss	-	-	(34,375)
Recovery of note receivable	(154,934)	-	-
Income tax expense (benefit)	4,037,726	1,444,725	(464,560)
Estimated uncollectible revenue	1,480,242	1,401,818	1,100,556
Depreciation and amortization	1,781,032	1,474,149	1,476,812
Amortization of loan premium	(40,626)	-	-
Amortization of deferred compensation	46,200	159,647	257,200
Common stock issued to employees for services	148,104	32,820	-
Change in assets and liabilities:
(Increase) decrease in notes receivable, net	(815,542)	1,625,960	343,380
Decrease (increase) in resort property held for Vacation Ownership Interest sales	2,645,627	(1,163,658)	(1,251,052)
(Increase) decrease in resort property under development	(2,970,265)	2,109,133	(2,425,264)
Increase in land held for sale	(10,563)	(1,429)	(18,918)
(Increase) decrease in other assets	(370,771)	(1,475,550)	3,303,984
Increase (decrease) in accounts payable	510,245	31,759	(232,771)
Increase (decrease) in accrued and other liabilities	319,919	(251,320)	787,144
Decrease in deferred income taxes	(2,821,559)	(2,042,518)	(219,991)
(Decrease) increase in income taxes payable	(2,729,685)	2,507,594	(486,395)

Net cash (used in) provided by operating activities	(1,800,877)	6,676,753	1,411,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash recovered from a related party	54,934	-	-
Purchases of property and equipment	(9,704,876)	(4,280,723)	(2,373,610)
Proceeds from sale of other assets	-	-	100,000
Proceeds from sale of investment in common stock	-	780,398	29,327
Proceeds from sale of partnership interests	-	700,000	-
Proceeds from sale of property and equipment	18,195,659	-	11,383
Assumption of First Piggy LLC membership interests	-	-	339,842

Net cash provided by (used in) investing activities	8,545,717	(2,800,325)	(1,893,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	24,413,660	14,638,659	15,180,221
Principal payments on notes payable	(31,837,329)	(15,740,743)	(15,508,464)
Contributions from minority interest holder	1,050,000	900,000	-
Preferred stock dividend	(46,788)	(46,788)	(46,788)
Proceeds from exercise of stock options	-	83,850	-
Acquisition of treasury stock	(1,040,620)	(969,130)	(357,090)
Common stock dividend	(1,016,780)	(1,143,022)	(1,036,728)

Net cash used in financing activities	(8,477,857)	(2,277,174)	(1,768,849)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,733,017)	1,599,254	(2,250,799)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,717,484	3,984,467	5,583,721
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 3,984,467	$ 5,583,721	$ 3,332,922

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Value of dividend shares issued under DRIP plan	$ 931,984	$ 839,553	$ 963,629
Transfer of resort property held for Vacation Ownership Interest sales
to common area property and equipment	-	509,593	-
Deferred compensation resulting from unvested common stock issuance	231,000	233,680	263,880
Assets acquired through capital lease	-	-	406,205

See notes to consolidated financial statements

ILX Resorts Incorporated

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

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Nevada, Colorado, Indiana and Mexico.

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

Resort Property Held for Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales is recorded at the lower of historical cost less amounts charged to cost of Vacation Ownership Interests sold or marketed.  Under SFAS No. 152, the Company uses the relative sales value method to determine the cost of sales to be amortized upon the sale of a Vacation Ownership Interest.  Under the relative sales value method, cost of sales is calculated as a percentage of net sales. The percentage is recalculated quarterly and is the ratio of total estimated costs to total estimated revenue from the sales of Vacation Ownership Interests.  Total estimated costs include the carrying value of the property plus estimated future additional costs related to remodeling and construction.  Total estimated revenue includes the effect of estimated and actual uncollectible revenue as well as changes in sales prices or product mix.

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

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Leasehold improvements are stated at cost and are depreciated over the term of the lease.  Depreciation expense was $1,159,244, $1,160,765 and $1,185,215 for the years ended December 31, 2005, 2006 and 2007, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2007, the Company does not consider any of its long-lived assets to be impaired.

Income Tax Interest and Penalties

The Company recognizes interest and penalties on the underpayment of income taxes as income tax expense.

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

Stock Based Compensation

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations. The Company had no unvested options at December 31, 2007.

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

ILX Resorts Incorporated

Notes to Consolidated Financial Statements

Year Ended
December 31,
2005

Net Income to common shareholders	$ 6,197,217
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	(62,833)
Pro forma net income	$ 6,134,384

Basic and Diluted Income per share
As reported-basic	$ 1.77
As reported-diluted	1.76
Pro forma-basic	1.75
Pro forma-diluted	1.75

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  Restricted cash includes cash held for construction activities.  At December 31, 2006 and 2007, the Company had cash in excess of federally insured limits.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized:

	Year Ended December 31,
	2005	2006	2007
Interest paid (excluding capitalized interest)	$2,448,000	$2,813,000	$2,704,000
Income taxes paid	5,557,000	618,000	706,000
Capitalized interest	302,000	921,000	1,567,000

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and related interpretations. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to recognition as liabilities. SFAS 155 eliminates the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company for all financial instruments acquired or issued beginning January 1, 2007. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 156).  SFAS 156 amends SFAS 140 and requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS 156 permits an entity to use either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 was effective for the Company as of January 1, 2007. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (As Amended) Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  FIN 48 was effective for the Company as of January 1, 2007.  The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date to fiscal years beginning after November 15, 2008.  The Company is still evaluating whether there will be any material change in financial position or results of operations resulting from the adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 is effective prospectively for fiscal years beginning after November 15, 2007, with early adoption permitted for fiscal years in which interim financial statements have not been issued, provided that all of the provisions of SFAS 157 are early adopted as well.  The Company is still evaluating whether there will be any material change in financial position or results of operations resulting from the adoption of SFAS 159.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) Business Combinations (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of these standards will have on the Company’s financial position or results of operations.

Reclassifications

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassifications had no effect on net income.

Note 2. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2006	2007
Vacation Ownership Interest notes receivable	$ 36,446,650	$ 35,049,568
Holdbacks by financial institutions	3,006,889	2,584,131
Other receivables	1,624,909	1,537,607
Allowance for possible credit losses	(4,265,108)	(3,801,902)
	$ 36,813,340	$ 35,369,404

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 14.9% to 17.9% and have terms of five to ten years.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

At December 31, 2007, the Company has an agreement with a financial institution for a commitment of $30.0 million under which the Company may sell certain of its Customer Notes.  The agreement provides for sales on a recourse basis, with a purchase rate of prime plus 2.75% (10.0% at December 31, 2007).  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At December 31, 2007, $14.4 million of the $30.0 million commitment was available to the Company.

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

For the twelve months ended December 31, 2005, 2006 and 2007, the Company sold with recourse approximately $9 million, $7 million and $4 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company recorded finance income of approximately $0.8 million, $0.3 million and $0.1 million, as interest and finance income during the years ended December 31, 2005, 2006 and 2007, respectively, related to notes sold with recourse.

At December 31, 2006 and 2007, the Company had approximately $12.4 million and $9.8 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa (“Los Abrigados”), Varsity Clubs of America–South Bend (“VCA–South Bend”) and Varsity Clubs of America–Tucson (“VCA–Tucson”).

The Company also has a financing commitment for $30.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5% (8.75% at December 31, 2007), had a draw period through March 2008 and a maturity date of 2012.  At December 31, 2007, approximately $16.4 million is available under this commitment (see Note 21).

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2005	2006	2007
Beginning balance	$ 3,345,046	$ 4,070,222	$ 4,265,108
Provision for doubtful accounts	1,480,242	1,401,818	1,100,556
Amounts written off	(755,066)	(1,206,932)	(1,563,762)
Ending balance	$ 4,070,222	$ 4,265,108	$ 3,801,902

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  In 2007, the Company wrote off receivables for which it had not exhausted collection efforts nor accepted a deed back, thereby accelerating such write-offs. During 2005 and 2007, the Company deeded back in bulk transactions 97.5 and 212.5 Vacation Ownership Interests of delinquent owners, respectively.  These accounts had become delinquent over a period of several years.  At December 31, 2007, $14.9 million in principal or $10.8 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 31.3% and 22.7%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

At December 31, 2006 and 2007, the above allowance includes $248,000 for notes sold with recourse.

Future maturities of notes receivable at December 31, 2007 are as follows:

2008	$ 13,859,900
2009	6,487,527
2010	5,162,020
2011	4,256,176
2012	3,538,074
Thereafter	5,867,609
39,171,306
Less: Allowance for uncollectible notes	(3,801,902)
$ 35,369,404

Note 3. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales consists of the following:

	December 31,
	2006	2007
Premiere Vacation Club	$ 14,122,009	$ 16,817,544
VCA–Tucson	185,480	102,192
VCA–South Bend	1,809,501	938,735
Golden Eagle Resort	867,912	562,414
Los Abrigados	150,099	7,686
Kohl’s Ranch Lodge	21,780	3,062
The Inn at Los Abrigados	232,558	208,758
Other	15,585	15,585
	$ 17,404,924	$ 18,655,976

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2007, Premiere Vacation Club included a total of 25,600 Vacation Ownership Interests.  The 25,600 Vacation Ownership Interests annexed into the Club consisted of 4,652.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites currently under construction), 337 Vacation Ownership Interests in the Inn at Los Abrigados, 2,988 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,201 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,899 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 191 Vacation Ownership Interests in the Roundhouse Resort, 2,127 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock, 988 Vacation Ownership Interests in the Rancho Mañana Resort, and 176 Vacation Ownership Interests in the Scottsdale Camelback Resort.

Note 4. Basic and Diluted Net Income Per Share

The following presents the computation of basic and diluted net income per share:

	Year Ended December 31,
	2005	2006	2007
Income (loss) from continuing operations	$ 6,151,044	$ 2,166,263	$ (696,939)
Less: Series A preferred stock dividends	(46,788)	(46,788)	(46,788)
Income (loss) from continuing operations available
to common shareholders	6,104,256	2,119,475	(743,727)
Income from discontinued operations	92,961	-	-
Basic and Diluted Net Income (Loss) Available to Common Shareholders	$ 6,197,217	$ 2,119,475	$ (743,727)

Basic Weighted-Average Common Shares Outstanding	3,506,954	3,496,779	3,520,416
Effect of dilutive securities:
Stock options	6,408	2,006	-
Diluted Weighted-Average Common Shares Outstanding	3,513,362	3,498,785	3,520,416
Basic Income (Loss) Per Common Share
Income (loss) from continuing operations	$ 1.74	$ 0.61	$ (0.21)
Income from discontinued operations	0.03	-	-
Total Basic net income (loss) per share	$ 1.77	$ 0.61	$ (0.21)
Diluted Income (Loss) Per Common Share
Income (loss) from continuing operations	$ 1.73	$ 0.61	$ (0.21)
Income from discontinued operations	0.03	-	-
Total Diluted net income (loss) per share	$ 1.76	$ 0.61	$ (0.21)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at December 31, 2005, 2006 and 2007, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  The 25,000 options at $9.90 expire in 2009.

Note 5. Other Assets

Other assets consist of the following:

	December 31,
	2006	2007
Inventories	$ 1,071,114	$ 890,581
Escrow accounts	2,924,972	-
Miscellaneous receivables and other	1,778,368	1,346,515
Deferred loan and lease fees	425,590	374,373
	$ 6,200,044	$ 2,611,469

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of FIFO cost (first-in, first-out) or market.

The Company was required to make monthly release payments into an escrow account under the terms of a guarantee commitment (Note 12).  The balance of this escrow account at December 31, 2006 was $2,788,198.  In 2007, the balance of this escrow account was used to repay the existing mortgage.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease.  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

Note 6. Property and Equipment, Net

Property and equipment consist of the following:

	December 31,
	2006	2007
Land	$ 9,072,836	$ 9,072,836
Buildings and improvements	6,219,912	6,731,460
Leasehold improvements	1,308,060	1,363,298
Furniture, fixtures and construction in progress	5,944,469	7,380,337
Office equipment	2,299,443	2,570,719
Computer equipment	1,339,609	1,225,386
Vehicles	327,783	379,569
	26,512,112	28,723,605
Accumulated depreciation	(8,081,520)	(8,720,267)
	$ 18,430,592	$ 20,003,338

In October 2005, the Company, through its membership in ILX-Bruno LLC (“ILX-Bruno”), completed the acquisition of two parcels approximating 21 acres of land in Sedona, Arizona.  The total purchase price was $8,416,238.  In June 2006, ILX-Bruno completed the acquisition of approximately one acre of land and a house adjacent to the 21 acres.  The purchase price was $1,107,316 (Note 17).

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

Note 8. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

	December 31,
	2006	2007
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$ 1,663,000	$ 1,483,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	453,000	352,000
Net operating loss and minimum tax carryforwards	481,000	466,000
Other	177,000	183,000
Total deferred tax assets	2,774,000	2,484,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(6,831,000)	(6,089,000)
Tax depreciation in excess of book depreciation	(458,000)	(225,000)
Total deferred tax liabilities	(7,289,000)	(6,314,000)
Net deferred tax liability	$ (4,515,000)	$ (3,830,000)

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2005	2006	2007
Current income tax
Federal	$ 1,740,045	$ 2,497,350	$ 255,663
State	768,229	503,100	42,337
Benefit of operating loss carryforwards	(1,745,559)	(969,916)	(59,093)
Federal (minimum tax)	2,190,958	-	-
Current income tax	$ 2,953,673	$ 2,030,534	$ 238,907

Deferred income tax (benefit)
Federal	$ 1,234,431	$ (249,649)	$ (572,293)
State	(212,351)	(336,160)	(131,174)
Deferred income tax (benefit)	1,022,080	(585,809)	(703,467)
Income tax expense (benefit) from continuing operations	$ 3,975,753	$ 1,444,725	$ (464,560)

A reconciliation of the income tax expense (benefit) from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2005	2006	2007
Federal, computed on income before income taxes	$ 3,443,111	$ 1,227,736	$ (406,600)
State, computed on income before income taxes	506,340	216,659	(59,800)
Other	26,302	330	1,840
Income tax expense (benefit) from continuing operations	$ 3,975,753	$ 1,444,725	$ (464,560)

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

At December 31, 2007, the Company’s subsidiary, Genesis, had federal NOL carryforwards of approximately $205,000, which are limited as to usage because they arise from built in losses of an acquired company.  In addition, such losses can only be utilized through the earnings of Genesis and are limited to a maximum of $189,178 per year.  To the extent the entire $189,178 is not utilized in a given year, the difference may be carried forward to future years.  Any unused Genesis NOL’s will expire in 2008.

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:

	December 31,
	2006	2007
Commissions and payroll	$ 795,161	$ 806,851
Repurchase liability (Note 17)	-	911,077
ILX script issued in lawsuit settlement	216,000	63,407
Employee vacation	357,284	359,996
Property taxes	366,556	347,665
Special fund certificates (Note 12)	529,119	520,879
Other (Note 18)	729,000	774,707
	$ 2,993,120	$ 3,784,582

Note 10. Notes Payable

Notes payable consist of the following:

	December 31,
	2006	2007
Note payable, collateralized by consumer notes receivable and deeds of trust, interest at
prime plus 1.5% (8.75% at December 31, 2007) due through 2012	$ 16,549,373	$ 13,575,816
Note payable, collateralized by pledge of note receivable and land,
interest at 9.0%, due through 2008	4,899,041	4,809,859
Construction note payable, collateralized by deeds of trust, interest at
9.0%, due through 2010 (Note 21)	4,916,791	8,203,456
Note payable, collateralized by deed of trust on Premiere Vacation Club at Bell Rock
Inn interest at 7.49%, due through 2023. Note was repaid in 2007	3,917,462	-
Note payable, collateralized by deed of trust on VCA-South Bend, interest at
prime plus 0.75% (8.0% at December 31, 2007) due through 2016	3,245,000	3,744,275
Note payable collateralized by deed of trust, interest at prime plus 1.5%
(8.75% at December 31, 2007) due through 2009 (Note 12)	-	2,000,000
Note payable, collaterized by deed of trust, interest at 7.0%, due through 2016	794,141	781,622
Note payable, collateralized by holdbacks at financial institutions and stock of the
Company, interest at 10.0%, due through 2008 (Note 21)	638,538	454,089
Line of credit of $1,750,000, interest at prime plus 1.0% (8.25% at December 31, 2007),
collateralized by consumer notes receivable, due through June 2008	1,350,000	1,750,000
Line of credit of $1,000,000, interest at prime plus 1.25%
(8.50% at December 31, 2007), due through May 2008	-	900,000
Obligations under capital leases with interest at 8.25% (Note 18)	-	365,771
Note payable, collateralized by deed of trust, interest at
7.29%, due through July 2007. Note was repaid in 2007	264,375	-
Note payable, collateralized by deed of trust, interest at 8.0%, due through March 2012	-	89,495
Note payable, collateralized by deed of trust, interest at 7.75%,
due through January 2007. Note was repaid in 2007	73,149	-
Notes payable, collateralized by furniture, fixtures and equipment, interest
at 5.26% to 10.64%, due through 2012	627,240	678,689
	$ 37,275,110	$ 37,353,072

At December 31, 2007, approximately $15.3 million of the Company’s notes payable are dependent on the amount of mortgage notes receivable pledged as collateral, all of which are included below based on their scheduled repayment terms and maturities.  The amounts below include amounts scheduled to be due and collected directly from customer payments on the notes receivable used as collateral.

Future contractual maturities of notes payable at December 31, 2007 are as follows:

2008	$11,206,993
2009	5,454,937
2010	3,460,547
2011	3,688,363
2012	11,193,801
Thereafter	2,348,431
$37,353,072

Note 11.  Note Payable to Affiliate

At December 31, 2007, a note payable to former First Piggy LLC members in the principal amount of $600,000 (bearing interest at 8.0%) was outstanding, together with interest payable in the amount of $4,077.  The note provided for principal payments of $300,000 in each of 2008 and 2009.  In February 2008, $300,000 of the note payable was satisfied through the issuance of 100,002 shares of the Company’s common stock, and the remaining $300,000 principal plus accrued interest was paid in cash.

Note 12. Commitments and Contingencies

Operating Leases

Operating leases are used to lease the Los Abrigados Lodge, office space, retail space and equipment.  Future minimum lease payments on non-cancelable operating leases at December 31, 2007 are as follows:

2008	$1,933,000
2009	1,798,000
2010	1,404,000
2011	1,266,000
2012	1,017,000
Thereafter	9,029,000
$16,447,000

Total rent expense for the years ended December 31, 2005, 2006 and 2007 was approximately $2,187,000, $2,270,000 and $2,255,000, respectively.

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

In October 2005, GOLV filed suit against the Company, VCA-NV, GWWI and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Court granted the Company’s Motion to Dismiss the Complaint and awarded that GOLV pay the Company’s attorneys’ fees in a yet to be determined amount.  The counterclaim remains.  In March 2008, GOLV appealed the dismissal of its claims, which appeal the Company has been advised is untimely.  The Company intends to continue to vigorously defend the case and believes the allegations of the Complaint are without merit.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock.  This property was acquired through the assumption of an existing mortgage which did not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and made monthly release payments.  The balance of this escrow account of $2,788,198 in 2006 was included in other assets.  In November 2007, the existing mortgage of $3,828,722 plus accrued interest and fees was paid off using the escrow account funds of $3,273,547 and funds borrowed on an existing credit facility of $582,794.

The Company’s Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis.  The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties.  A liability of $520,879 at December 31, 2007 has been recorded for the possible future payment based on estimated net realizable values of the properties.  These potential obligations as well as amounts due fund certificate holders for sales of properties are included in accrued expenses and other liabilities.

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability of $86,039 at December 31, 2007 for its future obligation.

In July 2004, the Company purchased 19 units (988 Vacation Ownership Interests) and an additional 3.81 acres of land at Rancho Mañana Resort.  In conjunction with the purchase, the Company guaranteed that it would pay a minimum of $5.0 million, payable in product cost and profit distributions of not less than $52,080 per month through June 30, 2013.  In June 2007, the Company reached a settlement agreement with the former owners which included the return of the 3.81 acres of land and a reduction in the purchase price.  As of December 31, 2007 the Company owes an additional $1,197,840 through November 2009 for the remaining approximately 270 Vacation Ownership Interests in the 19 units.

In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly (8.75% at December 31, 2007).  The principal balance on the note is due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

Note 13. Shareholders’ Equity

Preferred Stock

At December 31, 2006 and 2007, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends of $46,788 were paid in 2005, 2006 and 2007, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Sedona Vacation Club to a mandatory dividend sinking fund.  At December 31, 2007, notes receivable in the amount of approximately $1,200 have been designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2006 and 2007, preferred stock also includes 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $161,815.  The Series C Convertible Preferred Stock has a $10 par value and liquidation value.   The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

For the year ended December 31, 2005, the Company issued 40,000 shares of unregistered common stock, valued at $308,000 to employees under the Stock Bonus Plan. The Stock Bonus Plan was filed as Exhibit 10.1 to a Form 8-K filed on June 23, 2005 and is incorporated herein by reference.  Of the 40,000 shares, 30,000 were contingent upon the recipient being employed by the Company on January 15, 2008.  The $231,000 deferred expense was amortized, pro-rata over the vesting period and the unrecognized portion was included in deferred compensation on the consolidated balance sheet.  Also under the Stock Bonus Plan during the year ended December 31, 2005, the Company issued 5,340 shares of unregistered common stock and 3,975 shares of common stock, valued at $71,104 to employees and a professional service provider, in exchange for services provided.  For the year ended December 31, 2006, the Company issued 36,000 shares of common stock, valued at $266,500 to employees under the Stock Bonus Plan.  Of the 36,000 shares, 32,000 shares are contingent upon the recipients being employed by the Company on January 15, 2009.  The $264,480 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the consolidated balance sheet.  Deferred compensation of $30,800, representing 4,000 shares issued in 2005, was reversed in the year ended December 31, 2006 due to the termination of a Stock Bonus Plan participant.  During the year ended December 31, 2007, the Company issued 36,000 shares of common stock, valued at $271,416 to employees and Directors under the Stock Bonus Plan.  Of the 36,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010, 5,000 were issued to Directors, vest on March 1, 2010, and require the recipient to remain a Director through March 1, 2008 and provide service as a Director or otherwise until March 1, 2010; and 1,500 shares vest on January 15, 2009.  Deferred compensation of $7,536, representing 1,000 shares issued in January 2007 was reversed in the year ended December 31, 2007 due to termination of Stock Bonus Plan participants.  The remaining $263,880 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the consolidated balance sheet.

During 2005, 2006 and 2007, the Company purchased 110,637, 98,674 and 37,200 shares of its common stock for $1,040,620, $969,130 and $357,090.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The Company continued to pay a dividend each year and for 2005 and 2006 the dividend was established at $0.44 and $0.47, respectively, per common share payable in equal quarterly installments.  In 2007, the annual dividend was $0.50 per share, payable in quarterly installments in the amount of $0.125 per share.  In December 2007, the dividend was discontinued and no payment was made for the fourth quarter of 2007.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006. Under the terms of the DRIP, shareholders may elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the years ended December 31, 2005, 2006 and 2007, shareholders elected to receive 95,909, 87,964 and 101,674 shares of common stock valued at $931,984, $839,553 and $963,629 under the DRIP and cash dividends of $1,016,780, $1,125,312 and $1,036,728, respectively.  The 95,909, 87,964 and 101,674 common shares include 44,061, 37,731 and 28,974 common shares, valued at $426,838, $367,969 and $274,230 respectively, issued on shares held as collateral.  The Company incurred offering costs of $17,110 under the DRIP in 2006 which were netted against common shares issued.

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

During the years ended December 31, 2005 and 2006, the Company made contributions to the ESOP of $146,370 and $117,615 which were used to purchase 15,400 and 16,935 common shares, respectively.  No contribution was made for the year ended December 31, 2007.

At December 31, 2007, the ESOP held 563,955 shares and $4,899 in cash.

Note 15. Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans could not be less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Incentive stock options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.    Non-statutory stock options are exercisable over a term determined by the Board of Directors.  No further grants may be made under the Plans.

Stock option transactions are summarized as follows:

	Options	Exercise Price Range	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2004	40,000	$4.60-$9.90	$6.01
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2005	40,000	4.60-9.90	6.01
Options granted	-	-	-
Options exercised	(15,000)	4.60-7.57	5.59	$ 56,150
Options canceled	-	-	-
Outstanding at December 31, 2006	25,000	9.90	9.90	-
Options granted	-
Options exercised	-
Options canceled	-
Outstanding at December 31, 2007	25,000	$9.90	$9.90	$ -

Exercisable at December 31, 2006	25,000	$9.90	$9.90	$ -

Exercisable at December 31, 2007	25,000	$9.90	$9.90	$ -

The Company’s common stock price was $9.42 and $3.50 for December 31, 2006 and 2007, respectively, thus there was no intrinsic value for options outstanding and exercisable.

A summary of stock options outstanding and exercisable at December 31, 2007 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.90	25,000	1.96	$ 9.90	25,000	$ 9.90

Stock Bonus Plan

The Company’s Stock Bonus Plan was created to advance the interests of the Company and its shareholders, by encouraging and enabling selected officers, directors, consultants and key employees upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business to acquire and retain a proprietary interest in the Company by ownership of its stock.  In 2007 the Board of Directors resolved that all shares then issued under the plan would immediately vest upon a change in control.

A summary of the non-vested stock under the Stock Bonus Plan follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2005	30,000	$ 7.70
Stock Granted	40,500	8.25
Stock Vested	(4,000)	8.21
Stock Foreited	(8,500)	7.97

Non-vested at December 31, 2006	58,000	8.01
Stock Granted	36,000	7.54
Stock Vested	-	-
Stock Foreited	(1,000)	7.54

Non-vested at December 31, 2007	93,000	$ 7.83

Unamortized deferred compensation of $265,513 will be amortized over the weighted average remaining term of 1.67 years.  The value of the non-vested stock under the Stock Bonus Plan at December 31, 2007 is $325,500.

Note 16. Profit Sharing Plan

The Company has a defined contribution profit sharing plan in which substantially all employees are eligible to participate.  The Company contributes a discretionary amount to the plan as determined by the Board of Directors.  The Company declared contributions of $150,000 for the year ended December 31, 2005 and $50,000 for the years ended December 31, 2006 and 2007, respectively.

Note 17. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

During 2005, 2006 and 2007 the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 103, 199 and 53 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVCO”).  PVCO purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $110,665, $211,962 and $51,878 for the years ended December 31, 2005, 2006 and 2007, respectively, were recorded on the sales and is included in “Income from land and other, net.”  At December 31, 2007, deeds of trust for 665 of the Vacation Ownership Interests secure outstanding indebtedness from PVCO to Genesis of $1,537,607 which is included in notes receivable.  The notes bear interest at 8.0% and are payable through 2017.

In August 2002, the Company invested $1,000,000 in cash for 8,000,000 (266,667 post reverse stock split in January 2005) shares or an approximately 36.4% ownership interest in GWWI.  The Company, through a subsidiary, VCA-NV, also entered into a sublease agreement with GWWI in 2002.  Through October 2003, the Company advanced GWWI $2,880,781 under a promissory note, accruing interest at 10%.  GWWI ceased operations on October 31, 2003.  The sublease between the Company’s subsidiary and GWWI was terminated in conjunction with the closing of operations.  The Company’s note receivable from GWWI was secured by a Pledge Agreement of GWWI’s assets.  The Company exercised its rights under the Pledge Agreement and assumed certain GWWI assets in partial satisfaction of the note.  The principal balance (after exercise of rights under a Pledge Agreement) and interest balance as well as the investment in GWWI was determined to be impaired and the Company recorded the impairment in 2003 and classified its operations as discontinued.  In 2004, cash advanced to GWWI in the amount of $60,136 was reported as discontinued operations, net of a tax benefit of $24,054.  In 2005, GWWI entered into an Agreement for Exchange of Common Stock with US Pro Golf Tour, Inc. (“USPGT”).  In conjunction with this Agreement, VCA-NV forgave the note payable from GWWI in exchange for $100,000 cash, 1,000,000 restricted shares of common stock of GWWI and a $250,000 note payable from the shareholders of USPGT.  Income from discontinued operations for 2005 included the $100,000 cash, $100,000 of the note receivable (the Company recorded a $150,000 allowance on the note, in 2005, which was reversed in 2006 when the note was collected in full) offset by certain expenses, net of tax expense of $61,974.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  Prior to the formation of ILX-Bruno, Bruno had placed on deposit with the Forest Service $588,000 and the Company had placed on deposit $252,000.  Upon the formation of ILX-Bruno, these deposits became capital contributions to ILX-Bruno.  In anticipation of the closing, additional capital contributions of $462,000 and $2,098,000 were made in September 2005 by Bruno and the Company, respectively.  In October 2005, ILX-Bruno completed the acquisition of approximately 21 acres of land in Sedona, Arizona for a purchase price of $8,416,238.  A portion of the purchase price was funded by a note payable by ILX-Bruno to the Company of $5 million which is in default to the Company.  In June 2006, ILX-Bruno completed the acquisition of approximately one acre of land and a house adjacent to the 21 acres. The total purchase price was $1,107,316, of which $800,000 was funded by a note payable.  In addition, the Company made an additional $1,200,000 in capital contributions for working capital in 2005 and 2006.  In the third quarter 2006, the Company sold, for $700,000 in cash, 3.0% Percentage Interest in ILX-Bruno for a gain of $582,909.  Bruno also contributed $900,000 in additional working capital in 2006.  In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note payable bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly.  The principal balance on the note is due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.  The Company holds an 85.0% interest in ILX-Bruno as of December 31, 2007.  ILX-Bruno is included in the Company’s consolidated financial statements as of December 31, 2007 with Bruno’s capital contributions included as Minority Interests on the accompanying consolidated balance sheet.

In January 2007, the Company purchased 32,500 shares of its common stock for $312,325 from Martori Enterprises Incorporated under the Stock Bonus Plan.

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million to Indian Wells Partners (“Indian Wells”).  Indian Wells is controlled by the father of a director.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to and has agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company will pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.  The Company accounted for the sale under the financing method and therefore no gain was recorded on the sale, the net cash received of $632,209 and the amount by which the purchase price exceeds the sales value, totaling approximately $911,000 at December 31, 2007, is included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2007.

In September 2007, First Piggy LLC was formed to further the promotion of the “First Piggy” concept.  First Piggy LLC entered into an Asset Purchase agreement with the Company and FPB Holdings Incorporated (a subsidiary of the Company) to purchase all intellectual and tangible personal property in connection with the First Piggy concept.  The purchase price was $130,000 in cash, a promissory note payable to the Company for $700,000 and a 20% interest in First Piggy LLC.  Certain executive officers and directors of the Company and others owned 48% of First Piggy LLC.  First Piggy LLC was capitalized with $600,000 from the 48% First Piggy LLC members (discussed above).  In November 2007, the Company entered into an Assignment of Membership Interest Agreement with the 48% First Piggy LLC members to purchase their collective 48% ownership interest for a $600,000 note payable.  In connection with this transaction, the Company assumed all assets and liabilities of First Piggy LLC and forgave the $700,000 note receivable from First Piggy LLC.  The difference between the note receivable balance and the net book value of the assets and liabilities assumed of $166,317 was treated as an equity distribution to the First Piggy LLC members.  In February 2008, $300,000 of the $600,000 note payable was satisfied through the issuance of 100,002 shares of the Company’s common stock.  The remaining $300,000 of the note payable plus accrued interest was paid in cash in February 2008.

Note 18.  Capital Leases

Leased assets included in property and equipment totaled $401,127 (net of accumulated amortization of $5,078) at December 31, 2007.  The lease expires in 2012.  Future minimum lease payments at December 31, 2007 are as follows:

2008	$ 100,004
2009	100,004
2010	100,004
2011	100,004
2012	40,002
Total	440,018
Less: Amounts representing interest	(74,247)
Net minimum lease payments	$ 365,771

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

Notes payable and capital leases

The carrying amount reported in the balance sheet for notes payable and capital leases approximates its fair value because the interest rates on these instruments approximate current interest rates charged on similar current borrowings.

Note 21. Subsequent Events

In January 2008, the Company issued 6,000 shares of common stock valued at $17,376 to employees under the Stock Bonus Plan.  The shares are contingent on the recipients being employed by the Company on January 15, 2011.

In January 2008, the Company amended an existing note payable due March 1, 2008 to extend the maturity date to March 1, 2010.  All other terms remain unchanged.

In February 2008, the Company amended an existing construction note payable to provide an additional $1.9 million in financing, change the interest rate to 10.0% per year and extend the maturity date to February 2013.

In February 2008, the Company issued 100,002 shares valued at $300,000 to six former members of First Piggy LLC as partial repayment of the note payable to affiliates.  The remaining principal and all accrued interest was paid in cash in February 2008.

In March 2008, the Company amended its existing commitment pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  The amendment extends the borrowing period through December 2009, extends the maturity date to 2013 and decreases the maximum amount to $20.0 million.

Note 22. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2005
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 13,061,326	$ 14,340,060	$ 15,023,905	$ 14,462,136
Operating income	982,549	7,856,606	2,291,862	1,402,722
Net income from continuing operations	229,668	4,420,198	1,047,478	453,700
Net income (loss) from discontinued operations	(16,833)	-	109,794	-
Net income per share-basic from continuing operations	0.06	1.25	0.30	0.13
Net income per share-basic from discontinued operations	-	-	0.03	-
Net income per share-diluted from continuing operations	0.06	1.25	0.30	0.12
Net income per share-diluted from discontinued operations	-	-	0.03	-

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 12,115,653	$ 15,306,654	$ 13,722,547	$ 13,348,351
Operating income	1,284,313	2,338,213	1,793,834	1,007,194
Net income from continuing operations	313,626	1,045,622	636,901	170,114
Net income from discontinued operations	-	-	-	-
Net income per share-basic from continuing operations	0.09	0.30	0.18	0.05
Net income per share-basic from discontinued operations	-	-	-	-
Net income per share-diluted from continuing operations	0.09	0.30	0.18	0.05
Net income per share-diluted from discontinued operations	-	-	-	-

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$ 11,167,961	$ 12,638,576	$ 12,080,117	$ 12,672,827
Operating income (loss)	(418,869)	892,861	183,705	854,615
Net income (loss) from continuing operations	(653,199)	141,746	(289,741)	104,255
Net income from discontinued operations	-	-	-	-
Net income (loss) per share-basic from continuing operations	(0.19)	0.04	(0.09)	0.03
Net income per share-basic from discontinued operations	-	-	-	-
Net income (loss) per share-diluted from continuing operations	(0.19)	0.04	(0.09)	0.03
Net income per share-diluted from discontinued operations	-	-	-	-

Note 23. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

F-8