Form 10-Q
period 2008-03-31
ILX RESORTS INC
filed 2008-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2008	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, without par value	3,657,763 shares

Item 1.	FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2008
ASSETS
Cash and cash equivalents, including restricted cash of $101,113 and $101,923, respectively	$3,332,922	$3,661,781
Notes receivable, net of allowance for uncollectible notes
of $3,801,902 and $3,972,505, respectively	35,369,404	34,921,565
Resort property held for Vacation Ownership Interest sales	18,655,976	21,757,261
Resort property under development	4,659,865	1,579,201
Land held for sale	585,511	585,511
Property and equipment, net	20,003,338	19,941,576
Other assets	2,611,469	3,047,328

TOTAL ASSETS	$85,218,485	$85,494,223

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,409,993	$1,038,936
Accrued expenses and other liabilities	3,784,582	4,365,647
Income tax payable	44,232	11,816
Notes payable	37,353,072	38,739,517
Note payable affiliate	600,000	-
Deferred income taxes	3,830,318	3,408,421

TOTAL LIABILITIES	47,022,197	47,564,337

MINORITY INTERESTS	2,032,716	2,019,643

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,477,257 and 5,583,259 shares issued and outstanding	29,018,839	29,336,215
Treasury stock, at cost, 1,925,496 shares	(9,973,257)	(9,973,257)
Additional paid-in capital	59,435	59,435
Deferred compensation	(265,513)	(236,635)
Retained earnings	16,577,403	15,977,820
TOTAL SHAREHOLDERS' EQUITY	36,163,572	35,910,243

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,218,485	$85,494,223

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2008
REVENUES:
Sales of Vacation Ownership Interests	$6,146,233	$5,273,647
Estimated uncollectible revenue	(268,551)	(231,486)
Resort operating revenue	4,406,287	4,735,885
Interest and finance income	883,992	645,431
Total revenues	11,167,961	10,423,477

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	845,061	677,115
Cost of resort operations	4,148,820	4,323,041
Sales and marketing	4,592,437	3,854,746
General and administrative	1,672,391	1,679,915
Depreciation and amortization	363,370	324,383

Total cost of sales and operating expenses	11,622,079	10,859,200

Timeshare and resort operating loss	(454,118)	(435,723)

Income from land and other, net (including Related Party)	35,249	33,730

Total operating loss	(418,869)	(401,993)

Interest expense	(669,730)	(665,824)

Loss before income taxes and minority interest	(1,088,599)	(1,067,817)

Income tax benefit	435,400	421,897

Loss before minority interest	(653,199)	(645,920)

Minority interest in loss of consolidated subsidiary	-	13,073

NET LOSS	$(653,199)	$(632,847)

NET LOSS PER SHARE
Total Basic loss per share	$(0.19)	$(0.18)

Total Diluted loss per share	$(0.19)	$(0.18)

DIVIDENDS PER SHARE	$0.125	$-

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(653,199)	$(632,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(9,742)	-
Gain of sale of investment in common stock	(29,327)	-
Minority interest in net loss	-	(13,073)
Income tax benefit	(435,400)	(421,897)
Estimated uncollectible revenue	268,551	231,486
Depreciation and amortization	363,370	324,383
Amortization of deferred compensation	63,353	46,254
Change in assets and liabilities:
Decrease in notes receivable, net	837,139	216,353
Decrease (increase) in resort property held for Vacation Ownership Interest sales	532,337	(3,101,285)
(Increase) decrease in resort property under development	(1,155,624)	3,080,664
Increase in other assets	(95,248)	(494,943)
Increase (decrease) in accounts payable	206,636	(371,057)
Increase in accrued and other liabilities	461,559	581,065
Decrease in income taxes payable	(410,267)	(32,416)

Net cash used in operating activities	(55,862)	(587,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(641,591)	(203,537)
Proceeds from sale of investment in common stock	29,327	-
Proceeds from sale of property and equipment	10,028	-
Assumption of First Piggy LLC membership interests	-	33,264

Net cash used in investing activities	(602,236)	(170,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,396,407	3,763,078
Principal payments on notes payable	(3,045,348)	(2,376,633)
Principal payment on note payable to affiliate	-	(300,000)
Acquisition of treasury stock	(357,090)	-
Common stock dividend	(285,142)	-

Net cash (used in) provided by financing activities	(1,291,173)	1,086,445

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,949,271)	328,859
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,583,721	3,332,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,634,450	$3,661,781

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$220,244	$-
Deferred compensation resulting from unvested common stock issuance	271,416	-
Common stock issued to repay portion of note payable to affiliate	-	300,000

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

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended March 31,
	2007	2008

Interest paid	$669,730	$669,901
Income taxes paid	410,267	32,416
Interest capitalized	272,285	270,785

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

The Company records stock based compensation in accordance with the provisions of SFAS No. 123R. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at March 31, 2008.

Reclassification

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassification had no effect on net income.

Note 2. Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2007	2008
Net loss	$(653,199)	$(632,847)
Less: Series A preferred stock dividends	(11,697)	(11,697)
Basic and Diluted Net Loss Available to Common Shareholders	$(664,896)	$(644,544)

Basic Weighted-Average Common Shares Outstanding	3,491,358	3,618,807

Diluted Weighted-Average Common Shares Outstanding	3,491,358	3,618,807

Basic Net Loss Per Common Share	$(0.19)	$(0.18)

Diluted Net Loss Per Common Share	$(0.19)	$(0.18)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at March 31, 2008 and 2007, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the three months ended March 31, 2008, the Company issued 6,000 shares of common stock, valued at $17,376 to employees under the Stock Bonus Plan.  These shares have voting rights and therefore are included in shares outstanding.  The 6,000 shares are contingent upon the recipients being employed by the Company on January 15, 2011.  The $17,376 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in deferred compensation on the condensed consolidated balance sheet.  The Company also issued 100,002 restricted common shares valued at the fair value of $300,000 to six former members of First Piggy LLC as partial repayment of the $600,000 note payable to affiliates.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The Company continued to pay the dividend each year and for 2007 the dividend was established at $0.50 per common share to be paid in equal quarterly installments of $0.125.  In December 2007, the dividend was discontinued and no payment was made for the fourth quarter 2007.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006.  Under the terms of the DRIP, shareholders could elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4.  Share Based Compensation

Employee Stock Options

The Company has Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past, or who may be expected to contribute materially in the future, to the success of the Company.  The exercise price of the options granted pursuant to the Plans could be not less than the fair market value of the shares on the date of grant.  All outstanding stock options require the holder to have been a director or employee of the Company for at least one year before exercising the option.  Incentive stock options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.  No further grants may be made under the Plans.

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

A summary of the non-vested stock under the Stock Bonus Plan at March 31, 2008 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2007	93,000	$7.83
Stock Granted	6,000	2.90
Stock Vested	(26,000)	7.70
Stock Forfeited	-	-

Non-vested at March 31, 2008	73,000	$7.48

Unamortized deferred compensation of $236,635 will be amortized over the weighted average remaining term of 1.56 years.  The value of the non-vested stock under the Stock Bonus Plan at March 31, 2008 is $372,300.

Note 5. Related Party Transactions

During the three months ended March 31, 2008, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 33 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $30,295 was recorded on the sale.  At March 31, 2008, deeds of trust for 655 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,504,860 which is included in notes receivable.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of March 31, 2008.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of March 31, 2008 with Bruno’s capital contributions net of operating losses included as Minority Interests on the accompanying condensed consolidated balance sheets.

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

Note 6. Subsequent Events

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into promissory notes of $350,000 and $900,000, respectively, to finance renovations and the purchase of certain equipment.  ILX Resorts Incorporated has guaranteed the promissory notes for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC to receive a guarantee fee of 1% of the promissory note amount.

Note 7. Commitments and Contingencies

Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Court granted the Company’s Motion to Dismiss the Complaint and in April 2008 reaffirmed its decision and awarded that GOLV pay the Company’s attorneys’ fees in the amount of $626,000.  The counterclaims of the Company against the Plaintiffs remain.  In March 2008, GOLV appealed the dismissal of its claims, which appeal the Company has been advised is untimely.  A court ordered settlement conference is scheduled in June 2008.  The Company intends to continue to vigorously defend the case and pursue its counterclaims and believes the Plaintiffs’ allegations of the Complaint are without merit.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,173 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,127 of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, 191 of which have been annexed into Premiere Vacation Club and 176 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2); which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS 157 that were not postponed by FSP 157-2 did not have a material impact on our consolidated financial statements. Adoption of the postponed portions of SFAS 157 is not anticipated to cause a material change in financial position or results of operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

           The following table sets forth certain operating information for the Company:

	Three Months Ended
	March 31,
	2007	2008

As a percentage of total revenues:
Sales of Vacation Ownership Interests	55.0%	50.6%
Estimated uncollectible revenue	(2.4%)	(2.2%)
Resort operating revenue	39.5%	45.4%
Interest and finance income	7.9%	6.2%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	14.4%	13.4%
Sales and marketing	78.1%	76.5%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	7.5%	10.1%
As a percentage of resort operating revenue:
Cost of resort operations	94.2%	91.3%
As a percentage of total revenues(1):
General and administrative	15.0%	16.1%
Depreciation and amortization	3.3%	3.1%
Total operating loss	(3.8%)	(3.9%)
Selected operating data:
Vacation Ownership Interests sold (3) (4)	261	216
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (4)	$18,017	$18,014
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (4)	$22,609	$23,881

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4) Consists of an aggregate of 383 and 348 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2007 and 2008, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2008

Sales of Vacation Ownership Interests decreased 14.2% or $835,521 to $5,042,161 for the three months ended March 31, 2008, from $5,877,682 for the same period in 2007.  The decrease reflects reduced sales from the Rancho Mañana and Sedona sales offices due to the closure of the Rancho Mañana sales office in June 2007 and decreased tours in Sedona, offset by increased sales at the Tucson sales office due to greater tours in 2008.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) was consistent at $18,014 and $18,017 for the three months ended March 31, 2008 and 2007, respectively.  The number of Vacation Ownership Interests sold decreased 17.2% from 261 in the three months ended March 31, 2007 to 216 for the same period in 2008 primarily due to the closure of the Rancho Mañana sales office discussed above and decreased tours at the Sedona sales office.  The three months ended March 31, 2008 included 265 biennial Vacation Ownership Interests (counted as 132.5 annual Vacation Ownership Interests) compared to 245 biennial Vacation Ownership Interests (counted as 122.5 annual Vacation Ownership Interests) in the same period in 2007.

Upgrade revenue, included in Vacation Ownership Interest sales, increased 5.7% to $1,264,419 for the three months ended March 31, 2008 from $1,196,125 for the same period in 2007.  The increase in 2008 reflects increased marketing efforts to existing owners in Sedona and Tucson offset by the closure of the Rancho Mañana sales office as discussed above.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) increased 5.6% or $1,272 to $23,881 for the three months ended March 31, 2008 from $22,609 in 2007.  This increase is due to greater upgrade revenue relative to new sales in 2008.

Resort operating revenue increased 7.5% to $4,735,885 for the three months ended March 31, 2008, from $4,406,287 for the same period in 2007.  The increase for the three months ended March 31, 2008 reflects revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007, as well as increased revenue from vacation interval owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 94.2% to 91.3% for the first quarter ended March 31, 2008 reflecting the increase in revenue from vacation interval owners.

Interest and finance income decreased 27.0% to $645,431 for the three months ended March 31, 2008 from $883,992 for the same period in 2007, reflecting decreased Customer Note balances, a reduction in notes sold due to decreased sales and a greater portion of Customer Notes being zero-interest one year maturities.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales decreased from 14.4% for the three months ended March 31, 2007 to 13.4% for the three months ended March 31, 2008, due to the June 2007 determination of the ultimate cost of inventory in San Carlos, Mexico, as a result of the termination of the existing business agreement on terms favorable to the Company.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 76.5% for the three months ended March 31, 2008 from 78.1% for the same period in 2007, reflecting closure of the unprofitable Rancho Mañana sales office in June 2007.

General and administrative expenses increased to 16.1% of total revenue for the first quarter ended March 31, 2008, from 15.0% for the same period in 2007.  While actual expenses were comparable at $1,679,915 and $1,672,391 for the three months ended March 31, 2008 and 2007, respectively, they increased as a percentage of revenue due to the reduction in sales of Vacation Ownership Interests discussed above.  General and administrative expense reductions implemented in late 2007 and early 2008 were offset by increased legal expenses related to the GOLV lawsuit as well as redeployment of certain labor, previously utilized for construction activities and capitalized, to other activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Income from land and other, net was comparable at $33,730 and $35,249 for the three months ended March 31, 2008 and 2007, respectively.

Interest expense was comparable at $665,824 and $669,730 for the three months ended March 31, 2008 and 2007, respectively reflecting reductions in rate on variable rate borrowings, net of increased interest bearing obligations.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the three months ended March 31, 2008 and 2007, cash used in operations was $587,313 and $55,862, respectively.  The increase in cash used in operations reflects a smaller decrease in notes receivable due to reduced customer prepayments, an increase in other assets due to the timing of maintenance fee payments to third party owned resorts, and a decrease in accounts payable.  These increases are offset by a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend, a smaller amount of cash paid for income taxes in 2008 and an increase in accrued liabilities due to timing differences between years in accrued compensation, offset by amounts related to the homeowners’ associations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $170,273 and $602,236 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in net cash used in investing activities in 2008 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities in the three months ended March 31, 2007 was $1,291,173 as compared to net cash provided by financing activities of $1,086,445 in the three months ended March 31, 2008.  The increase in cash provided by financing activities is due to greater borrowings on notes payable to finance construction projects in 2008, lower principal payments on notes payable in 2008, due to lower customer payments on the hypothecation line, the payment of a dividend and purchase of treasury shares in 2007, offset by the repayment in 2008 of a note payable to affiliates.

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

Credit Facilities and Capital

At March 31, 2008, the Company had an agreement with a financial institution for a commitment of $30 million, under which the Company may sell certain of its Customer Notes. The agreement provides for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes may be sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  At March 31, 2008, $14.4 million of such commitment was available to the Company.

The Company also has a financing commitment aggregating $20 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in 2009 and the maturity is in 2013.  At March 31, 2008, approximately $7.3 million was available under this commitment.

At March 31, 2007 and 2008, the Company had approximately $11.8 million and $9.2 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In January 2008, the Company amended an existing note payable due March 1, 2008 to extend the maturity date to March 1, 2010.  All other terms remain unchanged.

In February 2008, the Company amended an existing construction note payable to provide an additional $1.9 million in financing, change the interest rate to 10.0% per year and extend the maturity date to February 2013.

In March 2008, the Company amended its existing commitment pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  The amendment extends the borrowing period through December 2009, extends the maturity date to 2013 and decreases the maximum borrowing amount to $20.0 million.

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

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of March 31, 2008.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off balance sheet as of this date.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$38,388,000	$10,901,000	$8,917,000	$16,331,000	$2,239,000
Capital Lease Obligations	352,000	73,000	166,000	113,000	-
Operating Leases	16,004,000	1,918,000	3,119,000	2,189,000	8,778,000
Agreement to purchase VOI's	44,000	44,000	-	-	-
Total	$54,788,000	$12,936,000	$12,202,000	$18,633,000	$11,017,000

Excluded from the contractual cash obligations table is the amount of $1,154,000 under an agreement to purchase Vacation Ownership Interests (“VOI’s”) because effective April 1, 2008 the party to the agreement to purchase VOI’s has agreed to cancel the obligation in exchange for the VOI’s.

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2008.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item3.	Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at March 31, 2008, then based on the $21.0 million balance of variable rate debt at March 31, 2008, interest expense would increase or decrease by approximately $210,000 (before income taxes) per annum.

Item 4T.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

(b)  Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Part II

Item 1.	Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Court granted the Company’s Motion to Dismiss the Complaint and in April 2008 reaffirmed its decision and awarded that GOLV pay the Company’s attorneys’ fees in the amount of $626,000.  The counterclaims of the Company against the Plaintiffs remain.  In March 2008, GOLV appealed the dismissal of its claims, which appeal the Company has been advised is untimely.  A court ordered settlement conference is scheduled in June 2008.  The Company intends to continue to vigorously defend the case and pursue its counterclaims and believes the Plaintiffs’ allegations of the Complaint are without merit.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

C.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

January 1, 2008 - January 31, 2008	-	-	-	-

February 1, 2008 - February 29, 2008	-	-	-	-

March 1, 2008 - March 31, 2008	-	-	-	-
Total	-	-	-	-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(i)	Exhibits

Exhibit No.	Description

31	CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32	CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  As of May 15, 2008