Form 10-Q
period 2008-06-30
ILX RESORTS INC
filed 2008-08-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2008	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.	☐	Yes	☒	No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, without par value	3,655,963 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2007	2008
ASSETS
Cash and cash equivalents, including restricted cash of $101,113 and $0, respectively	$3,332,922	$3,262,167
Notes receivable, net of allowance for uncollectible notes
of $3,801,902 and $4,153,175, respectively	35,369,404	34,365,074
Resort property held for Vacation Ownership Interest sales	18,655,976	21,171,751
Resort property under development	4,659,865	1,936,752
Land held for sale	585,511	586,681
Property and equipment, net	20,003,338	20,013,765
Other assets	2,611,469	3,019,378

TOTAL ASSETS	$85,218,485	$84,355,568

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,409,993	$1,096,817
Accrued expenses and other liabilities	3,784,582	3,988,600
Income tax payable	44,232	-
Notes payable	37,353,072	38,219,724
Note payable affiliate	600,000	-
Deferred income taxes	3,830,318	3,300,954

TOTAL LIABILITIES	47,022,197	46,606,095

MINORITY INTERESTS	2,032,716	2,007,201

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,477,257 and 5,582,259 shares issued and outstanding, respectively	29,018,839	29,328,679
Treasury stock, at cost, 1,925,496 and 1,926,296 shares, respectively	(9,973,257)	(9,975,726)
Additional paid-in capital	59,435	59,435
Deferred compensation	(265,513)	(186,614)
Retained earnings	16,577,403	15,769,833
TOTAL SHAREHOLDERS' EQUITY	36,163,572	35,742,272

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,218,485	$84,355,568

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
REVENUES:
Sales of Vacation Ownership Interests	$6,948,324	$5,448,207	$13,094,557	$10,721,854
Estimated uncollectible revenue	(301,898)	(238,122)	(570,449)	(469,608)
Resort operating revenue	5,100,514	5,368,230	9,506,801	10,104,115
Interest and finance income	891,636	873,181	1,775,628	1,518,612
Total revenues	12,638,576	11,451,496	23,806,537	21,874,973

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	819,889	722,302	1,664,950	1,399,417
Cost of resort operations	4,456,839	4,641,677	8,605,659	8,964,718
Sales and marketing	4,752,052	3,923,322	9,344,489	7,778,068
General and administrative	1,390,572	1,529,785	3,062,963	3,209,700
Depreciation and amortization	380,636	284,072	744,006	608,455

Total cost of sales and operating expenses	11,799,988	11,101,158	23,422,067	21,960,358

Timeshare and resort operating income (loss)	838,588	350,338	384,470	(85,385)

Income from land and other, net (including Related Party)	54,273	12,448	89,522	46,178

Total operating income (loss)	892,861	362,786	473,992	(39,207)

Interest expense	(656,617)	(643,893)	(1,326,347)	(1,309,717)

Income (loss) before income taxes and minority interest	236,244	(281,107)	(852,355)	(1,348,924)

Income tax (expense) benefit	(94,498)	107,467	340,902	529,364

Income (loss) before minority interest	141,746	(173,640)	(511,453)	(819,560)

Minority interest in loss of consolidated subsidiary	-	12,442	-	25,515

NET INCOME (LOSS)	$141,746	$(161,198)	$(511,453)	$(794,045)

NET INCOME (LOSS) PER SHARE:
Total Basic net income (loss) per share	$0.04	$(0.05)	$(0.15)	$(0.22)

Total Diluted net income (loss) per share	$0.04	$(0.05)	$(0.15)	$(0.22)

DIVIDENDS PER SHARE	$0.125	$-	$0.25	$-

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,453)	$(794,045)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on sale of property and equipment	15,353	972
Gain of sale of investment in common stock	(29,327)	-
Minority interest in net loss	-	(25,515)
Income tax benefit	(340,902)	(529,364)
Estimated uncollectible revenue	570,449	469,608
Depreciation and amortization	744,006	608,455
Amortization of deferred compensation	125,028	88,739
Change in assets and liabilities:
Decrease in notes receivable, net	526,489	534,722
Decrease (increase) in resort property held for Vacation Ownership
Interest sales	780,747	(2,515,775)
(Increase) decrease in resort property under development	(3,116,915)	2,723,113
Increase in land held for sale	(10,174)	(1,170)
Increase in other assets	(728,137)	(504,304)
Increase (decrease) in accounts payable	310,954	(313,176)
Increase in accrued and other liabilities	1,303,258	204,018
Decrease in deferred income taxes	(18,760)	-
Decrease in income taxes payable	(530,627)	(44,232)

Net cash used in operating activities	(910,011)	(97,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,356,590)	(523,459)
Proceeds from sale of investment in common stock	29,327	-
Proceeds from sale of property and equipment	11,383	-
Assumption of First Piggy LLC membership interests	-	33,263

Net cash used in investing activities	(1,315,880)	(490,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,697,511	6,542,479
Principal payments on notes payable	(5,829,772)	(5,675,827)
Principal payment on note payable to affiliate	-	(300,000)
Preferred stock dividends	(46,788)	(46,788)
Acquisition of treasury stock	(357,090)	(2,469)
Common stock dividend	(548,232)	-

Net cash (used in) provided by financing activities	(84,371)	517,395

DECREASE IN CASH AND CASH EQUIVALENTS	(2,310,262)	(70,755)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,583,721	3,332,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,273,459	$3,262,167

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$452,325	$-
Deferred compensation resulting from unvested common stock issuance	267,648	9,840
Common stock issued to repay portion of note payable to affiliate	-	300,000

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

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Interest paid	$656,617	$643,893	$1,326,347	$1,313,794
Income taxes paid	296,119	11,816	706,386	44,232
Interest capitalized	308,611	262,151	580,896	532,936

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Based Compensation

The Company records stock based compensation in accordance with the provisions of SFAS No. 123R. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the standard, the Company is no longer able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25. Instead, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at June 30, 2008.

Reclassification

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassification had no effect on net income.

Note 2. Basic and Diluted Net Loss Per Share
       In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Net income (loss)	$141,746	$(161,198)	$(511,453)	$(794,045)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(23,394)	(23,394)
Basic and Diluted Net Income (Loss) Available to Common Shareholders	$130,049	$(172,895)	$(534,847)	$(817,439)

Basic Weighted-Average Common Shares Outstanding	3,509,630	3,656,823	3,500,545	3,637,920
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted Weighted-Average Common Shares Outstanding	3,509,630	3,656,823	3,500,545	3,637,920

Basic Net Income (Loss) Per Common Share	$0.04	$(0.05)	$(0.15)	$(0.22)

Diluted Net Income (Loss) Per Common Share	$0.04	$(0.05)	$(0.15)	$(0.22)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at June 30, 2008 and 2007, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in 2009.

Note 3. Shareholders’ Equity

During the six months ended June 30, 2008, the Company issued 6,000 shares of common stock, valued at $17,376 to employees under the Stock Bonus Plan.  These shares have voting rights and therefore are included in shares outstanding.  The 6,000 shares are contingent upon the recipients being employed by the Company on January 15, 2011.  The $17,376 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $7,536, representing 1,000 shares issued in January 2007 was reversed in the six months ended June 30, 2008 due to the termination of Stock Bonus Plan participants prior to vesting in the shares.  The Company also issued 100,002 restricted common shares valued at the fair value of $300,000 to six former members of First Piggy LLC as partial repayment of a $600,000 note payable to affiliates.

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

           A summary of the non-vested stock under the Stock Bonus Plan at June 30, 2008 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2007	93,000	$7.83
Stock Granted	6,000	2.90
Stock Vested	(26,000)	7.70
Stock Forfeited	(1,000)	7.54
Non-vested at June 30, 2008	72,000	$7.48

Deferred compensation of $42,495 and $88,739 was amortized in the three and six months ended June 30, 2008, respectively.  Unamortized deferred compensation of $186,614 will be amortized over the weighted average remaining term of 1.37 years.  The value of the non-vested stock under the Stock Bonus Plan at June 30, 2008 is $190,080.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Related Party Transactions

During the six months ended June 30, 2008, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 33 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $30,295 was recorded on the sale.  At June 30, 2008, deeds of trust for 642 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,468,345 which is included in notes receivable.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of June 30, 2008.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of June 30, 2008 with Bruno’s capital contributions net of operating losses included as Minority Interests on the accompanying condensed consolidated balance sheets.

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

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC to receive a guarantee fee of 1% of the maximum principal amount under the loan agreements.

Note 6. Commitments and Contingencies

Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Nevada trial court granted the Company’s Motion to Dismiss the Complaint and in April 2008 reaffirmed its decision and awarded that GOLV pay the Company’s attorneys’ fees in the amount of $626,000.  The counterclaims of the Company against the Plaintiffs still remained.  GOLV appealed to the Nevada Supreme Court and, at a mandatory settlement conference in June 2008, the parties agreed to settle the entire matter with prejudice.  The Company dismissed its counterclaims and agreed not to execute the attorneys’ fees judgment among other things.  GOLV dismissed its claims against all Defendants and the pending appeals.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,184 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,127 of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, 191 of which have been annexed into Premiere Vacation Club and 176 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2); which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS 157 that were not postponed by FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.  Adoption of the postponed portions of SFAS 157 is not anticipated to cause a material change in financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which allows an irrevocable election to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis, with unrealized gains and losses recognized currently in earnings. Under SFAS 159, the fair value option may only be elected at the time of initial recognition of a financial asset or financial liability or upon the occurrence of certain specified events. Additionally, SFAS 159 provides that application of the fair value option must be based on the fair value of an entire financial asset or financial liability and not selected risks inherent in those assets or liabilities. SFAS 159 requires that assets and liabilities which are measured at fair value pursuant to the fair value option be reported in the financial statements in a manner that separates those fair values from the carrying amounts of similar assets and liabilities which are measured using another measurement attribute. SFAS 159 also provides expanded disclosure requirements regarding the effects of electing the fair value option on the financial statements. SFAS 159 was effective prospectively for fiscal years beginning after November 15, 2007.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for fiscal years beginning on or after November 15, 2008.  Earlier adoption is encouraged.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

As a percentage of total revenues:
Sales of Vacation Ownership Interests	55.0%	47.6%	55.0%	49.0%
Estimated uncollectible revenue	(2.4)%	(2.1)%	(2.4)%	(2.1)%
Resort operating revenue	40.4%	46.9%	40.0%	46.2%
Interest and finance income	7.0%	7.6%	7.4%	6.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	12.3%	13.9%	13.3%	13.6%
Sales and marketing	71.5%	75.3%	74.6%	75.9%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	16.2%	10.8%	12.1%	10.5%
As a percentage of resort operating revenue:
Cost of resort operations	87.4%	86.5%	90.5%	88.7%
As a percentage of total revenues(1):
General and administrative	11.0%	13.4%	12.9%	14.7%
Depreciation and amortization	3.0%	2.5%	3.1%	2.8%
Total operating income (loss)	7.1%	3.2%	2.0%	(0.2)%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	306	256	567	471
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$17,412	$16,687	$17,690	$17,294
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$21,820	$20,772	$22,183	$22,195

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4) Consists of an aggregate of 446 and 382 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2007 and 2008, respectively and 829 and 730 biennial and annual Vacation Ownership Interests for the six months ended June 30, 2007 and 2008, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three and Six Months Ended June 30, 2007 to the Three and Six Months Ended June 30, 2008

Sales of Vacation Ownership Interests decreased 21.6% or $1,436,341 to $5,210,085 for the three months ended June 30, 2008, from $6,646,426 for the same period in 2007 and decreased 18.1% or $2,271,862 to $10,252,246 for the six months ended June 30, 2008 from $12,524,108 for the same period in 2007.  The decrease reflects reduced sales from the Rancho Mañana and Sedona sales offices due to the closure of the Rancho Mañana sales office in June 2007 and decreased tours in Sedona in large part as a result of major road construction, offset by increased sales at the Tucson sales office due to greater tours in 2008.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 4.2% or $725 to $16,687 for the three months ended June 30, 2008 from $17,412 for the same period in 2007 and decreased 2.2% or $396 to $17,294 for the six months ended June 30, 2008 from $17,690 for the same period in 2007.  The decrease in average sales price is due to a change in the product mix sold, including the introduction in March 2008 of a lower priced product with more limited use features in anticipation of and in response to decreased consumer disposable income due to economic conditions.  The number of Vacation Ownership Interests sold decreased 16.3% from 306 in the three months ended June 30, 2007 to 256 for the same period in 2008 and decreased 16.9% from 567 for the six months ended June 30, 2007 to 471 for the same period in 2008 primarily due to the closure of the Rancho Mañana sales office discussed above and decreased tours at the Sedona sales office.  The three and six months ended June 30, 2008 included 253 and 518 biennial Vacation Ownership Interests (counted as 126.5 and 259 annual Vacation Ownership Interests) compared to 280 and 525 biennial Vacation Ownership Interests (counted as 140 and 262.5 annual Vacation Ownership Interests) in the same period in 2007.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 22.6% to $1,043,817 for the three months ended June 30, 2008 from $1,349,104 for the same period in 2007 and decreased 9.3% to $2,308,236 for the six months ended June 30, 2008 from $2,545,229 for the same period in 2007.  The decrease in 2008 reflects the closure of the Rancho Mañana sales office which provided proximate access to many existing owners in the Phoenix area, offset by increased sales in other offices.  The average sales price per Vacation Ownership Interest sold (including upgrades) decreased 4.8% or $1,048 to $20,772 for the three months ended June 30, 2008 from $21,820 in 2007 and was consistent at $22,195 and $22,183 for the six months ended June 30, 2008 and 2007, respectively.  The decrease for the three months ended June 30, 2008 is due to the combination of the decrease in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above and the reduction in Upgrade revenue.

Resort operating revenue increased 5.2% to $5,368,230 for the three months ended June 30, 2008, from $5,100,514 for the same period in 2007 and increased 6.3% to $10,104,115 for the six months ended June 30, 2008 from $9,506,801 for the same period in 2007.  The increase reflects revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007, as well as increased revenue from Vacation Ownership Interest owners.  Cost of resort operations as a percentage of resort operating revenue decreased from 87.4% to 86.5% for the three months ended June 30, 2008 and decreased from 90.5% to 88.7% for the six months ended June 30, 2008, reflecting the increase in revenue from Vacation Ownership Interest owners.

Interest and finance income decreased 2.1% to $873,181 for the three months ended June 30, 2008 from $891,636 for the same period in 2007 and decreased 14.5% to $1,518,612 for the six months ended June 30, 2008 from $1,775,628 for the same period in 2007, reflecting decreased Customer Note balances, a reduction in notes sold due to decreased sales and a greater portion of Customer Notes being zero-interest one year maturities.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales increased from 12.3% for the three months ended June 30, 2007 to 13.9% for the three months ended June 30, 2008 and increased from 13.3% for the six months ended June 30, 2007 to 13.6% for the six months ended June 30, 2008, due to the introduction in March 2008 of a lower priced product and a decrease in the forecasted average sales price.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 75.3% for the three months ended June 30, 2008 from 71.5% for the same period in 2007 and increased to 75.9% for the six months ended June 30, 2008 from 74.6% for the same period in 2007, reflecting lower average sales prices in the Sedona office net of the closure of the Rancho Mañana sales office in June 2007.

General and administrative expenses increased to 13.4% and 14.7% of total revenue for the three and six months ended June 30, 2008, from 11.0% and 12.9% for the same periods in 2007.  The percentage increases reflect the reduction in total revenue.  The $147,000 increase for the six months ended June 30, 2008 reflects a combination of the general and administrative expense reductions implemented in late 2007 and early 2008, net of certain non-recurring benefits in June 2007, increased legal expenses in 2008 related to the GOLV lawsuit as well as redeployment of certain labor, previously utilized for construction activities and capitalized, to other activities.

Income from land and other, net decreased to $12,448 and $46,178 for the three and six months ended June 30, 2008, respectively from $54,273 and $89,522 for the same periods in 2007.  Included in second quarter 2007 was a gain of $29,327 on the sale of 253,589 shares of GWWI common stock.

Interest expense was comparable at $643,893 and $656,617 and $1,309,717 and $1,326,347 for the three and six months ended June 30, 2008 and 2007, respectively reflecting reductions in rate on variable rate borrowings, net of increased interest bearing obligations.

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the six months ended June 30, 2008 and 2007, cash used in operations was $97,954 and $910,011, respectively.  The decrease in cash used in operations reflects a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend, a smaller amount of cash paid for income taxes in 2008 and a decrease in other assets due to lower escrow balances resulting from the repayment of a note payable using escrow funds in 2007.  These decreases are offset by the larger net loss and resultant income tax benefit, a decrease in accounts payable and a decrease in accrued liabilities due to timing differences in amounts related to homeowner’s associations.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $490,196 and $1,315,880 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in net cash used in investing activities in 2008 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash provided by financing activities in the six months ended June 30, 2008 was $517,395 as compared to net cash used in financing activities of $84,371 in the six months ended June 30, 2007.  The increase in cash provided by financing activities reflects the payment of a dividend and greater purchases of treasury shares in 2007, offset by the repayment in 2008 of a note payable to affiliates.

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

Credit Facilities and Capital

The Company has a financing commitment aggregating $20 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in 2009 and the maturity is in 2013.  At June 30, 2008, approximately $7.6 million was available under this commitment.

The Company’s agreement with a financial institution for a commitment of $30 million, under which the Company sold certain of its Customer Notes expired in June 2008. The agreement provided for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes were sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.

At June 30, 2008 and 2007, the Company had approximately $8.8 million and $11.0 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

In January 2008, the Company amended an existing note payable due March 1, 2008 to extend the maturity date to March 1, 2010.  All other terms remain unchanged.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

In February 2008, the Company amended an existing construction note payable to provide an additional $1.9 million in financing, increase the interest rate by 1.0% to 10.0% per year and extend the maturity date to February 2013.

In March 2008, the Company amended its existing commitment pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  The amendment extends the borrowing period through December 2009, extends the maturity date to 2013 and decreases the maximum borrowing amount to $20.0 million.

In May 2008, the Company amended an existing line of credit with a borrowing limit of $1.0 million to extend the maturity date to August 30, 2008.

In June 2008, the Company amended an existing line of credit with a borrowing limit of $1,750,000 to extend the maturity date to September 30, 2008.

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

Off-Balance Sheet Arrangements

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC to receive a guarantee fee of 1% of the maximum principal amount under the loan agreements.

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of June 30, 2008.  The Company also sells consumer notes with recourse.  The Company has no other significant contractual obligations or commercial commitments either on or off-balance sheet as of this date, except as described below and in the Off-Balance Sheet Arrangements section above.

Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$37,948,000	$10,870,000	$8,923,000	$16,026,000	$2,129,000
Capital Lease Obligations	272,000	60,000	135,000	77,000	-
Operating Leases	15,497,000	1,881,000	2,956,000	2,133,000	8,527,000
Agreement to purchase VOI's	44,000	44,000	-	-	-
Total	$53,761,000	$12,855,000	$12,014,000	$18,236,000	$10,656,000

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2008.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at June 30, 2008, then based on the $20.5 million balance of variable rate debt at June 30, 2008, interest expense would increase or decrease by approximately $205,000 (before income taxes) per annum.

Item 4T.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

Part II

Item 1.      Legal Proceedings

In October 2005, The Greens of Las Vegas, Inc. (“GOLV”) filed suit against the Company, VCA-Nevada (“VCA-NV”), Greens Worldwide Incorporated (“GWWI”) and all of the directors of GWWI from 2003 to the present.  GOLV alleged that the Company interfered with prospective advantages between GOLV and third parties, interfered with contracts between GOLV and VCA-NV, fraud, unjust enrichment and civil conspiracy.  All Defendants answered the Complaint on March 16, 2006 and asserted various counterclaims.  In February 2008, the Nevada trial court granted the Company’s Motion to Dismiss the Complaint and in April 2008 reaffirmed its decision and awarded that GOLV pay the Company’s attorneys’ fees in the amount of $626,000.  The counterclaims of the Company against the Plaintiffs still remained.  GOLV appealed to the Nevada Supreme Court and, at a mandatory settlement conference in June 2008, the parties agreed to settle the entire matter with prejudice.  The Company dismissed its counterclaims and agreed not to execute the attorneys’ fees judgment among other things.  GOLV dismissed its claims against all Defendants and the pending appeals.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.   Risk Factors

The description of the risk factor labeled THE COMPANY MAY BE SUBJECT TO LITIGATION WHICH COULD CAUSE IT TO INCUR SIGNIFICANT EXPENSES which was disclosed in the Company’s form 10-K for the year ended December 31, 2007 should be deleted due to the settlement of the litigation with GOLV and replaced with the following:  We encounter litigation in our normal course of business.  Responding to litigation claims could be costly and time consuming and divert management’s attention from other business issues.

There are no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

April 1, 2008 -April 30, 2008	-	-	-	-

May 1, 2008 - May 31, 2008	800	$3.09	800	749,200

June 1, 2008 - June 30, 2008	-	-	-	749,200
Total	800	$3.09	800	749,200

On May 13, 2008 the Company announced that it had received board of director approval to repurchase up to 750,000 shares of common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On Wednesday, June 18, 2008, the Company held its Annual Meeting of Shareholders. At this meeting, the Shareholders were asked to vote on the following proposal:

To elect nine (9) directors to serve until the next annual meeting of Shareholders of the Company, or until their successors are duly elected and qualified.

The voting results were as follows:

Nominees recommended in the Proxy Statement:

	Votes For	Votes Against	Votes Withheld
Steven R. Chanen	3,085,702	0	35,566
Wayne M. Greenholtz	3,085,311	0	35,956
Joseph P. Martori	2,744,072	0	377,195
Joseph P. Martori, II	2,728,379	0	392,889
Patrick J. McGroder III	3,086,281	0	34,987
James W. Myers	3,086,277	0	34,990
Nancy J. Stone	2,728,830	0	392,438
Steven A. White	3,069,894	0	51,374
Edward S. Zielinski	2,730,373	0	390,895

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

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

       Date:  As of August 13, 2008