Form 10-Q
period 2008-09-30
ILX RESORTS INC
filed 2008-11-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2008	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016
(Address of principal executive offices)

Registrant's telephone number, including area code 602-957-2777

_____________________________________
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.   ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, without par value	3,642,204 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2007	2008
ASSETS
Cash and cash equivalents, including restricted cash of $101,113 and $0, respectively	$3,332,922	$2,888,260
Notes receivable, net of allowance for uncollectible notes
of $3,801,902 and $2,405,197, respectively	35,369,404	19,860,710
Resort property held for Vacation Ownership Interest sales	18,655,976	24,598,069
Resort property under development	4,659,865	1,269,445
Land held for sale	585,511	586,681
Property and equipment, net	20,003,338	20,130,853
Other assets	2,611,469	2,672,854
Deferred tax asset	-	1,663,874

TOTAL ASSETS	$85,218,485	$73,670,746

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,409,993	$1,363,283
Accrued expenses and other liabilities	3,784,582	3,967,527
Income tax payable	44,232	-
Notes payable	37,353,072	37,925,323
Note payable affiliate	600,000	-
Deferred income taxes	3,830,318	-

TOTAL LIABILITIES	47,022,197	43,256,133

MINORITY INTERESTS	2,032,716	1,994,151

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,477,257 and 5,580,259 shares issued and outstanding, respectively	29,018,839	29,322,887
Treasury stock, at cost, 1,925,496 and 1,938,055 shares, respectively	(9,973,257)	(10,000,210)
Additional paid-in capital	59,435	59,435
Deferred compensation	(265,513)	(136,645)
Retained earnings	16,577,403	8,428,330
TOTAL SHAREHOLDERS' EQUITY	36,163,572	28,420,462

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,218,485	$73,670,746

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
REVENUES:
Sales of Vacation Ownership Interests	$6,134,279	$4,936,013	$19,228,836	$15,657,867
Estimated uncollectible revenue	(268,648)	(14,765,160)	(839,097)	(15,234,768)
Resort operating revenue	5,324,324	5,188,714	14,831,125	15,292,829
Interest and finance income	890,162	522,259	2,665,790	2,040,871
Total revenues	12,080,117	(4,118,174)	35,886,654	17,756,799

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold (recovered)	754,658	(2,641,944)	2,419,608	(1,242,527)
Cost of resort operations	4,656,385	4,589,281	13,262,044	13,553,999
Sales and marketing	4,495,338	3,626,697	13,839,827	11,404,765
General and administrative	1,616,566	1,694,664	4,679,529	4,904,364
Depreciation and amortization	359,101	274,120	1,103,107	882,575

Total cost of sales and operating expenses	11,882,048	7,542,818	35,304,115	29,503,176

Timeshare and resort operating income (loss)	198,069	(11,660,992)	582,539	(11,746,377)

Income from land and other, net (including Related Party)	(14,364)	9,115	75,158	55,293

Total operating income (loss)	183,705	(11,651,877)	657,697	(11,691,084)

Interest expense	(687,223)	(663,184)	(2,013,570)	(1,972,901)

Loss before income taxes and minority interest	(503,518)	(12,315,061)	(1,355,873)	(13,663,985)

Income tax benefit	193,161	4,960,508	534,063	5,489,872

Loss before minority interest	(310,357)	(7,354,553)	(821,810)	(8,174,113)

Minority interest in loss of consolidated subsidiary	20,616	13,050	20,616	38,565

NET LOSS	$(289,741)	$(7,341,503)	$(801,194)	$(8,135,548)

NET LOSS PER SHARE:
Total Basic net loss per share	$(0.09)	$(2.01)	$(0.24)	$(2.24)

Total Diluted net loss per share	$(0.09)	$(2.01)	$(0.24)	$(2.24)

DIVIDENDS PER SHARE	$0.125	$-	$0.375	$-

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(801,194)	$(8,135,548)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of property and equipment	394	683
Gain of sale of investment in common stock	(29,327)	-
Minority interest in net loss	(20,616)	(38,565)
Income tax benefit	(534,063)	(5,489,872)
Estimated uncollectible revenue	839,097	15,234,768
Depreciation and amortization	1,103,107	882,575
Amortization of deferred compensation	193,317	132,916
Change in assets and liabilities:
Decrease in notes receivable, net	398,971	273,926
Increase in resort property held for Vacation Ownership Interest sales	(1,786,826)	(5,942,093)
(Increase) decrease in resort property under development	(1,509,998)	3,390,420
Increase in land held for sale	(10,174)	(1,170)
Increase in other assets	(675,555)	(195,038)
Increase (decrease) in accounts payable	254,102	(46,710)
Increase in accrued and other liabilities	1,864,037	182,945
Decrease in deferred income taxes	(18,760)	(4,320)
Decrease in income taxes payable	(530,627)	(44,232)

Net cash (used in) provided by operating activities	(1,264,115)	200,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,869,279)	(877,120)
Proceeds from sale of investment in common stock	29,327	-
Proceeds from sale of other assets	100,000	-
Proceeds from sale of property and equipment	11,383	-
Assumption of First Piggy LLC membership interests	-	33,263

Net cash used in investing activities	(1,728,569)	(843,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	9,752,804	9,188,944
Principal payments on notes payable	(8,702,372)	(8,616,693)
Principal payment on note payable to affiliate	-	(300,000)
Preferred stock dividends	(46,788)	(46,788)
Acquisition of treasury stock	(357,090)	(26,953)
Common stock dividend	(786,352)	-

Net cash (used in) provided by financing activities	(139,798)	198,510

DECREASE IN CASH AND CASH EQUIVALENTS	(3,132,482)	(444,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,583,721	3,332,922
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,451,239	$2,888,260

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Value of dividend shares issued under DRIP plan	$712,433	$-
Deferred compensation resulting from unvested common stock issuance	267,648	4,048
Assets acquired through capital lease	406,205	-
Note receivable issued for sale of property and equipment	700,000	-
Common stock issued to repay portion of note payable to affiliate	-	300,000

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

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Interest paid	$687,223	$663,184	$2,013,570	$1,976,978
Income taxes paid	-	4,320	706,386	48,552
Interest capitalized	399,752	245,778	980,648	778,714

Stock Based Compensation

The Company records stock based compensation in accordance with the provisions of SFAS No. 123R. SFAS No. 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the standard, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations. The Company had no unvested options at September 30, 2008.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2. Notes Receivable, Net

During the third quarter of 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 million and a reduction in cost of Vacation Ownership Interests owned in the amount of $3,281,615, the “allowance adjustment,” to record the reduction in its expectation of collectability of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectability is based upon recent economic, financial and credit conditions.

            Notes receivable consist of the following:

	December 31,	September 30,
	2007	2008
Vacation Ownership Interest notes receivable	$35,049,568	$18,682,535
Holdbacks by financial institutions	2,584,131	2,174,484
Other receivables	1,537,607	1,408,888
Allowance for possible credit losses	(3,801,902)	(2,405,197)
	$35,369,404	$19,860,710

            The following summarizes activity in the allowance for possible credit losses for the twelve and nine month periods ended:

	December 31,	September 30,
	2007	2008
Beginning balance	$4,265,108	$3,801,902
Estimated uncollectible revenue	1,100,556	15,234,768
Amounts written off	(1,563,762)	(16,631,473)
Ending balance	$3,801,902	$2,405,197

Note 3. Basic and Diluted Net Loss Per Share

            In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Net loss	$(289,741)	$(7,341,503)	$(801,194)	$(8,135,548)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(35,091)	(35,091)
Basic and Diluted Net Loss Available to Common Shareholders	$(301,438)	$(7,353,200)	$(836,285)	$(8,170,639)

Basic Weighted-Average Common Shares Outstanding	3,530,014	3,652,820	3,510,476	3,642,941
Effect of dilutive securities:
Stock options	-	-	-	-
Diluted Weighted-Average Common Shares Outstanding	3,530,014	3,652,820	3,510,476	3,642,941

Basic Net Loss Per Common Share	$(0.09)	$(2.01)	$(0.24)	$(2.24)

Diluted Net Loss Per Common Share	$(0.09)	$(2.01)	$(0.24)	$(2.24)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at September 30, 2008 and 2007, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Shareholders’ Equity

During the nine months ended September 30, 2008, the Company issued 6,000 shares of common stock, valued at $17,376 to employees under the Stock Bonus Plan.  These shares have voting rights and therefore are included in shares outstanding.  The 6,000 shares are contingent upon the recipients being employed by the Company on January 15, 2011.  The $17,376 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in deferred compensation on the condensed consolidated balance sheet.  Deferred compensation of $13,328, representing 3,000 shares issued in January 2007 and 2008 was reversed in the nine months ended September 30, 2008 due to the termination of Stock Bonus Plan participants prior to vesting in the shares.  The Company also issued 100,002 restricted common shares valued at the fair value of $300,000 to six former members of First Piggy LLC as partial repayment of a $600,000 note payable to affiliates.

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

Note 5.  Share Based Compensation

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

            A summary of the non-vested stock under the Stock Bonus Plan at September 30, 2008 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2007	93,000	$7.83
Stock Granted	6,000	2.90
Stock Vested	(26,000)	7.70
Stock Forfeited	(3,000)	4.44

Non-vested at September 30, 2008	70,000	$7.61

Deferred compensation of $44,177 and $132,916 was amortized in the three and nine months ended September 30, 2008, respectively.  Unamortized deferred compensation of $136,645 will be amortized over the weighted average remaining term of 1.18 years.  The value of the non-vested stock under the Stock Bonus Plan at September 30, 2008 is $104,300.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Related Party Transactions

During the nine months ended September 30, 2008, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 33 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  A gain of $30,295 was recorded on the sale.  At September 30, 2008, deeds of trust for 623 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,408,888 which is included in notes receivable.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of September 30, 2008.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of September 30, 2008 with Bruno’s capital contributions net of operating losses included as Minority Interests on the accompanying condensed consolidated balance sheets.

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

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of September 30, 2008 are $350,000.

Note 7. Profit Sharing Plan

On October 1, 2008, the Board of Directors of the Company voted to terminate the ILX Resorts Incorporated Profit Sharing Plan effective September 15, 2008.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Commitments and Contingencies

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should,” “believes” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Such statements are subject to substantial risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the risks and uncertainties set forth below.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of eight resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  One of the resorts in Arizona is not at this time registered with the Arizona Department of Real Estate nor is being marketed for sale as Vacation Ownership Interests, and is operated under a long-term lease arrangement.  The Company also owns 2,233 Vacation Ownership Interests in a resort in Las Vegas, Nevada, all of which have been annexed into Premiere Vacation Club, 193 Vacation Ownership Interests in a resort in Pinetop, Arizona, all of which have been annexed into Premiere Vacation Club and 175 Vacation Ownership Interests in a resort in Phoenix, Arizona, 174 of which have been annexed into Premiere Vacation Club.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

Non-GAAP Financial Measures

The following table of certain operating information for the Company is presented with information both inclusive and exclusive of an adjustment to increase the allowance for uncollectible notes and write-off certain Customer Notes in the third quarter of 2008.  See a discussion below of the allowance adjustment.  In presenting these comparative operating results, the Company has included a column which excludes the effect of the allowance adjustment as the Company believes this information is reflective of the Company’s operations for the three and nine months ended September 30, 2008.  The following comparison of the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2007 is based on the results prior to the allowance adjustment.

		Three Months Ended				Nine Months Ended
		September 30,				September 30,
		2008	2008			2008	2008
		Prior to	Allowance			Prior to	Allowance
	2007	Adjustment	Adjustment	2008	2007	Adjustment	Adjustment	2008

As a percentage of total revenues:
Sales of Vacation Ownership Interests	50.8%	47.3%		(119.8)%	53.6%	48.5%		88.2%
Estimated uncollectible revenue	(2.2)%	(2.0)%	360.5%	358.5%	(2.3)%	(2.1)%	(83.7)%	(85.8)%
Resort operating revenue	44.1%	49.7%		(126.0)%	41.3%	47.3%		86.1%
Interest and finance income	7.3%	5.0%		(12.7)%	7.4%	6.3%		11.5%
Total revenues	100.0%	100.0%		100.0%	100.0%	100.0%		100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold (recovered)	12.9%	13.6%	(34.1)%	(26.9)%	13.2%	13.6%	(296.1)%	(293.7)%
Sales and marketing	76.6%	76.8%		36.9%	75.3%	76.2%		(2695.5)%
Contribution margin percentage from sale of Vacation Ownership Interests (2)	10.5%	9.6%		(110.0)%	11.6%	10.2%		(2301.9)%
As a percentage of resort operating revenue:
Cost of resort operations	87.5%	88.4%		88.4%	89.4%	88.6%		88.6%
As a percentage of total revenues(1):
General and administrative	13.4%	16.2%		41.1%	13.0%	15.2%		27.6%
Depreciation and amortization	3.0%	2.6%		6.7%	3.1%	2.7%		5.0%
Total operating income (loss)	1.5%	(3.7)%		(282.9)%	1.8%	(2.4)%		(65.8)%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	244	207		207	810	678		678
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (4)	$17,976	$16,845		$16,845	$17,776	$17,157		$17,157
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (4)	$24,432	$23,281		$23,281	$22,859	$22,526		$22,526

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4) Consists of an aggregate of 364 and 329 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2007 and 2008, respectively and 1,193 and 1,059 biennial and annual Vacation Ownership Interests for the nine months ended September 30, 2007 and 2008, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three and Nine Months Ended September 30, 2007 to the Three and Nine Months Ended September 30, 2008

During the third quarter of 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 million and a reduction in cost of Vacation Ownership Interests owned in the amount of $3,281,615, the “allowance adjustment”, to record the reduction in its expectation of collectability of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectability is based upon recent economic, financial and credit conditions.

Sales of Vacation Ownership Interests exclusive of the allowance adjustment discussed above decreased 19.5% or $1,145,346 to $4,720,285 for the three months ended September 30, 2008, from $5,865,631 for the same period in 2007 and decreased 18.6% or $3,417,208 to $14,972,531 for the nine months ended September 30, 2008 from $18,389,739 for the same period in 2007.  The decrease reflects reduced sales from the Rancho Mañana and Sedona sales offices due to the closure of the Rancho Mañana sales office in June 2007 and decreased tours in Sedona in large part as a result of major road construction, offset by increased sales at the Tucson sales office due to greater tours in 2008.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 6.3% or $1,131 to $16,845 for the three months ended September 30, 2008 from $17,976 for the same period in 2007 and decreased 3.5% or $619 to $17,157 for the nine months ended September 30, 2008 from $17,776 for the same period in 2007.  The decrease in average sales price is due to a change in the product mix sold, including the introduction in March 2008 of a lower priced product with more limited use features in anticipation of and in response to decreased consumer disposable income due to economic conditions.  The number of Vacation Ownership Interests sold decreased 15.2% from 244 in the three months ended September 30, 2007 to 207 for the same period in 2008 and decreased 16.3% from 810 for the nine months ended September 30, 2007 to 678 for the same period in 2008 primarily due to the closure of the Rancho Mañana sales office discussed above and decreased tours at the Sedona sales office.  The three and nine months ended September 30, 2008 included 245 and 763 biennial Vacation Ownership Interests (counted as 122.5 and 381.5 annual Vacation Ownership Interests) compared to 241 and 766 biennial Vacation Ownership Interests (counted as 120.5 and 383 annual Vacation Ownership Interests) in the same period in 2007.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 15.5% to $1,328,976 for the three months ended September 30, 2008 from $1,572,193 for the same period in 2007 and decreased 11.7% to $3,637,212 for the nine months ended September 30, 2008 from $4,117,422 for the same period in 2007.  The decrease in 2008 reflects the closure of the Rancho Mañana sales office which provided proximate access to many existing owners in the Phoenix area, offset by increased sales in other offices.  The average sales price per Vacation Ownership Interest sold (including upgrades) decreased 4.7% or $1,151 to $23,281 for the three months ended September 30, 2008 from $24,432 in 2007 and decreased 1.5% or $333 to $22,526 for the three months ended September 30, 2008 from $22,859 in 2007.  The decrease for the three and nine months ended September 30, 2008 is due to the combination of the decrease in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above and the reduction in Upgrade revenue.

Resort operating revenue decreased 2.5% to $5,188,714 for the three months ended September 30, 2008, from $5,324,324 for the same period in 2007 and increased 3.1% to $15,292,829 for the nine months ended September 30, 2008 from $14,831,125 for the same period in 2007.  The decrease for the three months ended September 30, 2008 reflects decreased occupancy at certain of the Company’s Sedona resorts.  The increase for the nine months ended September 30, 2008 reflects revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007, as well as increased revenue from Vacation Ownership Interest owners.  Cost of resort operations as a percentage of resort operating revenue increased from 87.5% to 88.4% for the three months ended September 30, 2008 and decreased from 89.4% to 88.6% for the nine months ended September 30, 2008.  The increase for the three months ended September 30, 2008 is due to the decreased occupancy discussed above.  The decrease for the nine months ended September 30, 2008, reflects the increase in revenue from Vacation Ownership Interest owners.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Interest and finance income decreased 41.3% to $522,259 for the three months ended September 30, 2008 from $890,162 for the same period in 2007 and decreased 23.4% to $2,040,871 for the nine months ended September 30, 2008 from $2,665,790 for the same period in 2007, reflecting decreased Customer Note balances, a reduction in notes sold at a premium due to decreased sales and the expiration of the agreement in June 2008 with a financial institution to sell Customer Notes and a greater portion of Customer Notes being zero-interest one year maturities.

Cost of Vacation Ownerships recovered of $3,281,615 was recorded in the third quarter of 2008 in conjunction with the write off of consumer notes receivable discussed above.

Cost of Vacation Ownership Interests sold exclusive of the Vacation Ownerships recovered as a percentage of Vacation Ownership Interest sales increased from 12.9% for the three months ended September 30, 2007 to 13.6% for the three months ended September 30, 2008 and increased from 13.2% for the nine months ended September 30, 2007 to 13.6% for the nine months ended September 30, 2008, due to the introduction in March 2008 of a lower priced product and a decrease in the forecasted average sales price.

Sales and marketing as a percentage of sales of Vacation Ownership Interests was consistent at 76.8% and 76.6% for the three months ended September 30, 2008 and 2007, respectively and increased to 76.2% for the nine months ended September 30, 2008 from 75.3% for the same period in 2007.  The increase for the nine months ended September 30, 2008 reflects lower average sales prices in the Sedona office net of the closure of the Rancho Mañana sales office in June 2007.

General and administrative expenses increased to 16.2% and 15.2% of total revenue for the three and nine months ended September 30, 2008, from 13.4% and 13.0% for the same periods in 2007.  The percentage increases reflect the reduction in total revenue.  The $225,000 increase for the nine months ended September 30, 2008 reflects a combination of the general and administrative expense reductions implemented in late 2007 and early 2008, net of certain non-recurring benefits in June 2007, expense for an allowance on a receivable amount from a third party, as well as redeployment of certain labor, previously utilized for construction activities and capitalized, to other activities.

Income from land and other, net increased to $9,115 for the three months ended September 30, 2008 from a loss of $14,364 for the three months ended September 30, 2007 and decreased to $55,293 for the nine months ended September 30, 2008 from $75,158 for the same period in 2007.  The increase for the three months ended September 30, 2008 is the result of increased net revenue from the Company’s Sedona Spa retail operations.  The decrease for the nine months ended September 30, 2008 results from the second quarter 2007 gain of $29,327 on the sale of 253,589 shares of a third party’s common stock.

Interest expense decreased 3.5% to $663,184 for the three months ended September 30, 2008 from $687,223 for the same period in 2007 and decreased 2.0% to $1,972,901 for the nine months ended September 30, 2008 from $2,013,570 for the same period in 2007.  The decrease for the three and nine months ended September 30, 2008 reflects reductions in rate on variable rate borrowings, net of increased interest bearing obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Liquidity and Capital Resources

Sources of Cash

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), from the financing of Customer Notes from such sales and from resort operations.  For the nine months ended September 30, 2007, cash used in operations was $1,264,115 as compared to cash provided by operations of $200,685 for the nine months ended September 30, 2008.  The decrease in cash used in operations reflects an increase in estimated uncollectible revenue due to the increased allowance for and write off of Customer Notes, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend, a smaller amount of cash paid for income taxes in 2008 and a decrease in other assets due to lower escrow balances resulting from the repayment of a note payable using escrow funds in 2007.  These decreases are offset by the larger net loss and resultant income tax benefit, a decrease in accounts payable and a decrease in accrued liabilities due to timing differences in amounts related to homeowner’s associations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $843,857 and $1,728,569 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in net cash used in investing activities in 2008 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash provided by financing activities in the nine months ended September 30, 2008 was $198,510 as compared to net cash used in financing activities of $139,798 in the nine months ended September 30, 2007.  The increase in cash provided by financing activities reflects the payment of a dividend and greater purchases of treasury shares in 2007, offset by the repayment in 2008 of a note payable to affiliates.

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

Credit Facilities and Capital

The Company has a financing commitment in the amount of $20 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in December 2009 and the maturity is in 2013.  At September 30, 2008, approximately $7.2 million was available under this commitment.

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

At September 30, 2008 and 2007, the Company had approximately $7.7 million and $10.4 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa, VCA–South Bend and VCA–Tucson.

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

Also during the first nine months of 2008, the Company amended an existing line of credit with a borrowing limit of $1.0 million to extend the maturity date to November 28, 2008 and amended an existing line of credit with a borrowing limit of $1,750,000 to extend the maturity date to September 30, 2009.

In the future, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as dictated by market conditions.  While the Company has maintained good relationships with its lenders and will seek renewal or replacement of existing lines upon their maturity, there is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels, at the same or comparable terms, or that the Company will be able to maintain its current level of debt.  The Company may negotiate with additional lenders to supplement its existing credit facilities.

The Company believes anticipated borrowings under existing or proposed credit facilities, together with anticipated cash generated from operations, will be sufficient to meet the Company’s liquidity, operating and capital requirements for the near term. To the extent the Company is not successful in maintaining or replacing existing financings, it would have to curtail operations or sell assets, thereby having a material adverse effect on results of operations, cash flows, and financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Off-Balance Sheet Arrangements

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements. The amounts outstanding under the loan agreements as of September 30, 2008 are $350,000.

Contractual Cash Obligations and Commercial Commitments

The following table presents the Company’s contractual cash obligations and commercial commitments as of September 30, 2008.  The Company also sold consumer notes with recourse through June 2008.  The Company has no other significant contractual obligations or commercial commitments either on or off-balance sheet as of this date, except as described below and in the Off-Balance Sheet Arrangements section above.

	Payments Due by Period
Contractual Cash Obligations	Total	< 1 Year	1-3 Years	4-5 Years	> 5 Years
Long-term Debt	$37,668,000	$10,496,000	$9,295,000	$15,858,000	$2,019,000
Capital Lease Obligations	257,000	61,000	138,000	58,000	-
Operating Leases	15,009,000	1,841,000	2,815,000	2,077,000	8,276,000
Agreement to purchase VOI's	44,000	44,000	-	-	-
Total	$52,978,000	$12,442,000	$12,248,000	$17,993,000	$10,295,000

Seasonality

The Company’s revenues are moderately seasonal with the volume of ILX owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters.  Also impacting revenues are economic downturns, gasoline prices, inclement weather, forest fires, gasoline prices and other unforeseen natural disasters.  As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company’s operating results to fluctuate.

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2008.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at September 30, 2008, then based on the $20.2 million balance of variable rate debt at September 30, 2008, interest expense would increase or decrease by approximately $202,000 (before income taxes) per annum.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 4T.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

There are no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007 and the Form 10-Q for the six months ended June 30, 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

July 1, 2008 - July 31, 2008	-	-	-	-

August 1, 2008 - August 31, 2008	3,400	$2.18	3,400	745,800

September 1, 2008 - September 30, 2008	8,359	$2.04	8,359	737,441

Total	11,759	$2.08	11,759	737,441

On May 13, 2008 the Company announced that it had received board of director approval to repurchase up to 750,000 shares of common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

(i)	Exhibits

Exhibit No.	Description

31	CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32	CERTIFICATION PURSUANT TO 18 U.S.C. § 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  As of November 13, 2008