Form 10-K
period 2008-12-31
ILX RESORTS INC
filed 2009-03-31
CIK 819551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.                                                                                                             ☐  Yes                   ☒  No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 24, 2009
Common Stock, without par value	3,635,877 shares

At June 30, 2008, the aggregate market value of Registrant’s common shares held by non-affiliates, based upon the closing price at such date, was approximately $4.3 million.

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel, general economic conditions, government and regulatory actions, the impact of our announcement of our voluntary filing under Chapter 11 of the United States Bankruptcy Code, the ability to continue as a going concern, the ability to obtain court approval of our motions in the Chapter 11 proceedings, our ability to develop, pursue, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases, our ability to obtain and maintain normal terms with vendors and service providers and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Chapter 11 Bankruptcy Filings

On March 2, 2009 (the “Petition Date”), ILX Resorts Incorporated (“ILX” or the “Company”) and fifteen of its subsidiaries and limited liability companies (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (“the Bankruptcy Court”).  The cases are being jointly administered under Case Number 2:09-BK-03594-RTB.  The Company cannot provide any assurance as to what values, if any, will be ascribed in the bankruptcy proceedings to various pre-petition liabilities, common stock and other securities. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. Trading of the Company’s common stock on the NYSE AMEX exchange was suspended on March 2, 2009 and the stock was subsequently delisted on March 13, 2009.

Chapter 11 Process

The Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court.  In general, as debtors in possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court.

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral for a period of 120 days.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.  The Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Vendors are being paid for goods and services provided after the Petition Date in the ordinary course of business.  Under the Bankruptcy Code, the Company may assume or reject certain unexpired leases subject to the Bankruptcy Court and certain other conditions.  As of the filing date of this Form 10-K, the Debtors have filed motions to reject six operating leases.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan.    There can be no assurance at this time that the Company will be able to restructure as a going concern or that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Item 1.  Business

The Company

ILX is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of the unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land in the early development stages in Puerto Peñasco, Mexico and Sedona, Arizona (collectively, the “ILX resorts”).  The Company also holds 2,241 weeks at the Carriage House in Las Vegas, Nevada, 174 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona and 194 weeks in the Roundhouse Resort in Pinetop, Arizona.

At December 31, 2008, the ILX resorts represented an aggregate of 630 units and 33,273 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 194 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 2,233 weeks in the Carriage House in Las Vegas, Nevada, and 174 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.  The 630 units include the Los Abrigados Lodge which was operated under a long-term lease that was rejected as part of the Chapter 11 proceedings discussed above.  The 33,273 sold and unsold Vacation Ownership Interests exclude the Los Abrigados Lodge.  The Company also holds additional interests, which consisted, at December 31, 2008, of an aggregate of approximately 19 Vacation Ownership Interests in destination resorts owned by others and located in California, Mexico and Nevada (collectively, the “Additional Interests”), including 8 in the Carriage House which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2008, the Company increased the number of ILX resorts from two to ten (excluding the Roundhouse Resort, the Carriage House, Scottsdale Camelback Resort and Los Abrigados Lodge), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 33,292 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House, the Scottsdale Camelback Resort Vacation Ownership Interests and the Additional Interests).  The Company’s total revenues, excluding estimated uncollectible revenue, increased from $6.1 million in 1991 to $42.8 million in 2008.  During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices and/or terms because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and undervalued Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (186 units including the adjacent Celebrity House and the Winner’s Circle suites), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Premiere Vacation Club at Bell Rock in the Village of Oak Creek near Sedona, Arizona (85 units), Rancho Mañana Resort in Cave Creek, Arizona (14 units), Premiere Vacation Club at the Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 2,241 Vacation Ownership Interests at the Carriage House in Las Vegas, Nevada, the 194 Vacation Ownership Interests at the Roundhouse Resort in Pinetop/Lakeside, Arizona and the 174 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

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

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2007 study developed for Interval International (“II”), from data collected for the YPB&R/Yankelovich Partners Inc. 2007 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal or rental automobile with 86% using their personal or rental automobile on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  This belief is confirmed in the previously noted II study that indicates 67% of prospective timeshare buyers took a weekend trip in the last 12 months. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2008, the Company operated ten resorts consisting of 616 units and held 7,873 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club and exclusive of interests recovered through the write off of certain notes receivable.  Third parties operate the Rancho Mañana Resort, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at selected ILX resorts.

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

During 2008, the Company sold 1,342 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 1,561 during 2007.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $15,606 for an annual interest and $8,935 for a biennial interest, resulting in a weighted average price of $16,895 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2008 and $15,909 for an annual interest and $9,874 for a biennial interest, resulting in a weighted average price of $17,721 during the year ended December 31, 2007.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; a different ILX resort; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2008, the Company had an existing inventory of 7,873 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club but excluding interests recovered through the write off of certain notes receivable).

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

WE MAY NOT BE ABLE TO FINANCE OUR GROWTH. We intend to selectively acquire and develop new vacation ownership resorts and may continue to expand our existing resorts. Our plans include the: development of approximately 22 acres of land in Sedona, adjacent to our Los Abrigados Resort, to be known as The Villages at Legacy Park (“Legacy Park”) and approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  Acquiring and developing new resorts, Legacy Park and Puerto Peñasco will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include, but are not limited to, the following:

•	construction costs or delays may exceed original estimates, which could make the development or expansion uneconomical or unprofitable;

•	sales of Vacation Ownership Interests or other revenue from newly completed facilities may not be sufficient to make the resort or development profitable;

•	financing may not be available on terms favorable for development of a project, if at all; and

•	financing may not be available on terms favorable for the continued sales of Vacation Ownership Interests, if at all.

We project that development of land in the planning stages (including Legacy Park), may cost in excess of $40 million.  We cannot provide assurance that adequate financing for this or other future development projects will be available on terms and conditions favorable to our company, if at all.  Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company, if at all. Factors that could affect our access to the capital markets, or the cost of such capital, include the following:

•	condition of the capital markets,

•	changes in interest rates,

•	general economic conditions,

•	the threat of war or terrorist activities,

•	our voluntary filing of Chapter 11 under the United States Bankruptcy Code

•	the perception in the capital markets of the vacation ownership industry, our business, and our business prospects,

•	our results of operations, and

•	the amount of debt we have outstanding and our financial condition.

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

WE MAY FACE A VARIETY OF RISKS WHEN WE EXPAND OUR RESORTS. Our growth strategy includes the expansion of the number of units at our resorts, when appropriate. Risks associated with such expansion include, but are not limited to, the following:

•	construction costs may exceed original estimates, which could make the expansion uneconomical;

•	we may not complete construction or conversion as scheduled, which could result in delayed recognition of revenue and increased interest expense;

•	we may be delayed in obtaining, or we may not be able to obtain, applicable governmental permits and authorizations;

•	we may not be able to obtain necessary financing on favorable terms, if at all, and;

•	market demand may not be sufficient to make such expansion profitable.

Accordingly, we cannot provide assurance that we will complete any expansion of our resorts or, if completed, that such expansion will be profitable.

WE MAY FACE ADDITIONAL RISKS AS WE EXPAND INTO NEW MARKETS.  Our growth strategy consists of acquiring and developing additional convenient access resorts and Varsity Clubs in the western United States and Mexico, including markets in which we currently do not have an ILX resort or conduct any sales or marketing activities. Our prior success in the geographic locations in which we currently operate does not ensure our continued success as we acquire, develop or operate future resorts or Varsity Clubs. Accordingly, in connection with expansion into new markets, we may be exposed to a number of risks, including, but not limited to, the following:

•	our lack of familiarity and understanding of local consumer preferences;

•	our inability to attract, hire, train, and retain additional sales, marketing, and resort staff at competitive costs;

•	our inability to obtain, or to obtain in a timely manner, necessary permits and approvals from state and local government agencies and qualified construction services at acceptable costs;

•	our inability to capitalize on new marketing relationships and development agreements,

•	our inability to obtain registration for sales and marketing purposes from state and local regulatory agencies; and

•	the uncertainty involved in, and additional costs associated with, marketing Vacation Ownership Interests prior to completion of marketed units.

OUR PRACTICE OF FINANCING CUSTOMER BORROWINGS EXPOSES US TO LIQUIDITY RISKS.

We finance approximately 50% of our overall sales of Vacation Ownership Interests. Although we conduct credit pre-approval due diligence with respect to each financed sale, there are significant risks associated with such transactions, including those set forth below.

WE COULD INCUR SUBSTANTIAL LOSSES IF PURCHASERS OF VACATION OWNERSHIP INTERESTS DEFAULT ON THEIR OBLIGATIONS TO PAY THE BALANCE OF THE PURCHASE PRICE.  We require purchasers to make a down payment of at least 10% of the aggregate purchase price of the Vacation Ownership Interest, plus the cost of any incentives given at the time of sale, and to deliver a promissory note to us for the balance. Although we conduct credit pre-approval due diligence with respect to each purchaser, we bear the risk of default associated with customer notes that we retain and those that we sold with recourse to our company. If a buyer of a Vacation Ownership Interest defaults, we generally will pursue collection remedies to the extent legally permitted. Although in many cases we may have recourse against a buyer for the unpaid purchase price, certain states, including Arizona and Indiana, have laws that limit our ability to recover personal judgments against customers who have defaulted on their loans. If we are unable to collect the defaulted amount, we generally deed back or foreclose on and then remarket the recovered Vacation Ownership Interest. Irrespective of our remedy in the event of a default, we cannot recover the marketing, selling, and administrative costs associated with the original sale and we must incur such costs again to resell the Vacation Ownership Interest. In addition, the costs associated with exercising collection and foreclosure remedies can be high relative to the value of the underlying asset. We do not carry private mortgage insurance or its equivalent to cover defaults on customer notes.

Historically we have sold or hypothecated (that is, borrowed against) the majority of our customer notes. When we sold customer notes, the purchasers generally had recourse to our company. As a result, we may be required to repurchase or replace any such customer note that becomes delinquent. We take these contingent obligations into account in establishing our allowance for uncollectible notes. We cannot provide assurance that such allowances will be adequate to offset actual defaults under customer notes, including notes that we have sold with recourse to our company. Our financial condition and results of operations could be materially adversely affected if our allowances are inadequate to cover actual defaults.

OUR BORROWING BASE AND/OR OUR ABILITY TO SELL CUSTOMER NOTES MAY BE ADVERSELY AFFECTED BY THE NATURE AND QUALITY OF THE CUSTOMER NOTES.  We have typically financed our working capital needs either by selling or by hypothecating customer notes that meet certain criteria established by third-party lenders. As of December 31, 2008, we had an agreement with one lender to borrow up to $20.0 million against conforming retained customer notes, of which approximately $7.5 million remained available for borrowing. However, we are currently unable to borrow under this facility due to our March 2009 filing of Chapter 11 under the United States Bankruptcy Code discussed earlier.

Once hypothecated or sold, our customers make payments on their notes directly to the lender's collection center or agent. All of a customer's payments on hypothecated notes were historically applied to our loan balance, both principal and interest.  Currently we are receiving these customer payments, or cash collateral, in order to fund operations. Historically, our borrowings and sales of notes have not approached the maximum amount available under our existing credit facilities. We cannot provide assurance, however, that our future working capital needs will not exceed amounts available under future credit facilities or that we will be able to secure such facilities. To the extent that we generate additional customer notes through our sales efforts, we are currently required to pledge the applicable customer notes to our lender to replace the cash collateral.

WE GENERALLY EXPERIENCE NEGATIVE CASH FLOW UPON THE SALE OF FINANCED VACATION OWNERSHIP INTERESTS.  On financed sales, we ordinarily receive an average of 20% of the purchase price on the sale of a Vacation Ownership Interest plus the cost of incentives given at the time of sale, but we must pay in full the costs associated with the development, marketing, and sale of the Vacation Ownership Interest. These costs generally exceed the downpayment we receive at the time of sale. Maximum borrowings and sales of notes available under our existing credit facility may not be sufficient to cover these costs, which could limit our available capital resources, liquidity, and capacity to grow. Our existing credit facility expires in 2009, however we are currently unable to borrow under this facility due to our March 2009 filing of Chapter 11 under the United States Bankruptcy Code discussed earlier. We presently do not have binding agreements to extend the terms of our existing credit facility or for any replacement financing upon the expiration of our existing credit facility. Moreover, we cannot provide assurance that we will be able to arrange alternative or additional credit facilities on terms that are satisfactory to our company in the future. Accordingly, future sales of Vacation Ownership Interests may be limited by the availability of funds to finance the initial negative cash flow that often results from sales that we finance.

FLUCTUATIONS IN INTEREST RATES AND INTEREST RATE MISMATCHES COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, LIQUIDITY, AND FINANCIAL POSITION. Historically we have derived a portion of income from the spread between the interest rates we charge our customers and the interest rates at which we borrowed against customer notes or at which we sold customer notes. We cannot provide assurance, however, that recent historic interest rate spreads will continue in the future. We may not be able to maintain these spreads as a result of decreases in the rates we are able to charge customers or increases in the prime lending rate, or upon the expiration of our current credit facility and our inability to replace our facility at existing terms if at all. In addition, our indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates. As a result, increases in interest rates could cause our interest expense to exceed our interest income on our portfolio of retained customer notes. Moreover, we currently do not engage in interest rate hedging transactions. Therefore, any increase in interest rates, particularly if sustained, could have a material adverse effect on our results of operations, liquidity, and financial position.  If there were a one-percentage point change, based on the $19.0 million balance of variable rate debt at December 31, 2008, interest expense would increase or decrease by approximately $190,000 (before income taxes) per annum. Further, to the extent interest rates generally decrease on third-party financing available to our customers, we face an increased risk that customers will pre-pay their customer notes and reduce our income, if any, from financing activities. In addition, if a customer prepays a note that we have sold, we are required to repay the unearned interest premium, if any, on the note.

THE MISMATCH BETWEEN CUSTOMER NOTES AND OUR CREDIT FACILITIES COULD CREATE SIGNIFICANT LIQUIDITY RISKS. Customer notes typically have a seven-year term, while our related revolving credit facility matures in five years. Accordingly, a mismatch exists between our anticipated cash receipts and cash disbursements. Although historically we  have been able to secure financing sufficient to fund our operations, we currently do not have agreements with our lender to extend the respective terms of our existing credit facility or to replace the credit facility upon its expiration. Our failure to obtain such refinancing or replacement credit facilities could require us to sell our portfolio of retained customer notes, potentially at a discount, or to seek other alternatives to enable us to continue in business. While we have been successful in obtaining financing to date, we cannot provide assurance that we will be able to do so in the future. The failure to do so in the future could have a material adverse effect on our results of operations and liquidity.

WE FACE SUBSTANTIAL COMPETITION IN THE VACATION OWNERSHIP INDUSTRY.

The vacation ownership industry consists of a large number of local and regional resort developers and operators as well as some of the world's most recognized national and international lodging, hospitality, and entertainment companies, such as Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, Diamond Resorts Holdings, LLC and their subsidiaries and affiliates.  Many of these companies have much greater access to capital and other resources than we do. As a result, we may be at a competitive disadvantage with our competitors for access to marketing, personnel, capital and other resources that we require to compete successfully. In addition, competition from other vacation ownership resort developers and operators may limit our ability to acquire additional resorts and to obtain access to affinity groups and the scale of the large national and international competitors may provide greater amenities and diversity of locations and services to customers. Our business and results of operations may be materially adversely affected if we are unable to compete successfully against such companies.

In addition to the competitors named above, our resorts and sales offices may face direct competition from smaller, local vacation ownership companies with resorts or sales offices within the vicinity of our resorts, as well as from resales of Vacation Ownership Interests. We also are subject to competition from other entities engaged in the commercial lodging business, including condominiums, hotels and motels, and others engaged in the leisure business who compete with us by offering easy access, including online through proprietary web sites and internet travel intermediaries, to competitive nightly rates on luxury resort accommodations in desirable locations, which could reduce demand for our Vacation Ownership Interests. We anticipate that we will continue to face substantial competition in all aspects of our operations from organizations that are more experienced in the leisure industry and that have greater access to financial, marketing, and other resources. As a result, these competitors may have greater negotiating leverage to acquire properties or other resources required to compete or may be able to take advantage of greater gross sales or access to in house resort guests and thereby reduce the retail price of their Vacation Ownership Interests. Our profit margins and operating results could be adversely affected if we find it necessary to reduce our prices in order to remain competitive. A reduction in our profit margins as a result of competitive pressures, or an increase in our costs relative to such competitors' costs, could have a material adverse effect on our results of operations, liquidity, and financial position.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY INTERNATIONAL CONDITIONS.

As of the date of this Form 10-K, we hold land in Puerto Penasco, Mexico in the early stages of development and manage the thirty unit Sea of Cortez Premiere Vacation Club in San Carlos, Mexico of which 1,500 one week 25-year right-to-use vacation ownership interests have been annexed to Premiere Vacation Club.  Consumer perceptions of safety in Mexico may affect the desirability of these properties as vacation destinations and economic conditions in Puerto Penasco may affect the ability to obtain financing for development.  Our business and results of operations could be adversely affected if consumer demand to travel to Mexico significantly diminishes or if the Company is unable to obtain financing for construction and personnel for managing operations in Mexico.

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

OUR COMPANY FACES SIGNIFICANT RISKS ASSOCIATED WITH LEVERAGE.

We anticipate that we will finance our future business activities, in whole or in part, with indebtedness that we obtain pursuant to additional borrowings under our existing credit facilities subject to the effect of the Chapter 11 filing on March 2, 2009 described earlier, or under credit facilities that we will obtain in the future. The definitive agreements with respect to these credit facilities do and could contain restrictive covenants that limit our ability to, among other things, make capital expenditures, incur additional indebtedness  and dispose of assets or that require us to maintain certain financial ratios. The indebtedness incurred under these credit facilities may be secured by mortgages on all or a portion of our resorts, customer notes, and other assets. While we are currently protected under the stay provided under the Bankruptcy Code as discussed in the first section of this Form 10-K, if we fail to provide a successful reorganization plan and default under one or more of these credit facilities, our lenders could foreclose on the vacation ownership properties secured by a mortgage or deed of trust or take possession of other assets pledged as collateral. In addition, future credit facilities may not provide for the lender to release liens on our Vacation Ownership Interests when we sell such interests. Such restrictions could impair the marketability of our Vacation Ownership Interests.

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

EXTENSIVE FEDERAL, STATE, AND LOCAL LAWS AND REGULATIONS AFFECT THE WAY WE CONDUCT OUR BUSINESS.

The federal government and the states and local jurisdictions in which we conduct business have enacted extensive regulations that affect the manner in which we market and sell Vacation Ownership Interests and conduct our other business operations.  Federal legislation to which the company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  In addition, many states, including Arizona, have adopted specific laws and regulations regarding the sale of Vacation Ownership Interests. These laws and regulations require us, among other things, to obtain and file numerous documents and supporting information with the responsible state agency, to obtain the agency's approval for an offering statement that describes all material aspects of the sale of Vacation Ownership Interests, and to deliver an offering statement or public report, together with certain additional information concerning the terms of the purchase, to all prospective purchasers of a Vacation Ownership Interest. Laws in each state where we currently sell Vacation Ownership Interests generally grant the purchaser of a Vacation Ownership Interest the right to cancel a contract of purchase at any time within three to seven calendar days following the date the purchaser signs the contract. Most states have other laws that regulate our activities and protect purchasers, such as the following:

•	real estate licensure laws,

•	travel sales licensure laws,

•	immigration laws,

•	anti-fraud laws,

•	consumer protection laws,

•	telemarketing laws,

•	prize, gift, and sweepstakes laws,

•	and bankruptcy laws.

We currently are authorized to market and sell interests in all states in which our U.S. resorts are located and all states in which we market and sell Vacation Ownership Interests. We may apply for the right to conduct sales operations in additional states throughout the United States. We cannot provide assurance, however, that any state will grant, or continue to grant, our company the right to sell our Vacation Ownership Interests in such states or that, if such right to conduct sales operations is granted, it will be granted on terms and conditions acceptable to us. Further, if agents or employees of our company violate such regulations or licensing requirements, such acts or omissions could cause the states where the violations occurred to revoke or refuse to renew the licenses required to permit us to sell Vacation Ownership Interests in such states.

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

ACCELERATION OF DEFERRED TAXES AND NET OPERATING LOSS CARRYFORWARD LIMITATIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND LIQUIDITY.

While we report sales of Vacation Ownership Interests as income for financial reporting purposes upon closing a sale, federal income tax regulations allow us to report a portion of financed sales on the installment method, if we so elect. When we elect the installment method, we recognize income on the sale of a Vacation Ownership Interest (a) when we receive cash in the form of a down payment, and (b) incrementally as we receive payments on retained customer notes or when we factor the customer note. As of December 31, 2008, we had deferred taxes (i.e., taxes owed to taxing authorities in the future as a consequence of income previously reported in our financial statements) in the amount of $5.2 million as a result of this method of reporting sales of Vacation Ownership Interests. If we should factor the customer notes, if a lender forecloses on the retained customer notes, or if we otherwise collect or dispose of the retained customer notes, the deferred gain would be reportable for tax purposes and the deferred taxes, including interest on those taxes, if any, would become due. Moreover, we would owe accrued interest on such deferred taxes that would be payable when the taxes are due in the event the deferred taxes reverse in a year when income taxes are payable by our company, the likelihood of which is not now reasonably ascertainable. We cannot provide assurance that we will have sufficient cash resources to pay those taxes and interest if and when they become payable. Furthermore, if our sales of Vacation Ownership Interests should decrease in the future, our diminished operations may not generate either sufficient tax losses to offset taxable income or funds to pay the deferred tax liability from prior periods. Consequently, our liquidity and financial position could be adversely affected.

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

At February 28, 2009, Joseph P. Martori beneficially owned approximately 24.1% of our outstanding common stock (and all of our officers and directors as a group beneficially owned approximately 40.4% of our outstanding common stock). Because of his ability to elect at least two of our directors, if the interests of Mr. Martori as a shareholder differ from the interests of the other shareholders, such other shareholders may be adversely affected.

At February 28, 2009, our Employee Stock Ownership Plan and Trust (“ESOP”) held approximately 14.0% of our outstanding common stock.  Joseph P. Martori, Nancy J. Stone and Joseph P. Martori, II are trustees of the ESOP, although the employee beneficiaries of the ESOP have the ability to vote the number of shares in the ESOP that have been allocated to their respective accounts.  Our ESOP may acquire newly issued shares of common stock from us or already issued shares on the open market.  To the extent the ESOP acquires shares, and shares are granted to key employees under our Stock Bonus Program, an increasing concentration of our ownership will reside with our employees, including our executive officers.

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

OUR STOCK PRICE HAS BEEN, AND WILL LIKELY CONTINUE TO BE, HIGHLY VOLATILE, WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO OBTAIN FINANCING IN THE FUTURE.

The market price of our stock has been and is likely to continue to be highly volatile due to the risks and uncertainties described in this section of the Form 10-K, as well as other factors, including:

•	our actual operating performance and financial condition;

•	our voluntary filing under Chapter 11 of the United States Bankruptcy code;

•	our delisting from NYSE AMEX;

•	fluctuation in interest rates and other conditions that could adversely affect real estate values in general or the market for Vacation Ownership Interests in particular;

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance; and

•	any failure to meet market expectations.

From January 1, 2008 through December 31, 2008, the closing price of our common stock as reported on The NYSE AMEX ranged from a high of $5.96 to a low of $0.50.  As a result of this volatility and our recent filing under Chapter 11 of the United States Bankruptcy Code, an investment in our stock is subject to substantial risk.  Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

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

OUR STOCK IS NOT LISTED ON A PUBLIC EXCHANGE, WHICH MAY NEGATIVELY IMPACT ITS LIQUIDITY AND PRICE.

As a result of our filing under Chapter 11 of the United States Bankruptcy Code, trading in our common stock was halted on March 2, 2009 and the stock was delisted from NYSE AMEX on March 13, 2009.  Although we intend to seek a market maker to enable our common stock to be quoted on the automated Pink Quote system, we can provide no assurance that we will be successful in doing so.  If our stock is not quoted through the Pink Quote system, trading in the stock may be less liquid which may negatively impact the price of our stock.

WE MAY NOT SUCCESSFULLY EMERGE FROM CHAPTER 11

On March 2, 2009 we filed a voluntary petition for protection from creditors under Chapter 11 of the United States Bankruptcy Code.  We intend to file a plan of reorganization during the exclusivity period of 120 days from the filing date and seek confirmation of that plan from our creditors and the court.  There can be no assurance that we will be successful in obtaining plan confirmation nor of the effect of such a plan, if confirmed, on the value of the stock.  If our plan is not confirmed, we could risk conversion to a Chapter 7 filing or dismissal, which could adversely affect the value of our stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Resorts

The table below sets forth certain information, as of December 31, 2008, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 10 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.

			Size of
			Units [1]		Resort Amenities
Resorts [2]	Location		$1BR	2BR	Restaurant/ Lounge	Whirlpool/ Spa	Swimming Pool	Fitness Center	Local Amenities [3]

Los Abrigados Resort	Sedona, AZ		158	28 [4]	2/1	Y	Y-2	Y	B,BB,BL,BS,
& Spa									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	2/1	Y	Y-2	Y	B,BB,BL,BS,
									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,MT,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	1/1	Y	Y	N	BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,W
Premiere Vacation Club	Village of	52	25	8	0/0	Y	Y-2	N	B,BB,BL,
at Bell Rock	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V
Rancho Mañana Resort[5]	Cave Creek, AZ			14	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH
Premiere Vacation Club at				21	0/0	Y6	Y6	N	C,D,F,FW,
the Roundhouse Resort									G,H,MT,Sh,SS,
									T,TH
VCA–South Bend	South Bend, IN		77	9	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed
as Vacation Ownership Interests		124	336	131

Los Abrigados Lodge[7]	Sedona, AZ	39			N	N	Y	N	B,BB,BL,
									D,F,FW,G,
									H,MT,Sh,
									T,TH,V
Total		163	336	131

[1]	“S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
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

[4]	Includes the Celebrity House which is adjacent to Los Abrigados and Winner’s Circle units.
[5]	Rancho Manana Resort is operated by a third party who is currently unable to fund its operations so the resort is currently closed.
[6]
Premiere Vacation Club at the Roundhouse Resort guests have access to the pool and other amenities, including basketball and racquetball courts and the recreation center at the adjacent Roundhouse Resort under a usage agreement.

[7]
The Los Abrigados Lodge is not registered nor marketed for sale as Vacation Ownership Interests.  Los Abrigados Lodge was operated under a long-term lease arrangement that was rejected under the March 2009 filing for Chapter 11 of the United States Bankruptcy Code.

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

As of December 31, 2008, Los Abrigados contained 9,672 Vacation Ownership Interests, of which approximately 45.5 remained available for sale (excluding 4,884.5 Vacation Ownership Interests annexed into Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.  The Company, through its ownership in ILX–Bruno LLC (“ILX–Bruno”), purchased approximately 22 acres of land adjacent to Los Abrigados in 2005 and plans to develop Legacy Park, which may  include up to 82 units or 4,264 Vacation Ownership Interests, on a portion of the land.

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

As of December 31, 2008, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 106.5 remained available for sale (excluding 340.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

As of December 31, 2008, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which approximately 9.5 remained available for sale (excluding 2,998 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

As of December 31, 2008, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which seven were available for sale (excluding 1,212 Vacation Ownership Interests annexed into Premiere Vacation Club).  The Company may construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

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

Sea of Cortez Premiere Vacation Club has a swimming pool, outdoor whirlpool spa,  outdoor restaurant and lounge, beach access, and each unit has an ocean view, a separate living area, bedroom(s), full kitchen and balcony or patio.  In addition, water sports equipment, golf, horseback riding and other outdoor activities are easily accessible.  Sea of Cortez Premiere Vacation Club is an II resort.

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

As of December 31, 2008, Premiere Vacation Club at Bell Rock contained 4,420 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

Rancho Mañana Resort.  Rancho Mañana Resort is located in Cave Creek, Arizona, approximately 25 miles from Phoenix, Arizona.  Surrounded by the high Sonoran desert, this resort offers 14 luxuriously appointed and spacious casitas on approximately two acres.  The casitas are 1,500 square feet and include two bedrooms, two bathrooms, a whirlpool tub in the master bathroom, a fireplace and a full kitchen.  Amenities at the resort include a lagoon style pool and hot tub, outdoor gas barbeque grills and an adobe fireplace.  The property is adjacent to a European style spa and athletic club (currently closed), an 18-hole championship golf course and a full service restaurant and lounge (all operated by third parties).  Rancho Mañana is an II resort.

The casitas and spa at Rancho Mañana both are temporarily closed as both are operated by a third party which is currently unable to fund the operations.

As of December 31, 2008, Rancho Mañana contained 728 Vacation Ownership Interests, 717 of which are annexed into Premiere Vacation Club.

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

As of December 31, 2008, Premiere Vacation Club at the Roundhouse Resort contains 1,092 Vacation Ownership Interests, all of which are annexed to Premiere Vacation Club.

Roundhouse Resort.  The Roundhouse Resort is a fully sold out 59-unit timeshare resort located on 9.5 acres adjacent to Premiere Vacation Club at the Roundhouse Resort. The resort is an RCI resort.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2008, 194 Vacation Ownership Interests in the Roundhouse Resort acquired by the Company have been annexed into Premiere Vacation Club.

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

As of December 31, 2008, this resort contained 4,472 one-week Vacation Ownership Interests, of which 307 were available for sale (excluding 3,028.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

At December 31, 2008, this resort contained 3,120 one-week Vacation Ownership Interests, of which 45 were available for sale (excluding 2,906.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

Los Abrigados Lodge.  The Company leased a hotel in uptown Sedona, Arizona.  The property was used for hotel accommodations, mainly for customers invited to attend a vacation ownership presentation at the Company’s Sedona sales office.  As of December 31, 2008, this resort contained 39 units.  These units were not offered for sale as Vacation Ownership Interests.  In March 2009, in conjunction with the Company’s filing for Chapter 11 under the United States Bankruptcy Code, this lease was rejected and the Company ceased operating the resort.

The Carriage House

In 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2008, the Company has purchased additional inventory and intends to continue to acquire Vacation Ownership Interests in the Carriage House and annex the interests into Premiere Vacation Club in the future.  At December 31, 2008, the Company holds 2,241 Vacation Ownership Interests, 2,233 of which have been annexed into Premiere Vacation Club.

The Carriage House is a non-gaming suite hotel located one block off the “Strip” in Las Vegas.  The property contains a heated pool, whirlpool, tennis court and basketball court.  The Carriage House is an II resort.

Scottsdale Camelback Resort

In 2004, the Company purchased 150 two-bedroom Vacation Ownership Interests in Scottsdale Camelback Resort in Scottsdale, Arizona and annexed those weeks into Premiere Vacation Club.  The Company has since purchased additional Vacation Ownership Interests and at December 31, 2008 holds 174, all of which have been annexed into Premiere Vacation Club.

Scottsdale Camelback Resort is located in the foothills of Camelback Mountain.  The property contains spacious villas that include full kitchens, fireplaces and garden style bathtubs.  The resort’s amenities include a pool, spa, tennis and racquetball courts, fire pit, fitness center and a restaurant. Scottsdale Camelback Resort is an II resort.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2008, Premiere Vacation Club included a total of 25,700 Vacation Ownership Interests.  The 25,700 Vacation Ownership Interests annexed into the Club consist of 4,884.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites), 340.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,998 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,212 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,906.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 194 Vacation Ownership Interests in the Roundhouse Resort, 2,233 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in Premiere Vacation Club at Bell Rock, 717 Vacation Ownership Interests in Rancho Mañana Resort and 174 Vacation Ownership Interests in the Scottsdale Camelback Resort.

At December 31, 2008, 7,322.5 of the 25,700 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and memberships in Premiere Vacation Club are offered for sale at each of the Company’s sales offices.

Additional Interests

In addition to the ILX resorts, the Carriage House, and the Roundhouse Resort, ILX owns a designated number of Vacation Ownership Interests at additional resorts owned by unaffiliated third parties.  At December 31, 2008, the Company owned ten Vacation Ownership Interests in a resort in South Africa and one right-to-use Vacation Ownership Interest in a resort in Mexico, all of which it holds for resale.

Land

In June 2005, the Company acquired approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  The Company intends to develop the land into a resort featuring up to 73 units or 3,796 Vacation Ownership Interests.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an 85% interest in ILX–Bruno.  In October 2005, ILX–Bruno completed the acquisition of two parcels of the land and acquired the third parcel in June 2006.  In November 2006, the Company received the unanimous approval by the City Council of Sedona, Arizona of a requested Community Plan Amendment to construct Legacy Park on the acquired parcels.  Proposed plans for Legacy Park include 82 timeshare units (4,264 Vacation Ownership Interests) in three villages, nine workforce housing units, eight luxury condominium residences, two small retail shops, a public park, a Congressional Medal of Honor memorial, facilities for the Sedona Project, which is intended to be a consortium of several significant universities dedicated to innovation in environmental sustainability, hiking trails, and more than ten acres of open space.

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

Enhanced Amenities.  Each of the ILX resorts (except the Premiere Vacation Club at the Roundhouse Resort and the Premiere Vacation Club at Bell Rock) has at least one full-service restaurant and other food and beverage facilities in addition to a range of other amenities typically found at high quality resorts.  Many resorts offering Vacation Ownership Interests have none or only limited restaurant and other food and beverage facilities.  As a result, management believes ILX owners appreciate the ability to enjoy traditional full-service commercial hotel amenities and also maintain the option to use more economical in-room facilities.  See “The Resorts.”

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

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  The majority of the Company’s inventory of Vacation Ownership Interests qualify at the highest seasonal demand classification for purposes of participation in exchange networks such as II and RCI.  The Company intends to develop additional Premiere Vacation Club resorts in other western United States sites or in Mexico that offer natural settings or other attractions to entice tourists to visit such locations.

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

Directed Marketing.  The Company’s marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX resorts or a likelihood of frequent travel.  The Company’s marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX resorts or at non-affiliated hotels in popular destinations or discounted or complimentary area activities to visitors to its resort destinations).  By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact than other promotions.  In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies.  The Company believes that a high-quality “city club” experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Club.  Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed.  The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a higher rate of closings per customer contacts.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts are expected to be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 717 Vacation Ownership Interests in Rancho Mañana Resort, 2,233 Vacation Ownership Interests in the Carriage House in Las Vegas and 174 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing and planned resorts in Arizona, Nevada and Mexico, the Company is seeking to build a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  The Company may develop additional networks of CARs proximate to other major metropolitan areas in the western United States.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club, particularly to members residing in metropolitan Phoenix.

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

Sales and Marketing

Marketing is the process by which the Company attracts potential customers to visit and tour an ILX resort or attend a sales presentation.  Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX resort or attends a sales presentation.  The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis.  All of the Company’s sales and the majority of the Company’s marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees.  The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction.  In addition, management believes that its practice of hiring employees to staff the majority of its sales and marketing functions, as opposed to using independent contractors as has been often used in the industry, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon as the Company’s business expands.  The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a package of employment benefits to its sales and marketing personnel.  Management believes that consistency and high quality in its sales and marketing operations is crucial to its success.  The Company believes that the package of benefits offered to its sales and marketing employees, including an Employee Stock Ownership Plan helps it to attract high quality personnel and provides an incentive for their performance.

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and presently sells Vacation Ownership Interests through sales offices located at two ILX resorts.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its VCA-Tucson sales office by offering these prospective customers travel incentives and other premiums in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have stronger sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

Similar to branding techniques utilized by some of its competitors, the Company also seeks to capitalize upon affinity marketing concepts in attracting prospective buyers to its Varsity Clubs concept by seeking to develop a branded “city club” experience for flexible use by local residents.  In addition, marketing of Varsity Clubs may focus on alumni, parents of university students and other persons or entities who have a preexisting affiliation with or other attraction to the local university.  All of the Company’s marketing activities emphasize the convenience of the ILX resorts, coupled with the opportunity to participate in exchange networks, as well as the quality and breadth of amenities available at each of the ILX resorts.

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 120 employees at December 31, 2008, including approximately 45 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis with the percentage of cash sales increasing to approximately 35% in 2008.  However, for those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 24.7% of Vacation Ownership Interest sales by the Company during 2008.  During 2007, sales to ILX owners accounted for 22.7% of the Company’s total sales.

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

Customer Financing

The Company currently provides financing for approximately 65-70% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests plus the cost of any incentives given at the time of sale as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 11.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2008, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $18.5 million, of which $16.8 million were serviced by one outside vendor and had a weighted average yield of 13.9% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 4.7% per annum.

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

The Company’s agreement with a financial institution for a commitment of $30.0 million, under which the Company sold certain of its Customer Notes expired in June 2008.  The agreement provided for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes were sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  The Company also has a financing commitment in the aggregate amount of $20.0 million, pursuant to which the Company may hypothecate Customer Notes that are pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, has a draw period through December 2009, and a maturity date of 2013.  At December 31, 2008, $7.5 million was available to the Company under this commitment; however the Company may not currently borrow on this facility due to its March 2009 filing under Chapter 11 of the United States Bankruptcy Code.  The Company currently reserves approximately 5.8% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2007 and 2008, the aggregate amount of these reserves was $3.8 million and $2.8 million, respectively.  In 2007, the Company’s actual write-offs exceeded the provision for doubtful accounts by approximately $0.5 million.  During the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14.5 million and a reduction in cost of Vacation Ownership Interests sold in the amount of $3.3 million to record the reduction in its expectation of collectability of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16.4 million.  The reduction in expectation of collectability is based upon recent economic, financial and credit conditions.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2008, the Company received $20.4 million in net revenues from these operations, consisting of $14.9 million in room rental and vacation interval owner dues revenue, $3.5 million in food and beverage revenue and $2.0 million in other revenue.  Of these amounts, Los Abrigados contributed $9.5 million, or 46.3% of the Company’s total resort operations revenues in 2008.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sedona Spa.  The Company’s operations include the sale of personal care products.  The personal care products are marketed under its proprietary brand name “Sedona Spa.”  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados.  The Company uses direct mail and electronic mail to market Sedona Spa products to resort customers and others who have previously used the products.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, and in its retail outlets, as well as continuing to maintain marketing efforts outside the Company.

Land Sales.  Since l993, the Company has also received revenues from the sale of primarily unimproved real property.  These operations originated as a result of the Company’s acquisition of its wholly owned subsidiary, Genesis, in November 1993.  The sale of real property is not a core business function for the Company and, as such, the Company has not historically and does not intend in the future to devote a material portion of its resources to these operations.  Typically, the Company has sold these assets as subdivided lots or large unimproved parcels.  The Company intends to sell the remaining assets as soon as reasonably practical.  Following the sale of these assets, management does not expect to regularly engage in the sale of real property.

First Piggy. The Company is in the development stage of a unique concept dedicated to promoting savings by children.  The proprietary First Piggy concept includes teaching children the benefit of savings and the concept of growth from compound interest through experiential learning, with savings bolstered through participation with rewards affiliates.

The Company has analyzed the relative merits of becoming an Arizona state chartered bank or partnering with an existing financial institution for the banking functions of First Piggy.  The equity structure of First Piggy will depend upon capital requirements and applicable regulations and has not yet been determined.  The project has been deferred because of the serious uncertainties in the financial markets.

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase from its inventory of Vacation Ownership Interests as a result of the Company’s participation in one of the Vacation Ownership Interest leading exchange networks which are operated by II and RCI.  In the “2006 Ragatz Associates Resort Timeshare Consumers: Who They Are, Why They Buy,” exchange opportunity was cited by purchasers of interval interests as one of the five most significant factors in their motivation to purchase an interest.  ILX currently enrolls new purchasers in the II exchange network.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  The high rating of, and demand for, the ILX resorts enhance the exchange opportunities available to ILX owners.  If the exchange network is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

The vacation ownership industry consists of local and regional resort developers and operators as well as some of the world’s most widely-recognized lodging, hospitality and entertainment companies which sell Vacation Ownership Interests under their brand names, including Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and their subsidiaries and affiliates.  In addition, Diamond Resorts Holdings, LLC and other non publicly traded companies currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates or is developing vacation ownership resorts.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates competition to increase in the future as a result of consolidation in the vacation ownership industry.  There can be no assurance that the Company will be able to successfully compete with such companies.

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

Employees

As of December 31, 2008, the Company had approximately 690 employees, of which approximately 375 were employed on a full-time basis.  The Company believes relations with its employees are good and none of its employees are represented by labor unions.  The Company has adopted an Employee Stock Ownership Plan for the benefit of its employees.

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

As discussed earlier, the Company and certain of its subsidiaries and limited liability companies are debtors in possession in the Chapter 11 case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)

The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock.  The information is as reported by the NYSE AMEX, which listed the common stock of the Company on February 11, 1998. The Company was delisted from the Exchange on March 13, 2009. As of December 31, 2008, the common stock was held by approximately 900 holders of record.  The Company announced its first dividend of $0.40 per share in December 2002.  It increased the dividend each year.  In 2007, a dividend of $0.125 per quarter was paid in the first three quarters and discontinued in December 2007.  Dividends on common stock are subordinate to dividends payable on the Company’s Series A Preferred Stock.

	Common Stock
	High	Low
Year Ended December 31, 2007
First Quarter	$9.75	$9.18
Second Quarter	9.85	8.50
Third Quarter	13.37	7.90
Fourth Quarter	9.70	2.29
Year Ended December 31, 2008
First Quarter	5.96	2.58
Second Quarter	5.11	2.56
Third Quarter	2.59	1.49
Fourth Quarter	1.40	0.50

(B) Not applicable

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

October 1, 2008 - October 31, 2008	4,327	$1.32	4,327	733,114

November 1, 2008 - November 30, 2008	-	-	-	-

December 1, 2008 - December 31, 2008	-	-	-	-
Total	4,327	$1.32	4,327	733,114

Item 6. Selected Financial Data

Not applicable

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

Executive Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of the unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns seven resorts in Arizona, one resort in Indiana, one resort in Colorado, 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, 194 weeks at a resort in Pinetop, Arizona, 2,241 Vacation Ownership Interests in a resort in Las Vegas, Nevada and 174 weeks at a resort in Scottsdale, Arizona.  On March 2, 2009, the Company and certain of its subsidiaries and limited liability companies filed for relief under Chapter 11 of the United States Bankruptcy Court for the District of Arizona as discussed under Chapter 11 Filings and Chapter 11 Bankruptcy process earlier in this Report on Form 10-K.

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

Results Of Operations

Non-GAAP Financial Measures

The following table of certain operating information for the Company is presented with information both inclusive and exclusive of an adjustment to increase the allowance for uncollectible notes and write-off certain Customer Notes in the third quarter 2008.  See a discussion below of the allowance adjustment.  In presenting these comparative operating results, the Company has included a column which excludes the effect of the allowance adjustment as the Company believes this information is reflective of the Company’s operations for the year ended December 31, 2008.  The following comparison of the year ended December 31, 2008 with the year ended December 31, 2007 is based on the results prior to the allowance adjustment.

	Year ended December 31,
		2008	2008
		Prior to	Allowance
	2007	Adjustment	Adjustment	2008

As a percentage of total revenues:
Sales of Vacation Ownership Interests	51.9%	47.0%		72.0%
Estimated uncollectible revenue	(2.3)%	(2.2)%	(54.3)%	(56.5)%
Resort operating revenue	43.1%	48.8%		74.7%
Interest and finance income	7.3%	6.4%		9.8%
Total revenues	100.0%	100.0%		100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold (recovered)	13.4%	13.8%	63.6%	(16.0)%
Sales and marketing	74.9%	78.6%		347.7%
Contribution margin percentage from sale of Vacation
Ownership Interests (1)	11.7%	7.6%		(231.7)%
As a percentage of resort operating revenue:
Cost of resort operations	85.0%	87.5%		87.5%
As a percentage of total revenues:
General and administrative	13.6%	15.1%		23.1%
Depreciation and amortization	3.0%	2.7%		4.2%
Total operating income (loss)	3.1%	(1.9)%		(44.2)%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	1,061	855		855
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (3)	$ 17,721	$ 16,895		$ 16,895
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (3)	$ 22,931	$ 22,444		$ 22,444

(1)
Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue, divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

(2)	Reflects all Vacation Ownership Interests on an annual basis.
(3)
Consists of an aggregate of 1,561 and 1,342 biennial and annual Vacation Ownership Interests sold to new purchasers for the years ended December 31, 2007 and 2008, respectively.  Excludes conversions and upgrades.

Comparison of Year Ended December 31, 2007 to December 31, 2008

In the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 and a reduction in cost of Vacation Ownership Interests owned in the amount of $3,281,615, the “allowance adjustment,” to record the reduction in its expectation of collectability of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectability is based upon recent economic, financial and credit conditions.

Sales of Vacation Ownership Interests exclusive of the allowance adjustment discussed above decreased 21.8% or $5.5 million in 2008 to $19.7 million from $25.2 million in 2007.  The decrease reflects reduced sales from the Sedona and Rancho Mañana sales offices due to the closure of the Rancho Mañana sales office in June 2007 and decreased tours in Sedona in large part as a result of major road construction, offset by increased sales at the Tucson sales office due to greater tours in 2008.  Upgrade revenue decreased 14.2% to $4.7 million in 2008 from $5.5 million in 2007.  The decrease reflects the closure of the Rancho Mañana sales office which provided proximate access to many existing owners in the Phoenix area, offset by increased sales at other offices.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) decreased 4.7% to $16,895 in 2008 compared to $17,721 in 2007 due to a change in the product mix sold, including the introduction in March 2008 of a lower priced product with more limited use features in anticipation of and in response to decreased consumer disposable income due to economic conditions.  The average sales price per Vacation Ownership Interest sold including Upgrades decreased 2.1% to $22,444 in 2008 from $22,931 in 2007 due to the decrease in average sales price per Vacation Ownership Interest sold (excluding upgrades) described above together with the reduction in upgrade revenue.

The number of Vacation Ownership Interests sold decreased 19.4% to 855 in 2008 from 1,061 in 2007.  Sales of Vacation Ownership Interests in 2008 included 974 biennial Vacation Ownership Interests (counted as 487 annual Vacation Ownership Interests) and 368 annual Vacation Ownership Interests compared to 1,001 biennial Vacation Ownership Interests (counted as 500.5 annual Vacation Ownership Interests) and 560 annual Vacation Ownership Interests in 2007.  The decrease is due to the decreases at the Sedona and Rancho Mañana sales offices discussed above, offset by the increase in the Tucson office.

Resort operating revenues decreased 2.2% from $20.9 million in 2007 to $20.4 million in 2008, reflecting decreased occupancy at certain of the Company’s Sedona resorts offset by an increase in revenue from the operation of the Sea of Cortez Premiere Vacation Club (which was previously operated by a third party and the net effect of revenue less expenses charged to revenue) beginning in July 2007.  The cost of resort operations was consistent at $17.9 million and $17.8 million for 2008 and 2007, respectively.  Cost of resort operations as a percentage of resort operating revenue increased to 87.5% in 2008 from 85.0% in 2007, reflecting the decreased occupancy discussed above.

Interest and finance income decreased 25.1% to $2.7 million in 2008 from $3.6 million in 2007 reflecting decreased Customer Note balances and a reduction in notes sold at a premium due to decreased sales and the expiration of the agreement in June 2008 with a  financial institution to sell Customer Notes and a greater portion of Customer Notes being zero-interest one year maturities.

Cost of Vacation Ownership Interests recovered of $3,281,615 was recorded in 2008 in conjunction with the write off of consumer notes receivable discussed above.

Cost of Vacation Ownership Interests sold exclusive of the Vacation Ownership Interest recovered as a percentage of Vacation Ownership Interest sales increased to 13.8% in 2008 from 13.4% in 2007, due to the introduction in March 2008 of a lower priced product and a decrease in the forecasted average sales price.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 78.6% in 2008 compared to 74.9% in 2007 reflecting lower average sales prices in the Sedona office net of the closure of the Rancho Mañana sales office in 2007.

General and administrative expenses decreased 4.5% to $6.3 million in 2008 from $6.6 million in 2007.  General and administrative expenses increased between years as a percentage of total revenues from 13.6% in 2007 to 15.1% in 2008.  The decrease in actual expenses reflects decreased legal and professional fees related to the lawsuit with GOLV in 2007 and decreased compensation expense for shares issued under the stock bonus plan due to vesting of previously issued shares, offset by expense for an allowance on a receivable amount from a third party.

Income from land and other, net for 2008 and 2007 includes a net gain of $100,990 and $51,878 on the sale of Vacation Ownership Interests to Premiere Vacation Club, respectively.

Interest expense decreased 4.0% from $2.7 million in 2007 to $2.6 million in 2008, reflecting reductions in rate on variable rate borrowings.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.  Cash provided by operating activities was $1.3 million in 2008 and $1.4 million in 2007.  The decrease in cash provided by operations from 2007 to 2008 reflects a larger net loss and resultant net income tax benefit, a lower increase in accrued and other liabilities due to the addition in 2007 of the repurchase liability for a lease purchase option and an increase in other assets due to lower escrow balances in 2007 resulting from the repayment of a notes payable using escrow funds, offset by an increase in estimated uncollectible revenue due to the increased allowance for and write off of Customer Notes, a decrease in notes receivable due to lower sales of Vacation Ownership Interests, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2007 for the expansion of VCA South Bend and Premiere Vacation Club at Bell Rock, an increase in accounts payable, and a smaller amount of cash paid for income taxes in 2008.

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations.  Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is necessary to provide sufficient cash to fund its normal operations.  As discussed earlier, the Company is currently unable to borrow under its facility, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in 2007 and 2008 was $1.9 million and $2.0 million, respectively.  The increase in net cash used in investing activities is due to reduced ILX-Bruno capital expenditures for projects in Sedona, offset by proceeds from the sale of other assets to First Piggy LLC and cash received from First Piggy LLC when the Company subsequently assumed all of the membership interests in 2007.

Net cash used in financing activities was $1.8 million in 2007 and $0.6 million in 2008.  The decrease in cash used in financing activities in 2008 reflects reduced acquisitions of treasury stock and a reduction in cash paid for dividends.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.  However, under the stay discussed in Chapter 11 Process, the Company is not currently repaying borrowings against such notes.

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for employees that aligns their interests with those of the Company.  No contribution was made in 2008 or 2007.

The ESOP may purchase additional shares for future year contributions through loans made directly to the ESOP and guaranteed by the Company.

Credit Facilities and Capital

The Company’s agreement with a financial institution for a commitment of $30.0 million under which the Company sold certain of its Customer Notes expired in June 2008.  The agreement provided for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes were sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.

At December 31, 2008, the Company also has a financing commitment for $20.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%, have a draw period through December 2009 and a maturity date of 2013.  At December 31, 2008, approximately $7.5 million is available under this commitment.  However, the Company may not currently borrow on this facility due to its March 2, 2009 filing under Chapter 11 of the United State Bankruptcy Code.

In May 2002, the Company registered with the Arizona Department of Real Estate and annexed to Premiere Vacation Club Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock.  This property was acquired by the Company through the assumption of an existing mortgage which did not provide for release provisions.  In order to facilitate the registration, the Company secured a guaranty commitment from one of its lenders, opened an escrow account and made monthly release payments.  The balance of this escrow account of $2,788,198 at December 31, 2006 was included in other assets.  In November 2007, the existing mortgage of $3,828,722 plus accrued interest and fees was paid off using the escrow account funds of $3,273,547 and funds borrowed on an existing credit facility of $582,794.

In January 2008, the Company amended an existing note payable due March 1, 2008 to extend the maturity date to March 1, 2010.  All other terms remain unchanged.

In March 2007, the Company amended an existing construction loan to secure an additional $3.5 million to finance the expansion of Premiere Vacation Club at Bell Rock.  The maturity date was also extended to March 2012.  In September 2007, the construction loan was further amended to provide for an additional $1.0 million in borrowing to finance the remaining amount necessary to payoff the existing mortgage on Premiere Vacation Club at Bell Rock and fund the construction of the Winner’s Circle suites at Los Abrigados.  In February 2008 the construction loan was further amended to provide for an additional $1.9 million in financing, increase the interest rate by 1.0% to 10.0% and extend the maturity date to February 2013.  All other terms remained the same.

In October 2008, the Company amended an existing line of credit with a borrowing limit of $1,750,000 to extend the maturity date to September 30, 2009, and in January 2009 reduced the borrowing limit to $750,000 and changed the interest rate to libor plus 3.84%, but not less than 4.25%, from prime plus 1%.

In December 2008, the Company amended an existing $1.0 million line of credit to extend the maturity date to May 31, 2009.

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to and has agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company would pay $20,000 each year beginning August 1, 2007 for five years, all of which would apply to the purchase price.  In April 2008, the Company paid an advance deposit of $200,000 in satisfaction of the remaining option payments and the repurchase price was reduced to $800,000.

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

The Company is not in compliance with certain of its loan covenants which include Debt Service Coverage Ratios and a Tangible Net Worth ratio.  In addition, the March 2009 Chapter 11 filing constitutes an event of default under the Company’s loan agreements.

As part of its reorganization, the Company may negotiate additional credit facilities, including leases, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management and the Bankruptcy Court deems prudent.  There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

The Company continues to assess its liquidity position due to current economic conditions, sales challenges and expenses associated with the Chapter 11 Bankruptcy proceeding and the uncertainty of credit markets.

Off-Balance Sheet Arrangements

In April 2008, the Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and the Premiere Vacation Club homeowners’ association (“PVC”) entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of December 31, 2008 were $1,250,000.

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s two most recent fiscal years.  However, to the extent inflationary trends affect short-term interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sold customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at December 31, 2008, then based on the $19.0 million balance of variable rate debt at December 31, 2008, interest expense would increase or decrease by approximately $190,000 (before income taxes) per annum.

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

At December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report  on internal control over financial reporting (“Annual Report”) does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information concerning the directors as of February 28, 2009 is set forth below.  Except as set forth herein, none of the directors are officers or directors of any other publicly owned corporation or entity.

Name	Age	Director Since
Steven R. Chanen	55	1995
Wayne M. Greenholtz	68	2003
Joseph P. Martori	67	1986
Joseph P. Martori, II	39	1999
Patrick J. McGroder III	63	1997
James W. Myers	74	2004
Nancy J. Stone	51	1989
Steven A. White	64	2001
Edward S. Zielinski	57	1996

Directors

Steven R. Chanen has served as a director of the Company since July 1995 when he was elected as an independent director.  Mr. Chanen has served as President of Chanen Construction Company, Inc., Phoenix, Arizona, since 1989.  Chanen Construction, formed in 1955, is a premier builder in the Southwest with such projects as Terminals 2 and 4 at Phoenix Sky Harbor International Airport, the 535-room Sheraton Hotel at Fisherman’s Wharf in San Francisco, California and the Midwestern University Medical School campuses in Glendale, Arizona and Chicago, Illinois.  Prior thereto, Mr. Chanen served as shareholder and director of Wentworth & Lundin law firm from 1980 to 1986, practicing in the areas of corporate finance and securities.  Mr. Chanen received B.S. and J.D. degrees from Arizona State University.

Wayne M. Greenholtz has served as a director of the Company since April 2003 when he was elected as an independent director. Mr. Greenholtz is President of Nedra Capital, an independent specialty finance and consulting company which he founded in January 2000.  From 1995 until 2000, Mr. Greenholtz served as Senior Vice President of Litchfield Financial Corporation, overseeing the operations of their Denver, Colorado facility until the company was acquired by Textron Financial Corporation.  For twelve years prior to 1995, Mr. Greenholtz was Senior Vice President and Chief Operating Officer for Government Employees Financial Corporation, a subsidiary of GEICO Corporation that specialized in banking, finance and resort development, marketing and finance.  Overall, Mr. Greenholtz has in excess of 30 years experience in financial services, with emphasis in serving the resort/hospitality industry.  Mr. Greenholtz attended the University of Maryland.

Joseph P. Martori has served as a director of the Company since its inception and as Chairman of the Board since 1991.  Mr. Martori served as President from November 1993 through 1995 and has served as Chief Executive Officer since 1994.  Prior thereto, Mr. Martori was engaged in the private practice of law since 1967 with the New York City law firm of Sullivan & Cromwell; the Phoenix law firms of Snell & Wilmer; Martori, Meyer, Hendricks & Victor, P.A. (of which he was a founding member); and Brown & Bain, P.A. (of which he was the Chairman of the Corporate, Real Estate and Banking Department).  Mr. Martori was a founder of Firstar Metropolitan Bank & Trust in Phoenix and served on its Board of Directors from 1983 to 2001.  Mr. Martori is Chairman of the Board of MEI, an investment company that holds 16.8% of the Company’s outstanding Common Stock.  Mr. Martori is a member of the Board of Trustees of The Lawyers’ Committee for Civil Rights under Law.  Mr. Martori received a B.S. degree and an M.B.A. degree in finance from New York University and a J.D. degree from the University of Notre Dame Law School.  Mr. Martori is the father of Joseph P. Martori, II.

Joseph P. Martori, II has served as Vice Chairman of the Company since March 2007 and as a director since July 1999.  He has been employed by the Company since October 1995, has been a Vice President since June 1996, a Senior Vice President since June 2000, an Executive Vice President since June 2001 and Chief Sales and Marketing Officer since March 2007.  Mr. Martori has also served as Executive Vice President of Sales of Varsity Clubs of America Incorporated since July 1997, in which role he oversees the operations of the Company’s Varsity Clubs sales offices.  From September 1993 until August 1995, Mr. Martori attended the University of New Mexico in the Anderson School of Management MBA program.  Mr. Martori holds a B.S. degree in Agriculture from the University of Arizona.  Joseph P. Martori, II is the son of Joseph P. Martori.

Patrick J. McGroder III has served as a director of the Company since June 1997 when he was elected as an independent director.  Mr. McGroder has been a trial lawyer engaged in the practice of law since 1970, currently with the law firm of Gallagher & Kennedy, P.A.  Prior thereto, Mr. McGroder served as a member of the law firm of Goldstein & McGroder, Ltd. of Phoenix, Arizona (which he co-founded) from 1990 through 2001.  Mr. McGroder received a B.A. degree from the University of Notre Dame and a J.D. degree from the University of Arizona School of Law.

James W. Myers has served as director of the Company since June 2004 when he was elected as an independent director and from July 1995 through December 2002.  Mr. Myers has served as Chief Executive Officer of Myers Management and Capital Group, Inc., a management consulting firm he founded, since December 1995 and was also Chief Executive Officer for CMC Golf, Inc. from 2003 through December 2007.  Effective January 2008, Mr. Myers moved from Chief Executive Officer to Chairman of CMC Golf, Inc. From 1986 to 1995, Mr. Myers was President and Chief Executive Officer of Myers Craig Vallone Francois, Inc., an investment banking and management advisory firm he also founded.  Prior thereto, Mr. Myers held executive positions with a variety of public and private companies from 1956 to 1986.  Mr. Myers also serves as a director of China Mist Tea, CMC Golf, Inc., Landiscor, Inc., and Science Care.  Mr. Myers received a B.S. degree from Northwestern University and an M.B.A. degree from the University of Chicago.

Nancy J. Stone has served as Vice Chairman of the Company since March 2007 and as a director of the Company since April 1989, and as President and Chief Operating Officer since January 1996.  Ms. Stone served as Chief Financial Officer of the Company from July 1993 to December 1997, as well as from January 1990 to April 1992, and as Executive Vice President from July 1993 to December 1995.  Ms. Stone also served as Vice President of Finance and Secretary of the Company from April 1987 to December 1989.  She is a Certified Public Accountant in the State of Arizona.  Ms. Stone received a B.A. degree in accounting and finance from Michigan State University and an M.B.A. degree from Arizona State University.

Steven A. White has served as a director of the Company since September 2001 when he was elected as an independent director.  Mr. White has served as Chief Executive Officer of The Boston Financial Corporation, a financial consulting and real estate finance company, since 1974.

Edward S. Zielinski has served as a director and Executive Vice President of the Company since January 1996, and as President and Chief Operating Officer of Varsity Clubs of America Incorporated since July 1997.  Mr. Zielinski served as Senior Vice President of the Company from January 1994 to December 1995 and as General Manager of Los Abrigados Resort & Spa from December 1992 until January 1994, and in various other executive positions with the Company since November 1988.  Mr. Zielinski has more than twenty-five years of resort management and marketing experience in both domestic and international markets.

EXECUTIVE MANAGEMENT

The following table sets forth certain information concerning the Company’s executive officers and certain key employees.  Except as otherwise noted, none of the executive officers are directors or officers of any other publicly owned corporation or entity.

Name	Age	Position

Joseph P. Martori	67	Chairman of the Board and Chief Executive Officer
Nancy J. Stone	51	Vice Chairman, President and Chief Operating Officer
Joseph P. Martori, II	39	Vice Chairman, Chief Sales and Marketing Officer, Executive Vice President of Sales of Varsity Clubs of America Incorporated
Edward S. Zielinski	57	Executive Vice President, President and Chief Operating Officer of Varsity Clubs of America Incorporated and Director
Margaret M. Eardley	40	Executive Vice President, Chief Financial Officer, and Secretary
Thomas F. Dunlap	60	Executive Vice President
Ty D. Krehbiel	39	Executive Vice President

Executive Officers

Joseph P. Martori has served as a director of the Company since its inception and as Chairman of the Board since 1991.  Mr. Martori served as President from November 1993 through 1995 and has served as Chief Executive Officer since 1994.  Prior thereto, Mr. Martori was engaged in the private practice of law since 1967 with the New York City law firm of Sullivan & Cromwell; the Phoenix law firms of Snell & Wilmer; Martori, Meyer, Hendricks & Victor, P.A. (of which he was a founding member); and Brown & Bain, P.A. (of which he was the Chairman of the Corporate, Real Estate and Banking Department).  Mr. Martori was a founder of Firstar Metropolitan Bank & Trust in Phoenix and served on its Board of Directors from 1983 to 2001.  Mr. Martori is Chairman of the Board of MEI, an investment company that holds 16.8% of the Company’s outstanding Common Stock.  Mr. Martori is a member of the Board of Trustees of The Lawyers’ Committee for Civil Rights under Law.  Mr. Martori received a B.S. degree and an M.B.A. degree in finance from New York University and a J.D. degree from the University of Notre Dame Law School.  Mr. Martori is the father of board member and executive officer Joseph P. Martori, II.

Nancy J. Stone has served as Vice Chairman since March 2007 and as a director of the Company since April 1989 and as President and Chief Operating Officer since January 1996.  Ms. Stone served as Chief Financial Officer of the Company from July 1993 to December 1997, as well as from January 1990 to April 1992, and as Executive Vice President from July 1993 to December 1995.  Ms. Stone also served as Vice President of Finance and Secretary of the Company from April 1987 to December 1989.  She is a Certified Public Accountant in the State of Arizona.  Ms. Stone received a B.A. degree in accounting and finance from Michigan State University and an M.B.A. degree from Arizona State University.

Joseph P. Martori, II has served as Vice Chairman since March 2007 and as a director of the Company since July 1999.  He has been employed by the Company since October 1995, has been a Vice President since June 1996, a Senior Vice President since June 2000, an Executive Vice President since June 2001 and Chief Sales and Marketing Officer since March 2007.  Mr. Martori has also served as Executive Vice President of Sales of Varsity Clubs of America Incorporated since July 1997, in which role he oversees the operations of the Company’s Varsity Clubs sales offices.  From September 1993 until August 1995, Mr. Martori attended the University of New Mexico in the Anderson School of Management MBA program.  Mr. Martori holds a B.S. degree in Agriculture from the University of Arizona.  Joseph P. Martori, II is the son of Joseph P. Martori.

Edward S. Zielinski has served as a director and Executive Vice President of the Company since January 1996, and as President and Chief Operating Officer of Varsity Clubs of America Incorporated since July 1997.  Mr. Zielinski served as Senior Vice President of the Company from January 1994 to December 1995 and as General Manager of Los Abrigados Resort & Spa from December 1992 until January 1994, and in various other executive positions with the Company since November 1988.  Mr. Zielinski has more than twenty-five years of resort management and marketing experience in both domestic and international markets.

Margaret M. Eardley has served as Executive Vice President and Chief Financial Officer of the Company since October 2001 and from March 2000 to July 2000 and Secretary since December 2004.  Ms. Eardley was Vice President, Chief Financial Officer and Chief Operating Officer of Republic Western Insurance Company from August 2000 to 2001.  Ms. Eardley received a B.S. degree in Finance from Arizona State University and an M.B.A. from the University of Phoenix.

Thomas F. Dunlap has served as Executive Vice President since September 2002.  Mr. Dunlap oversees certain of the Company’s sales and marketing operations.  Prior thereto, Mr. Dunlap served as Vacation Ownership Director for London Bridge Resort from June 1990 to July 2001.  Mr. Dunlap has more than twenty-five years of sales and marketing experience in the vacation ownership industry.

Ty D. Krehbiel has served as Executive Vice President since April 2006. He served as Senior Vice President of the Company since February 2006 and as a Vice President since June of 1998. Mr. Krehbiel's direct responsibilities within the organization have included management of sales and marketing of vacation ownership interests at multiple locations, as well as overseeing resort operations, sales and marketing at Kohl’s Ranch. Mr. Krehbiel has more than thirteen years of management tenure with the Company in sales and marketing of vacation ownership interests.

The Company has adopted a code of ethics that applies to the registrant’s executive officers.  The code can be viewed on the Corporate Governance section of the Company’s website, www.ilxresorts.com.

Board of Directors and Committees of the Board of Directors Meetings

The Board of Directors of the Company met four times during the fiscal year ended December 31, 2008.  All directors attended a minimum of 75% of the meetings of the Board of Directors, during the period they served as a director, and the Committees of the Board of Directors, if any, upon which such director served during the 2008 fiscal year except for Mr. McGroder, who attended 25% of the meetings.  The Company does not have a policy regarding board members’ attendance at annual meetings; however, all directors but one were present at the 2008 annual meeting.

Shareholders may send communications to the Board of Directors at:  Board of Directors, ILX Resorts Incorporated, 2111 E. Highland Avenue, Suite 200, Phoenix, Arizona 85016.  Please specify individual director’s name on envelope if appropriate.  All communications from shareholders are sent directly to the directors.

The Company does not have a policy regarding consideration of director candidates recommended by shareholders, but it does consider director recommendations from all sources.  Recommendations for director candidates submitted to the Secretary of the Company will be provided to the Board of Directors.

For purposes of determining independence, the Board observes all criteria for independence established by the SEC.

The Board of Directors maintains an audit committee (“Audit Committee”), a compensation committee (“Compensation Committee”), and an executive committee.

Audit Committee

The Audit Committee, which consists of Messrs. Greenholtz, McGroder and White, met four times during fiscal year 2008.  The Audit Committee is responsible for appointing, compensating and overseeing the work of the Company’s independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring the Company’s financial policies and control procedures, and engaging, reviewing and monitoring the provision of non-audit services by the Company’s auditors.  The Audit Committee operates under a written charter, a copy of which is available in the Corporate Governance section of the Company’s website, www.ilxresorts.com, or by writing to Attention:  Corporate Secretary, 2111 E. Highland Ave., Suite 200, Phoenix, AZ 85016.

The Company’s Board of Directors has determined that the Audit Committee members meet the independence standards as set forth by AMEX Section 803(A). In addition, the Board of Directors has determined that Mr. Greenholtz is its Audit Committee financial expert.

Compensation Committee

The Compensation Committee, which consists of Messrs. Chanen, McGroder, and White met once during fiscal year 2008.  The Committee does not have a charter, but the function of the Committee is to provide recommendations to the Board of Directors regarding the compensation of executive officers of the Company and regarding the compensation policies and practices of the Company.  The Compensation Committee also administers the Company’s Stock Bonus Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2008 and continuing through 2009 is or has been an officer or employee of the Company.  There are no Compensation Committee interlock relationships with respect to ILX.

AUDIT COMMITTEE REPORT

The Board of Directors maintains an Audit Committee comprised of three of the Company’s independent directors.  The Board of Directors and the Audit Committee believe that the Audit Committee’s current member composition satisfies the current rule of the American Stock Exchange (“AMEX”) that governs audit committee composition, including the requirement that audit committee members all be “independent directors” as that term is defined by AMEX Section 803(A).

The Audit Committee oversees the Company’s financial process on behalf of the Board of Directors.  Management has the primary responsibility for the consolidated financial statements and the reporting process including the systems of internal controls.   The Audit Committee has reviewed and discussed the audited financial statements with management.

The Audit Committee has also reviewed the audited financial statements with the independent auditors and such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards, including Statement on Auditing Standards No. 61 as may be modified or supplemented.  In addition the Audit Committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures and the letter from the independent auditors required by the Independence Standards Board Standard No. 1 as may be modified or supplemented.

Based on the reviews and discussions above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

THE ILX RESORTS INCORPORATED AUDIT COMMITTEE
Wayne M. Greenholtz
Patrick J. McGroder III
Steven A. White

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Based solely upon the written representations of the Company’s directors, executive officers and ten percent holders and review of Forms 3, 4, and 5 and amendments thereto furnished to the Company, the Company is not aware of any late filing for the year ended December 31, 2008.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We rely on our executives’ judgment, initiative and effort in order to operate successfully.  Therefore, we strive to compensate our executives in order to align their interests with our long-term interests and those of our shareholders.   Our compensation plan is designed to attract and retain qualified senior executives and reward them for their contribution to our leadership, growth and profitability.  The Chief Executive Officer and President provide input to the members of the Compensation Committee to set compensation programs.  Our compensation components include a mix of base salary, discretionary bonuses, discretionary equity based grants and retirement programs for all executives and, for certain executives who oversee our sales operations, compensation may also include commission as a percentage of vacation ownership interest sales.

The base salary component, as noted in column (c) of the Summary Compensation Table, is the principal component of all executive compensation except for certain executives who oversee our sales operations.   We consider each executive’s position compared to other executives, their areas of responsibility, their performance and achievement of past performance objectives.  We also informally gather salary information from our peer group or similar companies.  In 2008, the base salary component remained equal at $200,000 for all Executive Vice Presidents, except for certain executives whose primary responsibility is the sale of vacation ownership interests, in order to foster a teamwork atmosphere and communicate that we are all equally responsible for the success of our objectives.  In addition, the President’s base salary remained at $125,000 more than that of the Executive Vice Presidents’ as compensation for her additional leadership and responsibility.  In January 2008, the Chief Executive Officer voluntarily reduced his salary from $450,000 to $325,000.  In response to the continued difficult economic climate and its impact on our business, in January 2009 all Executive Vice Presidents’ currently payable base salaries (except for those executives whose primary responsibility is the sale of vacation ownership interests) were reduced to $150,000, the President’s currently payable base salary was reduced to $225,000 and the Chief Executive Officer’s currently payable base salary was reduced to $150,000.  At the discretion of the Compensation Committee, all or a portion of the reductions in salaries may be treated as deferred compensation and such deferrals may be payable in the future in cash, equity or otherwise.

The Executive Vice President whose primary responsibility is the sale of vacation ownership interests is principally compensated on commissions as a percentage of vacation ownership interest sales.  The commission component is indicated in column (d) of the Summary Compensation Table.  The percentage is confidential and could result in competitive harm if disclosed.  We determine the percentage by analyzing profit margins of sales of vacation ownership interests.

We adopted the Stock Bonus Plan, after shareholder approval, in 2005.  The Stock Bonus Plan encourages and enables executives and certain other employees to acquire and retain common stock ownership, aids in retention and compensates them for contributions to our growth and profits.  We evaluate the Company’s overall results as well as each executive’s annual performance in December and typically issue shares under the Stock Bonus Plan in January.  The shares normally vest in three years and require the recipient to be employed on the vesting date in order to encourage longevity.  We did not issue any shares to Executive Officers in 2008 or 2009.  The breakdown of the value of shares issued to each named executive officer is noted in column (e) of the Summary Compensation Table.  The value is determined as 80% of our stock price on the date of issuance.  The expense is deferred and recognized pro-rata over the vesting period.  The unrecognized portion for shares issued in 2005, 2006 and 2007 is in deferred compensation on our balance sheet.  Each named executive’s number and value of unvested shares issued under the Stock Bonus Plan in 2005, 2006 and 2007 are listed in the Outstanding Equity Awards At Fiscal Year-End table under the Stock Awards columns.  The value of each executive’s stock will be added to their taxable earnings in the year in which their shares are fully vested.

We sometimes grant cash bonuses.  The cash bonuses are discretionary and are used to recognize contributions above and beyond base salary.

We have an Employee Stock Ownership Plan for the benefit of all employees, including executives.  We determine total contributions to the Plan based on overall profitability and allocations to individuals are based on participant earnings and formulas defined in the Plans that comply with Internal Revenue Service regulations.   No contribution was made to the Employee Stock Ownership Plan for the year ended December 31, 2008.  Our Profit Sharing Plan, which was established for the benefit of all employees including executives, was terminated effective September 15, 2008. No contributions were made to the Profit Sharing Plan in 2008.

We have no employment contracts and no termination arrangements with any of our executives.

We comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (“Tax Code”).  The Tax Code limits the corporate deduction for aggregate compensation paid to Named Executive Officers to $1,000,000 per year, unless certain requirements are met.  We have reviewed the impact of the Tax Code provision on the current compensation package for the Named Executive Officers and none of the Named Executive Officers will exceed the applicable limit.  We will continue to review the impact of this Tax Code Section and make appropriate recommendations to shareholders in the future.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and has recommended to the Board of Directors that it be included in the Company’s Proxy Statement.

The ILX RESORTS INCORPORATED COMPENSATION COMMITTEE
Steven R. Chanen
Patrick J. McGroder, III
Steven A. White

The table below summarizes the total compensation paid or earned by the Chief Executive Officer, the Chief Financial Officer and the other most highly compensated executive officers for the fiscal years ended December 31, 2006, December 31, 2007 and December 31, 2008.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
						Non-	and Nonqualified
						Equity	Deferred	All
Name and				Stock	Option	Incentive	Compensation	Other
Principal				Award(s)	Award(s)	Plan Comp-	Earnings	Compensation	Total
Position	Year	Salary($)	Bonus ($)	($)	($)	ensation ($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Joseph P. Martori	2008	$330,213	$-	$-	$-	$-	$-	$-	330,213
Chairman and	2007	471,154	-	-	-	-	-	-	471,154
Chief Executive Officer	2006	354,000	-	-	-	-	-	-	354,000

Margaret M. Eardley	2008	200,000	-	-	-	-	-	-	200,000
Executive Vice President	2007	212,692	-	30,144 [1]	-	-	-	-	242,836
Chief Financial Officer	2006	172,000	-	41,550 [1]	-	-	-	21,542 [2]	235,092

Nancy J. Stone	2008	325,000	-	-	-	-	-	-	325,000
Vice Chairman and	2007	342,684	-	37,680 [1]	-	-	-	-	380,364
President	2006	303,000	-	58,170 [1]	-	-	-	33,716 [3]	394,886

Joseph P. Martori, II	2008	200,000	-	-	-	-	-	-	200,000
Vice Chairman and	2007	200,000	-	30,144 [1]	-	-	-	-	230,144
Chief Sales and Marketing Officer	2006	147,116	-	33,240 [1]	-	-	-	21,792 [4]	202,148

Edward S. Zielinski	2008	200,000	-	-	-	-	-	-	200,000
Executive Vice President	2007	200,000	-	30,144 [1]	-	-	-	-	230,144
	2006	190,000	-	33,240 [1]	-	-	-	18,975 [5]	242,215

Thomas F. Dunlap	2008	180,000	-	-	-	-	-	-	180,000
Executive Vice President	2007	180,000	260 [6]	15,072 [1]	-	-	-	-	195,332
	2006	180,000	6,091 [6]	16,620 [1]	-	-	-	13,584 [7]	216,295

Ty D. Krehbiel	2008	51,202	80,951 [8]	-	-	-	-	-	132,154
Executive Vice President	2007	36,000	110,134 [8]	7,536 [1]	-	-	-	-	153,670
	2006	62,712	96,765 [8]	31,740 [1]	-	-	-	9,987 [9]	201,204

________________________

[1]	Includes stock issued under the Stock Bonus Plan. See the Grants of Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year End Table for additional information.
[2]	Includes 1,875 shares of Common Stock at $7.70 per share for 1,125 shares, $7.02 per share for 375 shares and $8.31 per share for 375 shares issued in 2005 and 2006 but which did not vest until 2006.
[3]	Includes 2,500 shares of Common Stock at $7.70 per share for 1,500 shares, $7.02 per share for 500 shares and $8.31 per share for 500 shares issued in 2005 and 2006 but which did not vest until 2006.
[4]	Includes 1,875 shares of Common Stock at $7.70 per share for 1,125 shares, $7.02 per share for 375 shares and $8.31 per share for 375 shares issued in 2005 and 2006 but which did not vest until 2006.
[5]	Includes 1,875 shares of Common Stock at $7.70 per share for 1,125 shares, $7.02 per share for 375 shares and $8.31 per share for 375 shares issued in 2005 and 2006 but which did not vest until 2006.
[6]	Includes profit participation bonus based on sales office results.
[7]	Includes 1,250 shares of Common Stock at $7.70 per share for 750 shares, $7.02 per share for 250 shares and $8.31 per share for 250 shares issued in 2005 and 2006 but which did not vest until 2006.
[8]	Includes commissions on sales of Vacation Ownership interests.
[9]	Includes 1,000 shares of Common Stock at $7.70 per share for 500 shares, $7.02 per share for 250 shares and $8.31 per share for 250 shares issued in 2005 and 2006 but which did not vest until 2006.

Stock Bonus Plan

The Company’s Stock Bonus Plan is administered by the Compensation Committee which selects the persons to whom stock is granted and determines the terms and conditions of each grant.

The purpose of the Stock Bonus Plan is to advance the interests of the Company and its shareholders, by encouraging and enabling selected officers, directors, consultants and key employees upon whose judgment, initiative and effort the Company is largely dependent for the successful conduct of its business, to acquire and retain a proprietary interest in the Company by ownership of its stock, to keep personnel of experience and ability in the employ of the Company and to compensate them for their contributions to the growth and profits of the Company and thereby induce them to continue to make such contributions in the future.

The Stock Bonus Plan provided for establishment of a Bonus Share Reserve to which 600,000 shares of the Company’s common stock were credited, 250,000 of which to be authorized and unissued shares of the Company's common stock or treasury stock, and 350,000 of which to be purchased by the Company on the open market or from affiliates of the Company, including from MEI, an entity controlled by Joseph P. Martori.  Through December 31, 2008, 213,685 remain in the authorized and unissued shares of the Company or treasury stock and 260,000 shares remain available to purchase on the open market or from affiliates.  All purchases by the Company on the open market or from affiliates are approved by a majority of the Company's independent directors. The price of shares acquired from affiliates is determined by a majority of the Company's independent directors, but may not exceed the fair market value of such shares at the time of purchase, and, if such shares are then listed on the NYSE AMEX Exchange or other recognized exchange or Nasdaq, the fair market value of such shares is the average of the mean between the opening and closing price as reported by such exchange or Nasdaq for each trading day over the 30 day period ending on the date of such purchase (“Agreement Date”).  Pursuant to Section 16 under the Exchange Act of 1934, the affiliate may not acquire shares of the Company's common stock, except pursuant to a transaction exempt from Section 16(b), within the six-month period preceding or following the Agreement Date.  Any Bonus Shares forfeited by Recipients are credited back to the Bonus Share Reserve.  There were no shares issued to Named Executive Officers for the year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

	Options Awards					Stock Awards

Equity
Incentive
									Equity	Plan
									Incentive	Awards:
			Equity						Plan	Market or
			Incentive						Awards:	Payout
			Plan						Number	Value
			Awards:					Market	of	of
	Number	Number	Number			Number		Value of	Unearned	Unearned
	of	of	of			of Shares		Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units		Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock		Stock	Other	Other
	Unexercised	Unexercised	Undexercised	Option		That Have		That Have	Rights	Rights
	Options	Options	Unearned	Exercise	Option	Not		Not	That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Not Vested	Not Vested
Name	Exercisable	Exercisable	(#)	($)	Date	(#)		($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
Joseph P. Martori
Chairman and
Chief Executive Officer	-	-	-	$ -	-	-		$ -	-	$ -
Margaret M. Eardley
Executive Vice President
Chief Financial Officer	-	-	-	-	-	9,000	[1]	5,310	-	-
Nancy J. Stone
President	-	-	-	-	-	12,000	[2]	7,080	-	-
Joseph P. Martori, II
Vice Chairman and
Chief Sales and Marketing Officer	-	-	-	-	-	8,000	[3]	4,720
Edward S. Zielinski
Executive Vice President	-	-	-	-	-	8,000	[4]	4,720	-	-
Thomas F. Dunlap
Executive Vice President	-	-	-	-	-	4,000	[5]	2,360	-	-
Ty D. Krehbiel
Executive Vice President	-	-	-	-	-	5,000	[6]	2,950	-	-

1
Shares issued under the Stock Bonus Plan; 5,000 of which were revocable in the event Ms. Eardley was not employed by the Company on January 15, 2009 and 4,000 of which are revocable in the event she is not employed on January 15, 2010.

[2]
Shares issued under the Stock Bonus Plan; 7,000 of which were revocable in the event Ms. Stone was not employed by the Company on January 15, 2009 and 5,000 of which are revocable in the event she is not employed on January 15, 2010.

[3]
Shares issued under the Stock Bonus Plan; 4,000 of which were revocable in the event Mr. Martori was not employed by the Company on January 15, 2009 and 4,000 of which are revocable in the event he is not employed by the Company on January 15, 2010.

[4]
Shares issued under the Stock Bonus Plan; 4,000 of which were revocable in the event Mr. Zielinski was not employed by the Company on January 15, 2009 and 4,000 of which are revocable in the event he is not employed by the Company on January 15, 2010.

[5]
Shares issued under the Stock Bonus Plan; 2,000 of which were revocable in the event Mr. Dunlap is not employed by the Company on January 15, 2009 and 2,000 of which are revocable in the event he is not employed by the Company on January 15, 2010.

[6]
Shares issued under the Stock Bonus Plan; 4,000 of which were revocable in the event Mr. Krehbiel was not employed by the Company on January 15, 2009 and 1,000 of which are revocable in the event he is not employed by the Company on January 15, 2010.

The following table summarizes stock awards that vested during the year ended December 31, 2008.

Option Exercises and Stock Vested

	Options Awards			Stock Awards

	Number of Shares		Value Realized	Number of Shares		Value Realized
	Acquired on Exercise		on Exercise	Acquired on Vesting		on Vesting
	(#	)	($)	(#	)	($)
Name (a)	(b)		(c)	(d)		(e)
Joseph P. Martori
Chairman and
Chief Executive Officer	-		$-	-		$-
Margaret M. Eardley
Executive Vice President
Chief Financial Officer	-		-	5,000		13,000
Nancy J. Stone
Vice Chairman and President	-		-	7,000		18,200
Joseph P. Martori, II
Vice Chairman and
Chief Sales and Marketing Officer	-		-	5,000		13,000
Edward S. Zielinski
Executive Vice President	-		-	5,000		13,000
Thomas F. Dunlap
Executive Vice President	-		-	-		-
Ty D. Krehbiel
Executive Vice President	-		-	2,000		5,200

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved
by Security Holders	-	N/A	473,685
Equity Compensation Plans Not
Approved by Security Holders	-	N/A	-
Total	-		473,685

Payments Upon Termination Or Change In Control

The Company has no employment contracts and no termination arrangements with any of our executives.  Unvested shares issued under the Stock Bonus Plan before or during 2007 will vest immediately upon change in control.

Payments Made Upon Termination Or Retirement

 Regardless of the manner in which a named executive officer’s employment terminates, they are entitled to receive amounts earned during employment.  These payments are not caused or precipitated by termination or change in control, and are payable or due to any employee of the Company regardless of whether or not the employee was terminated or a change in control has occurred.  Such amounts include:

•	vested amounts under the ILX Resorts Incorporated Employee Stock Ownership Plan;
•	earned but unpaid compensation; and
•	unused vacation pay (if termination is voluntary and adequate notice is given).

Director Compensation

The Company’s policy is to pay a fee for each Board of Directors’ meeting attended by directors who are not employees of the Company, and reimburse all directors for actual expenses incurred in connection with attending meetings of the Board of Directors.  The fee for each Board of Directors’ meeting attended by a non-employee director is $1,000.  Previously, all non-employee directors also received a grant of options to purchase 5,000 shares of Common Stock following their election to the Board of Directors.  The options were fully exercisable on the first anniversary of the date of grant.  In addition, all non-employee directors received a grant of options to purchase an additional 5,000 shares of Common Stock in December 2004.  The options were also fully exercisable on the first anniversary date of grant.  Directors are also entitled to complimentary accommodations at ILX resorts and are eligible for grants of stock under the Stock Bonus Plan.  The table below illustrates Director Compensation for the fiscal year ended December 31, 2008.

Director Compensation

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	of Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Steven R. Chanen	$4,000	$-	$-	$-	$-	$-	$4,000
Wayne M. Greenholtz	4,000	-	-	-	-	-	4,000
Patrick J. McGroder III	1,000	-	-	-	-	-	1,000
James W. Myers	4,000	-	-	-	-	-	4,000
Steven A. White	4,000	-	-	-	-	-	4,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS
AND MANAGEMENT

The following table sets forth, as of February 28, 2009, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner (+)	Number of Shares (l)	Percentage of Class
Joseph P. Martori	874,517 (2)	24.1%
Nancy J. Stone	205,278 (3)	5.6%
Joseph P. Martori, II	118,007 (4)	3.2%
Edward S. Zielinski	81,711 (5)	2.2%
Patrick J. McGroder III	50,938 (6)	1.4%
Wayne M. Greenholtz	29,667 (7)	*
Steven R. Chanen	11,000 (8)	*
Steven A. White	35,647 (9)	1.0%
James W. Myers	18,338 (10)	*
Margaret M. Eardley	23,045 (11)	*
Thomas F. Dunlap	8,359 (12)	*
Ty D. Krehbiel	22,504 (13)	*
Martori Enterprises Incorporated (“MEI”)	610,116	16.8%
Dimensional Fund Advisors Inc.	241,991 (14)	6.7%
1299 Ocean Ave., 11th Floor, Santa Monica, CA 90401
ILX Resorts Incorporated Employee Stock Ownership Plan & Trust	508,724 (15)	14.0%
All Directors and Officers as a Group (13 persons)	1,479,011 (16)	40.4%

* Less than 1%.
(+)	Unless otherwise indicated, each holder has the address: c/o ILX Resorts Incorporated, 2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days after the date set forth in the introductory paragraph above.  However, for purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or group of persons has or have the right to acquire from the Company within 60 days from the date set forth in the introductory paragraph above is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or of All Directors and Officers as a Group.

(2)
Includes 610,116 shares owned by MEI, of which Joseph P. Martori is a director and owner of 96% of the voting capital stock; 166,402 shares held in IRA accounts of which he is beneficiary; 16,012 shares held by his wife, Mia A. Martori and 21,173 shares, all of which are vested, allocated to him as an ESOP participant.

(3)
Includes 12,000 shares issued under the Stock Bonus Plan; 5,000 of which are revocable if Ms. Stone is not employed by the Company on January 15, 2010.  Also includes 7,304 shares held by her husband, Michael W. Stone and 21,173 shares, all of which are vested, allocated to her as an ESOP participant.

(4)
Includes 8,000 shares issued under the Stock Bonus Plan; 4,000 of which are revocable in the event Mr. Martori is not employed by the Company on January 15, 2010.  Also includes 12,085 shares, all of which are vested, allocated to him as an ESOP participant.

(5)
Includes 8,000 shares issued under the Stock Bonus Plan; 4,000 of which are revocable in the event Mr. Zielinski is not employed by the Company on January 15, 2010.  Also includes 247 shares held by Edward S. Zielinski as custodian for his son, Stefan Edward Zielinski, 117 shares held by his wife, Nancy Zielinski and 19,650 shares, all of which are vested, allocated to him as an ESOP participant.

(6)
Includes 1,500 shares held by the Patrick J. McGroder III and Susan McGroder Revocable Trust; 6,700 shares held by the McGroder Family Limited Partnership, in which Patrick J. McGroder III and Susan McGroder have a 99% interest; 2,293 shares held by Susan McGroder IRA; 20,000 shares held by McMac, L.L.C., an Arizona limited liability company of which Patrick J. McGroder III is one-third owner; 2,650 shares held by Mr. McGroder’s children’s irrevocable trusts as follows: 1,050 shares held by the Caroline E. McGroder 1992 Trust; 1,050 shares held by the Elizabeth McGroder 1992 Trust; 50 shares held by the Patrick J. McGroder IV 1992 Trust; and 500 shares by the Patrick J. McGroder IV UTMA Arizona Trust.  Also includes 1,000 shares issued under the Stock Bonus Plan of which all are revocable in the event Mr. McGroder does not provide service until March 1, 2010 and options to purchase 5,000 shares from the Company at $9.90 per share.

(7)
Includes 1,000 shares issued under the Stock Bonus Plan of which all are revocable in the event Mr. Greenholtz does not provide service through March 1, 2010, 1,000 shares owned by Nedra Capital and options to purchase 5,000 shares from the Company at $9.90 per share.

(8)
Includes 1,000 shares issued under the Stock Bonus Plan of which all are revocable in the event Mr. Chanen does not provide service through March 1, 2010 and options to purchase 5,000 shares from the Company at $9.90 per share.

(9)
Includes 1,000 shares issued under the Stock Bonus Plan of which all are revocable in the event Mr. White does not provide service through March 1, 2010, 1,500 shares held by the White Family Trust, 1,500 shares held by the White Family Limited Partnership, 1,050 shares held by his daughter, Kaci White, and options to purchase 5,000 shares from the Company at $9.90 per share.

(10)
Includes 1,000 shares issued under the Stock Bonus Plan all of which are revocable in the event Mr. Myers does not provide service through March 1, 2010 and options to purchase 5,000 shares from the Company at $9.90 per share.

(11)
Includes 10,000 shares issued under the Stock Bonus Plan; 5,000 of which are revocable in the event Ms. Eardley is not employed by the Company on January 15, 2010.  Also includes 3,189 shares, all of which are vested, allocated to her as an ESOP participant.

(12)
Includes 4,000 shares issued under the Stock Bonus Plan; 2,000 of which are revocable in the event Mr. Dunlap is not employed by the Company on January 15, 2010.  Also includes 1,870 shares (1,496 of which are vested) allocated to him as an ESOP participant.

(13)
Includes 5,000 shares issued under the Stock Bonus Plan; 1,000 of which are revocable in the event Mr. Krehbiel is not employed by the Company on January 15, 2010.  Also includes 12,378 shares, all of which are vested, allocated to him as an ESOP participant.

(14)
Number of shares as of December 31, 2008.  Dimensional Fund Advisors Inc. (“Dimensional”), is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts.  These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

   (15)       All shares have been allocated to participant accounts.

(16)
Includes options to purchase 25,000 shares from the Company. Excludes shares owned by the ILX Resorts Incorporated Employee Stock Ownership Plan & Trust, except those allocated to the accounts of Named Executive Officers.

The management of the Company is not aware of any change in control of the Company that has taken place since the beginning of the last fiscal year, nor of any contractual arrangements or pledges of securities, the operation of the terms of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain agreements or transactions between and among the Company and certain related parties in which the amount involved since January 1, 2008 exceeded $120,000.  It is the Company’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.  Management reviews the transactions as they occur and monitors them for compliance with the Code of Ethics, internal procedures, accounting procedures and applicable legal requirements.  Management or the Board of Directors approves such transactions.

In March 2002, the Company sold the Sedona Station (the Sedona Sales Office) to Edward John Martori (EJM).  EJM had been a creditor of the company and was a direct and indirect major shareholder of the Company.  The Company leased the Sedona Station from EJM under a nine-year lease agreement (at $165,000 per annum) and paid $151,250 in rent expense during the twelve months ended December 31, 2008.  In November 2008, EJM sold Sedona Station to MEI and the Company subsequently purchased it from MEI for $200,000 in cash and an existing note payable to a third party of $646,739.

Joseph P. Martori, Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board of MEI, which owned 16.8% of the Common Stock outstanding as of February 28, 2009.  The voting stock of MEI is controlled by Mr. Martori.

During 2003 through 2008, the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  PVC paid cash of $247,349 on notes payable to Genesis in 2008 and entered into an additional $239,205 of promissory notes related to the purchases. At December 31, 2008, deeds of trust for 665 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,546,048.

In 2005, the Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno LLC (“ILX-Bruno”) to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an outstanding promissory note from ILX-Bruno in the amount of $5,000,000 which is in default to the Company.  In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land.  In conjunction with the promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

In July 2007, the Company sold land and a building in Sedona, Arizona to Indian Wells Partners (“Indian Wells”).  Jerome White, the father of director Steven A. White, controls Indian Wells.  The Company leases back the property under a five year lease agreement, has an option to and has agreed to repurchase, and paid $80,004 in lease payments and $200,000 toward the option to repurchase during the twelve months ended December 31, 2008.

In September 2007, First Piggy LLC was formed to further the promotion of the Company’s “First Piggy” concept.  First Piggy LLC was 48% owned by Nancy J. Stone, Joseph P. Martori, II, MEI, Edward J. Martori, Steven A. White and Wayne M. Greenholtz (each owning 8% shares).  First Piggy LLC entered into an Asset Purchase agreement with the Company to purchase all intellectual and tangible personal property in connection with the First Piggy concept.  The purchase price was $130,000 in cash, a promissory note payable to the Company for $700,000 and a 20% interest in First Piggy LLC.  First Piggy LLC was capitalized with $600,000 from the above named individuals and MEI.  In November 2007, the Company entered into an Assignment of Membership Interest agreement with Ms. Stone, Mr. Martori, II, MEI, Mr. Martori, Mr. White and Mr. Greenholtz to purchase their collective 48% ownership interest for a $600,000 note payable.  In February 2008, $300,000 of the $600,000 note payable was satisfied through the issuance of 100,002 shares of the Company’s common stock and the remaining $300,000 plus interest was paid in cash.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 2011.  The Company has guaranteed the borrowings including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement under which it received cash of 1.0% of the maximum principal amount under the loan agreement.

Item 14.  Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

At the determination of the Audit Committee, the accounting firm of Hansen, Barnett & Maxwell, P.C. a professional corporation, was engaged as the Company’s principal accountants for the year ended December 31, 2008.  Hansen, Barnett & Maxwell also served as the Company’s principal accountants for the fiscal years ended December 31, 1998 through 2007.  The Board of Directors has not yet selected independent accountants for the fiscal year ending December 31, 2009 as its practice is to make the selection during the fourth quarter.

Audit Fees

Fees for the fiscal year 2008 audit and the review of Forms 10-Q will total $77,600. Fees for the fiscal year 2007 audit and the review of Forms 10-Q were $76,000.

Audit-Related Fees

Fees for the fiscal year 2008 and 2007 audits of the Company’s ESOP and Profit Sharing Plans were approximately $12,500 and $11,700 respectively.

Tax Fees

Fees for the fiscal year 2008 and 2007 tax compliance services were approximately $20,000 per year.

All Other Fees

There were no other fees in 2008 or 2007.

The Audit Committee approved 88.6% of the above fees. The only fees they did not approve were fees related to the Audit of the Company’s ESOP and Profit Sharing Plans.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)	Consolidated Financial Statements		Page or Method of Filing

	(i)	Report of Hansen, Barnett & Maxwell, P.C.	Page F-2
a professional corporation

	(ii)	Consolidated Financial Statements and	Pages F-3 through F-24
Notes to Consolidated Statements of
the Registrant, including Consolidated
Balance Sheets as of December 31,
2007 and 2008 and Consolidated
Statements of Operations,
Shareholders’ Equity and Cash
Flows for each of the two years
ended December 31, 2008 and 2007

(a) (2)	Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)	Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2009.

ILX Resorts Incorporated,
an Arizona corporation
(Registrant)

By:	/s/ Joseph P. Martori
Joseph P. Martori
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and	March 27, 2009
Joseph P. Martori	Chief Executive Officer
(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating	March 27, 2009
Nancy J. Stone	Officer and Vice Chairman

/s/ Joseph P. Martori, II	Chief Sales and Marketing Officer	March 27. 2009
Joseph P. Martori, II	and Vice Chairman

/s/ Margaret M. Eardley	Executive Vice President and	March 27, 2009
Margaret M. Eardley	Chief Financial Officer
(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief	March 27, 2009
Taryn L. Chmielewski	Accounting Officer

/s/ Edward S. Zielinski	Executive Vice President and	March 27, 2009
Edward S. Zielinski	Director

/s/ Steven R. Chanen	Director	March 27, 2009
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 27, 2009
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 27, 2009
Patrick J. McGroder III

/s/ James W. Myers	Director	March 27, 2009
James W. Myers

/s/ Steven A. White	Director	March 27, 2009
Steven A. White

INDEX TO FINANCIAL STATEMENTS

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILX Resorts Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company filed petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the Bankruptcy Code), and that raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan concerning this matter is also discussed in note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 31, 2009

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
ASSETS
Cash and cash equivalents, including restricted cash of $101,113 and $0, respectively	$3,332,922	$2,145,601
Notes receivable, net of allowance for uncollectible notes of $3,801,902 and $2,766,951, respectively (Notes 3 and 10)	35,369,404	19,297,008
Resort property held for Vacation Ownership Interest sales (Notes 3, 4 and 10)	18,655,976	23,997,073
Resort property under development	4,659,865	1,269,445
Land held for sale	585,511	586,681
Property and equipment, net (Notes 7, 10, 17 and 18)	20,003,338	21,007,739
Income tax receivable (Note 8)	-	31,892
Deferred tax asset (Note 8)	-	1,978,332
Other assets (Note 6)	2,611,469	2,492,211

TOTAL ASSETS	$85,218,485	$72,805,982

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,409,993	$1,847,903
Accrued expenses and other liabilities (Note 9)	3,784,582	3,864,210
Income tax payable (Note 8)	44,232	-
Notes payable (Notes 10, 18 and 21)	37,353,072	37,172,105
Note payable affiliate (Note 11)	600,000	-
Deferred income taxes (Note 8)	3,830,318	-

TOTAL LIABILITIES	47,022,197	42,884,218

MINORITY INTERESTS (Note 17)	2,032,716	1,981,390

COMMITMENTS AND CONTINGENCIES (Notes 12 and 19)

SHAREHOLDERS' EQUITY (Notes 13, 14 and 15)

Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding;liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,477,257 and 5,580,259 shares issued and outstanding	29,018,839	29,322,887
Treasury stock, at cost, 1,925,496 and 1,942,382 shares, respectively	(9,973,257)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(265,513)	(91,503)
Retained earnings	16,577,403	7,908,805
TOTAL SHAREHOLDERS' EQUITY	36,163,572	27,940,374

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$85,218,485	$72,805,982

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2007	2008
REVENUES:
Sales of Vacation Ownership Interests	$25,189,559	$19,709,009
Estimated uncollectible revenue (Note 3)	(1,100,556)	(15,463,222)
Resort operating revenue	20,905,687	20,442,014
Interest and finance income	3,564,791	2,669,978
Total revenues	48,559,481	27,357,779

COST OF SALES AND RESORT OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold (recovered) (Note 3)	3,224,956	(680,109)
Cost of resort operations	17,777,264	17,887,917
Sales and marketing	18,042,844	14,763,805
General and administrative	6,613,886	6,316,790
Depreciation and amortization (Notes 6 and 7)	1,476,812	1,148,944
Total cost of sales and resort operating expenses	47,135,762	39,437,347

Timeshare and resort operating income (loss)	1,423,719	(12,079,568)

Income from land and other, net (including Related Party) (Note 17)	88,593	135,455

Total operating income (loss)	1,512,312	(11,944,113)

Interest expense (Note 10)	(2,708,186)	(2,598,508)

Loss before income taxes and minority interest	(1,195,874)	(14,542,621)

Income tax benefit (Note 8)	464,560	5,836,222

Loss before minority interest	(731,314)	(8,706,399)

Minority interest in loss of consolidated subsidiary	34,375	51,326

NET LOSS	$(696,939)	$(8,655,073)

BASIC AND DILUTED NET LOSS PER SHARE (Note 5)

Total Basic net loss per share	$(0.21)	$(2.39)

Total Diluted net loss per share	$(0.21)	$(2.39)

DIVIDENDS PER SHARE	$0.375	$-

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid In	Deferred	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Total

BALANCES, DECEMBER 31, 2006	117,722	$746,665	5,340,583	$27,791,330	(1,859,322)	$(9,341,937)	$59,435	$(258,833)	$18,804,526	37,801,186

Net loss									(696,939)	(696,939)
Issuance of common stock			35,000	263,880				(263,880)		-
Common stock dividends									(1,591,309)	(1,591,309)
Shares issued under DRIP plan			101,674	963,629						963,629
Shares issued under DRIP plan to treasury					(28,974)	(274,230)			274,230	-
Amortization of deferred compensation								257,200		257,200
Acquisition of treasury shares					(37,200)	(357,090)				(357,090)
Distribution to First Piggy LLC Members									(166,317)	(166,317)
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2007	117,722	746,665	5,477,257	29,018,839	(1,925,496)	(9,973,257)	59,435	(265,513)	16,577,403	36,163,572

Net loss									(8,655,073)	(8,655,073)
Issuance of common stock			103,002	304,048				(4,048)		300,000
Amortization of deferred compensation								178,058		178,058
Acquisition of treasury shares					(16,886)	(32,658)				(32,658)
Distribution to First Piggy LLC Members									33,263	33,263
Payment of preferred stock dividends									(46,788)	(46,788)

BALANCES, DECEMBER 31, 2008	117,722	$746,665	5,580,259	$29,322,887	(1,942,382)	$(10,005,915)	$59,435	$(91,503)	$7,908,805	$27,940,374

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2008
OPERATING ACTIVITIES:
Net loss	$(696,939)	$(8,655,073)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on sale of property and equipment	1,624	3,913
Gain of sale of investment in common stock	(29,327)	-
Minority interest in net loss	(34,375)	(51,326)
Income tax benefit	(464,560)	(5,836,222)
Estimated uncollectible revenue	1,100,556	15,463,222
Depreciation and amortization	1,476,812	1,148,944
Amortization of deferred compensation	257,200	178,058
Change in assets and liabilities:
Decrease in notes receivable, net	343,380	609,174
Increase in resort property held for Vacation Ownership Interest sales	(1,251,052)	(5,341,097)
(Increase) decrease in resort property under development	(2,425,264)	3,390,420
Increase in land held for sale	(18,918)	(1,170)
Increase in income tax receivable	-	(31,892)
Decrease (increase) in other assets	3,303,984	(52,766)
(Decrease) increase in accounts payable	(232,771)	437,910
Increase in accrued and other liabilities	787,144	79,628
(Decrease) increase in deferred income taxes	(219,991)	27,572
Decrease in income taxes payable	(486,395)	(44,232)

Net cash provided by operating activities	1,411,108	1,325,063

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,373,610)	(1,987,034)
Proceeds from sale of other assets	100,000	-
Proceeds from sale of investment in common stock	29,327	-
Proceeds from sale of property and equipment	11,383	1,800
Assumption of First Piggy LLC membership interests	339,842	33,263

Net cash used in investing activities	(1,893,058)	(1,951,971)

FINANCING ACTIVITIES:
Proceeds from notes payable	15,180,221	11,591,011
Principal payments on notes payable	(15,508,464)	(11,771,978)
Principal payments on notes payable to affiliates	-	(300,000)
Preferred stock dividend	(46,788)	(46,788)
Acquisition of treasury stock	(357,090)	(32,658)
Common stock dividend	(1,036,728)	-

Net cash used in financing activities	(1,768,849)	(560,413)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,250,799)	(1,187,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,583,721	3,332,922
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,332,922	$2,145,601

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Value of dividend shares issued under DRIP plan	$963,629	$-
Deferred compensation resulting from unvested common stock issuance	263,880	4,048
Assets acquired through capital lease	406,205	-
Common stock issued to repay portion of note payable to affiliate	-	300,000

See notes to consolidated financial statements

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 1. Chapter 11 Reorganization

On March 2, 2009 (the “Petition Date”), ILX Resorts Incorporated (“ILX” or the “Company”) and fifteen of its subsidiaries and limited liability companies (“the Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the United States Bankruptcy Court for the District of Arizona (“the Bankruptcy Court”).  The cases are being jointly administered under Case Number 2:09-BK-03594-RTB.  The Company cannot provide any assurance as to what values, if any, will be ascribed in the bankruptcy proceedings to various pre-petition liabilities, common stock and other securities. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities. Trading of the Company’s common stock on the NYSE AMEX exchange was suspended on March 2, 2009 and the stock was subsequently delisted on March 13, 2009.

Reporting Requirements

As a result of its bankruptcy filing, the Company will be periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to recent economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

First Day Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral for a period of 120 days.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.  The Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Vendors are being paid for goods and services provided after the Petition Date in the ordinary course of business.  Under the Bankruptcy Code, the Company may assume or reject certain unexpired leases subject to the Bankruptcy Court and certain other conditions.  As of the filing date of this report, the Debtors have filed motions to reject six operating leases.

Plan of Reorganization

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan.  There can be no assurance at this time that the Company will be able to restructure as a going concern or that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to secure future financing; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Liquidity and Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes a continuing of operations and the realization of assets and liabilities in the ordinary course of business.  The consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.  The Company has liquidity needs in the operation of its business which are eased by the use of cash collateral discussed above.  In order to address liquidity concerns, the Company has made expense reductions and scaled back its sales and marketing operations.  It has also rejected certain lease agreements as discussed above.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX, and its wholly owned and majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

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

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Leasehold improvements are stated at cost and are depreciated over the term of the lease.  Depreciation expense was $1,185,215 and $976,920 for the years ended December 31, 2007 and 2008, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2008, the Company does not consider any of its long-lived assets to be impaired.

Income Tax Interest and Penalties

The Company recognizes interest and penalties on the underpayment of income taxes as income tax expense.

Segment Reporting

The Company has a single segment in the timeshare resort industry.  Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

Net Income Per Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities (Note 5).

Stock Based Compensation

The Company records stock based compensation in accordance with the provisions of SFAS No. 123R.  Under the standard, the Company is required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of operations.

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  Restricted cash included cash held for construction activities.  At December 31, 2007 and 2008, the Company had cash in excess of federally insured limits.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized:

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2007	2008
Interest paid (excluding capitalized interest)	$2,704,000	$2,603,000
Income taxes paid	706,000	49,000
Capitalized interest	1,567,000	1,024,000

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS 157 that were not postponed by FSP 157-2 did not have a material impact on the Company’s consolidated financial statements.  Adopotion of the postponed portions of SFAS 157 is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 07-1.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140-3.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

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

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of EITF 08-3.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP EITF 03-6-1.

In October 2008, the FASB issued FSP FAS 157-3 Determining Fair Value of a Financial Asset in a Market That Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 157-3.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 140 and FIN 46(R)-8.

Note 3. Notes Receivable, Net

 Notes receivable consist of the following:

	December 31,
	2007	2008
Vacation Ownership Interest notes receivable	$ 35,049,568	$ 18,531,817
Holdbacks by financial institutions	2,584,131	1,986,094
Other receivables (Note 17)	1,537,607	1,546,048
Allowance for possible credit losses	(3,801,902)	(2,766,951)
	$ 35,369,404	$ 19,297,008

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 14.9% to 17.9% and have terms of five to ten years.  The Company also offers reduced rates of interest on shorter financing terms and with larger downpayment requirements.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

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

The Company accounted for these notes sold with recourse as sales under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities since the Company received consideration other than the beneficial interests in the transferred assets and met the conditions of surrendering control.  As noted in the table above, the holdback portion is included in notes receivable on the consolidated balance sheet.

For the twelve months ended December 31, 2007 and 2008, the Company sold with recourse approximately $4 million and $1 million of notes receivable generated from sales of Vacation Ownership Interests in the respective years.  The Company recorded finance income of approximately $0.1 million during the year ended December 31, 2007.

At December 31, 2007 and 2008, the Company had approximately $9.8 million and $6.9 million, respectively, in outstanding notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Varsity Clubs of America–Tucson (“VCA–Tucson”).

The Company also has a financing commitment for $20.0 million whereby the Company may borrow against notes receivable pledged as collateral.  These borrowings bear interest at prime plus 1.5% (4.75% at December 31, 2008).  The $20 million commitment has a borrowing period which expires in December 2009 and the contractual maturity is in 2013 (see Note 10).  At December 31, 2008, approximately $7.5 million is available under this commitment.  The Company may not currently borrow on this facility due to its March 2, 2009 filing under Chapter 11 of the United State Bankruptcy Code.

The following summarizes activity in the allowance for possible credit losses:

	Year Ended December 31,
	2007	2008
Beginning balance	$ 4,265,108	$ 3,801,902
Provision for doubtful accounts	1,100,556	15,463,222
Recoveries of amounts written off	-	134,692
Amounts written off	(1,563,762)	(16,632,865)
Ending balance	$ 3,801,902	$ 2,766,951

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  In 2007 the Company wrote off receivables for which it had not exhausted collection efforts nor accepted a deed back, thereby accelerating such write-offs. During 2007 the Company deeded back in bulk transactions 212.5 Vacation Ownership Interests of delinquent owners.  During the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 and a reduction in cost of Vacation Ownership Interests sold in the amount of $3,281,615, the “allowance adjustment,” to record the reduction in its expectation of collectability of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectability is based upon recent economic, financial and credit conditions.  At December 31, 2008, $2.2 million in principal or $1.3 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 7.9% and 4.8%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

At December 31, 2007 and 2008, the above allowance includes $248,000 and $138,000 for notes sold with recourse, respectively.

Future maturities of notes receivable at December 31, 2008 are as follows:

2009	$ 5,313,085
2010	3,283,101
2011	3,218,285
2012	3,049,201
2013	2,764,073
Thereafter	4,436,214
22,063,959
Less: Allowance for uncollectible notes	(2,766,951)
$ 19,297,008

Note 4. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales was $18.7 million and $24.0 million for the periods ended December 31, 2007 and 2008, respectively.

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2008, Premiere Vacation Club included a total of 25,700 Vacation Ownership Interests.  The 25,700 Vacation Ownership Interests annexed into the Club consisted of 4,884.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites), 340.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,998 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,212 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,906.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 194 Vacation Ownership Interests in the Roundhouse Resort, 2,233 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock, 717 Vacation Ownership Interests in the Rancho Mañana Resort, and 174 Vacation Ownership Interests in the Scottsdale Camelback Resort.

Note 5. Basic and Diluted Net Loss Per Share

The following presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2007	2008
Net loss	$(696,939)	$(8,655,073)
Less: Series A preferred stock dividends	(46,788)	(46,788)
Basic and Diluted Net Loss Available to Common Shareholders	$(743,727)	$(8,701,861)

Basic Weighted-Average Common Shares Outstanding	3,520,416	3,641,819
Effect of dilutive securities:
Stock options	-	-
Diluted Weighted-Average Common Shares Outstanding	3,520,416	3,641,819

Basic Net Loss Per Common Share	$(0.21)	$(2.39)

Diluted Net Loss Per Common Share	$(0.21)	$(2.39)

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at December 31, 2007 and 2008, respectively, but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  The 25,000 options at $9.90 expire in 2009.

Note 6. Other Assets

Other assets consist of the following:
	December 31,
	2007	2008
Inventories	$890,581	$740,571
Miscellaneous receivables and other	1,346,515	1,414,727
Deferred loan and lease fees, net	374,373	336,913
	$2,611,469	$2,492,211

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of FIFO cost (first-in, first-out) or market.

Deferred loan and lease fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan or lease.  Deferred loan and lease fees are amortized over the term of the underlying loan or lease.

Note 7. Property and Equipment, Net

Property and equipment consist of the following:
	December 31,
	2007	2008
Land	$9,072,835	$9,072,835
Buildings and improvements	6,731,460	7,610,045
Leasehold improvements	1,363,298	1,349,875
Furniture, fixtures and construction in progress	7,380,338	7,200,742
Office equipment	2,570,719	2,610,876
Computer equipment/information systems	1,225,386	2,432,335
Vehicles	379,569	379,569
	28,723,605	30,656,277
Accumulated depreciation	(8,720,267)	(9,648,538)
	$20,003,338	$21,007,739

In November 2008, the Company purchased the Sedona Station (the Sedona sales office building) from Martori Enterprises Incorporated for $846,739.  The purchase price consisted of $200,000 in cash and the assumption of an existing mortgage payable in the amount of $646,739.

In the year ended December 31, 2008, the Company completed the development of an internally developed timeshare information system.  The total cost was $1,170,038.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 8. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:
	December 31,
	2007	2008
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$1,483,000	$1,079,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	352,000	352,000
Net operating loss and minimum tax carryforwards	466,000	5,774,000
Other	183,000	186,000
Total deferred tax assets	2,484,000	7,391,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(6,089,000)	(5,201,000)
Tax depreciation in excess of book depreciation	(225,000)	(212,000)
Total deferred tax liabilities	(6,314,000)	(5,413,000)
Net deferred tax asset (liability)	$(3,830,000)	$1,978,000

The provision for income taxes from continuing operations consists of the following:
	Year Ended December 31,
	2007	2008
Current income tax
Federal	$255,663	$-
State	42,337	-
Benefit of operating loss carryforwards	(59,093)	-
Current income tax	$238,907	$-

Deferred income tax benefit
Federal	$(572,293)	$(4,900,221)
State	(131,174)	(936,001)
Deferred income tax benefit	(703,467)	(5,836,222)
Income tax benefit	$(464,560)	$(5,836,222)

A reconciliation of the income tax benefit from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2007	2008
Federal, computed on income before income taxes	$(406,600)	$(4,944,500)
State, computed on income before income taxes	(59,800)	(872,600)
Other	1,840	(19,122)
Income tax benefit	$(464,560)	$(5,836,222)

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

At December 31, 2008, the Company had a federal NOL carryforward of approximately $13.0 million and a state NOL carryforward of approximately $17.0 million.  These NOL carryforwards expire through 2028.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 9. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:
	December 31,
	2007	2008
Commissions and payroll	$806,851	$840,475
Repurchase liability (Note 17)	911,077	791,925
ILX script issued in lawsuit settlement	63,407	42,707
Employee vacation	359,996	318,753
Property taxes	347,665	424,969
Special fund certificates (Note 12)	520,879	514,588
Other (Note 17)	774,707	930,793
	$3,784,582	$3,864,210

Note 10. Notes Payable

Notes payable consist of the following:
	December 31,
	2007	2008

Note payable, collateralized by consumer notes receivable and deeds of trust, interest at prime plus 1.5% (4.75% at December 31, 2008) due through 2013	$13,575,816	$12,521,146
Note payable, collateralized by pledge of note receivable and land, interest at 12.0%, due through 2009 (Note 21)	4,809,859	4,705,846
Construction note payable, collateralized by deeds of trust, interest at 10.0%, due through 2010	8,203,456	11,092,855
Note payable, collateralized by deed of trust on VCA-South Bend, interest at prime plus 0.75%, but not less than 5.0% (5.0% at December 31, 2008), due through 2016	3,744,275	3,324,275
Note payable collateralized by deed of trust, interest at prime plus 1.5%, but not less than 8.0% (8.0% at December 31, 2008) due through 2009 (Notes 12 and 17)	2,000,000	2,000,000
Note payable, collaterized by deed of trust, interest at 7.0%, due through 2016	781,622	768,343
Note payable, collaterized by deed of trust on Sedona Station, interest at 8.625%, due through 2011	-	644,313
Note payable, collateralized by holdbacks at financial institutions and stock of the Company, interest at 10.0%, due through 2010	454,089	250,327
Line of credit of $750,000, interest at libor plus 3.84% but not less than 4.25% (4.25% at December 31, 2008), collateralized by consumer notes receivable, due through September 2009	1,750,000	290,000
Line of credit of $1,000,000, interest at prime plus 1.25%, but not less than 5.25% (5.25% at December 31, 2008), due through May 2009	900,000	908,439
Obligations under capital leases with interest at 8.25% (Note 18)	365,771	242,495
Note payable, collateralized by deed of trust, interest at 8.0%, due through March 2012	89,495	88,664
Notes payable, collateralized by furniture, fixtures and equipment, interest at 6.0% to 10.64%, due through 2012	678,689	335,402
	$37,353,072	$37,172,105

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

At December 31, 2008, approximately $12.8 million of the Company’s notes payable are dependent on the amount of mortgage notes receivable pledged as collateral, all of which are included below based on their scheduled repayment terms and maturities.  The amounts below include amounts scheduled to be due and collected directly from customer payments on the notes receivable used as collateral.  See Note 21 for additional details on notes payable.

Future contractual maturities of notes payable at December 31, 2008 are as follows:

2009	$11,972,938
2010	3,785,346
2011	4,438,118
2012	4,080,374
2013	10,986,011
Thereafter	1,909,318
$37,172,105

The Company is not in compliance with certain of its loan covenants which include Debt Service Coverage Ratios and a Tangible Net Worth ratio.  In addition, the March 2009 Chapter 11 filing constitutes an event of default under the Company’s loan agreements.

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

Note 12. Commitments and Contingencies

Operating Leases

Operating leases are used to lease office space, retail space, equipment as well as the Los Abrigados Lodge.  Future minimum lease payments on non-cancelable operating leases at December 31, 2008 are as follows:

2009	$1,912,000
2010	1,399,000
2011	1,271,000
2012	986,000
2013	967,000
Thereafter	7,732,000
$14,267,000

Total rent expense for the years ended December 31, 2007 and 2008 was approximately $2,255,000 and $2,338,000, respectively.  The future minimum lease schedule includes payments of  approximately $13,579,000 on leases that the Company intends to reject through its Chapter 11 Reorganization.

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

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

As discussed in Note 1, the Company and certain of its subsidiaries and limited liability companies are debtors in possession in the Chapter 11 case.

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

The Company’s Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis.  The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties.  A liability of $514,588 at December 31, 2008 has been recorded for the possible future payment based on estimated net realizable values of the properties.  These potential obligations as well as amounts due fund certificate holders for sales of properties are included in accrued expenses and other liabilities.

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has an obligation to Premiere Vacation Club to replace the 1,500 weeks at the end of the right-to-use agreement and the Company has accrued a liability of $92,922 at December 31, 2008 for its future obligation.

In July 2004, the Company purchased 19 units (988 Vacation Ownership Interests) and an additional 3.81 acres of land at Rancho Mañana Resort.  In conjunction with the purchase, the Company guaranteed that it would pay a minimum of $5.0 million, payable in product cost and profit distributions of not less than $52,080 per month through June 30, 2013.  In June 2007, the Company reached a settlement agreement with the former owners which included the return of the 3.81 acres of land and a reduction in the purchase price.  In 2008, the Company accepted an offer from the seller to return five of the units originally purchased.  As of December 31, 2008 the Company owes the seller $48,964 secured by approximately 11 Vacation Ownership Interests in the 14 units.

In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly (8.0% at December 31, 2008).  The principal balance on the note is due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements. The amounts outstanding under the loan agreements as of December 31, 2008 are $1,250,000.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 13. Shareholders’ Equity

Preferred Stock

At December 31, 2007 and 2008, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends of $46,788 were paid in 2007 and 2008, respectively.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Sedona Vacation Club to a mandatory dividend sinking fund.  At December 31, 2008, there are no notes receivable designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election, be exchanged for Los Abrigados Vacation Ownership Interests at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2007 and 2008, preferred stock also includes 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $161,815.  The Series C Convertible Preferred Stock has a $10 par value and liquidation value.   The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

For the year ended December 31, 2007, the Company issued 36,000 shares of common stock, valued at $271,416 to employees and Directors under the Stock Bonus Plan.  Of the 36,000 shares, 29,500 shares are contingent upon the recipients being employed by the Company on January 15, 2010, 5,000 were issued to Directors, vest on March 1, 2010, and required the recipient to remain a Director through March 1, 2008 and provide service as a Director or otherwise until March 1, 2010; and 1,500 shares vested on January 15, 2009.  Deferred compensation of $7,536, representing 1,000 shares issued in January 2007 was reversed in the year ended December 31, 2007 due to termination of Stock Bonus Plan participants.  The remaining $263,880 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is in deferred compensation on the consolidated balance sheet. During the year ended December 31, 2008, the Company issued 6,000 shares of common stock, valued at $17,376 to employees under the Stock Bonus Plan.  These shares have voting rights and therefore are included in shares outstanding.  The 6,000 shares are contingent upon the recipients being employed by the Company on January 15, 2011.  The $17,376 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in deferred compensation on the consolidated balance sheet.  Deferred compensation of $13,328, representing 3,000 shares issued in January 2007 and 2008 was reversed in the year ended December 31, 2008 due to the termination of Stock Bonus Plan participants prior to vesting in the shares.  The Company also issued 100,002 restricted common shares valued at the fair value of $300,000 to six former members of First Piggy LLC as partial repayment of a $600,000 note payable to affiliates (see Note 11).

During 2007 and 2008, the Company purchased 37,200 and 16,886 shares of its common stock for $357,090 and $32,658.

In December 2002, the Company announced an annual cash dividend of $0.40 per common share to be paid in equal quarterly installments, payable on the tenth day of the calendar month following the end of each calendar quarter, to common shareholders of record as of the last day of each calendar quarter in 2003.  The Company continued to pay a dividend each year and for 2007, the annual dividend was $0.50 per share, payable in quarterly installments in the amount of $0.125 per share.  In December 2007, the dividend was discontinued and no payment was made for the fourth quarter of 2007.  In March 2003, the Company adopted the ILX Resorts Incorporated Dividend Reinvestment Plan (“DRIP”).  The DRIP was amended and restated in March 2006. Under the terms of the DRIP, shareholders could elect to reinvest dividends in shares of the Company’s common stock, with no brokerage or other fees to the shareholder.  For the year ended December 31, 2007, shareholders elected to receive 101,674 shares of common stock valued at $963,629 under the DRIP and cash dividends of $1,036,728, respectively.  The 101,674 common shares include 28,974 common shares, valued at $274,230 issued on shares held as collateral.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 14. Employee Stock Ownership Plan

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP is to provide a retirement program for all eligible employees which aligns their interests with those of the Company.  Generally, all employees who have completed one year of service, have attained the age of 21 and complete 1,000 hours of service during the plan year are eligible to participate in the ESOP.  No contribution was made for the years ended December 31, 2007 and 2008.  At December 31, 2008, the ESOP held 508,724 shares and $4,526 in cash.

Note 15. Share Based Compensation

Employee Stock Options

The Company had Stock Option Plans pursuant to which options (which term as used herein includes both incentive stock options and non-statutory stock options) could have been granted through 2005 to key employees, including officers, whether or not they are directors, and non-employee directors and consultants, who are determined by the Board of Directors to have contributed in the past to the success of the Company.  The exercise price of the options granted pursuant to the Plans could not be less than the fair market value of the shares on the date of grant.  All outstanding stock options required the holder to have been a director or employee of the Company for at least one year before exercising the option.  Incentive stock options are exercisable over a five-year period from date of grant if the optionee was a ten-percent or more shareholder immediately prior to the granting of the option and over a ten-year period if the optionee was not a ten-percent shareholder.    Non-statutory stock options are exercisable over a term determined by the Board of Directors.  No further grants may be made under the Plans.

Stock option transactions are summarized as follows:

	Options	Exercise Price Range	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2006	25,000	$9.90	$9.90
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2007	25,000	$9.90	$9.90
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2008	25,000	$9.90	$9.90	$ -

Exercisable at December 31, 2007	25,000	$9.90	$9.90	$ -

Exercisable at December 31, 2008	25,000	$9.90	$9.90	$ -

The Company’s common stock price was $3.50 and $0.59 for December 31, 2007 and 2008, respectively, thus there was no intrinsic value for options outstanding and exercisable.

A summary of stock options outstanding and exercisable at December 31, 2008 follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.90	25,000	0.96	$ 9.90	25,000	$ 9.90

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

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

A summary of the non-vested stock under the Stock Bonus Plan follows:
	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2006	58,000	$8.01
Stock Granted	36,000	7.54
Stock Vested	-	-
Stock Foreited	(1,000)	7.54

Non-vested at December 31, 2007	93,000	7.83
Stock Granted	6,000	2.90
Stock Vested	(26,000)	7.70
Stock Foreited	(3,000)	4.44

Non-vested at December 31, 2008	70,000	$7.61

Unamortized deferred compensation of $91,503 will be amortized over the weighted average remaining term of 1.10 years.  The value of the non-vested stock under the Stock Bonus Plan at December 31, 2008 is $41,300.

Note 16. Profit Sharing Plan

The Company had a defined contribution profit sharing plan in which substantially all employees were eligible to participate.  The Company contributed a discretionary amount to the plan as determined by the Board of Directors.  The Company declared a contribution of $50,000 for the year ended December 31, 2007.  The Board of Directors voted to terminate the Plan effective September 2008.

Note 17. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

During 2007 and 2008 the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 53 and 106 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVCO”).  PVCO purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $51,878 and $100,990 for the years ended December 31, 2007 and 2008, respectively, were recorded on the sales and is included in “Income from land and other, net.”  At December 31, 2008, deeds of trust for 678 of the Vacation Ownership Interests secure outstanding indebtedness from PVCO to Genesis of $1,546,048 which is included in notes receivable.  The notes bear interest at 8.0% and are payable through 2018.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  Prior to the formation of ILX-Bruno, Bruno had placed on deposit with the Forest Service $588,000 and the Company had placed on deposit $252,000.  Upon the formation of ILX-Bruno, these deposits became capital contributions to ILX-Bruno.  In anticipation of the closing, additional capital contributions of $462,000 and $2,098,000 were made in September 2005 by Bruno and the Company, respectively.  In October 2005, ILX-Bruno completed the acquisition of approximately 21 acres of land in Sedona, Arizona for a purchase price of $8,416,238.  A portion of the purchase price was funded by a note payable by ILX-Bruno to the Company of $5 million which is in default to the Company.  In June 2006, ILX-Bruno completed the acquisition of approximately one acre of land and a house adjacent to the 21 acres. The total purchase price was $1,107,316, of which $800,000 was funded by a note payable.  In addition, the Company made an additional $1,200,000 in capital contributions for working capital in 2005 and 2006.  In the third quarter 2006, the Company sold, for $700,000 in cash, 3.0% Percentage Interest in ILX-Bruno for a gain of $582,909.  Bruno also contributed $900,000 in additional working capital in 2006.  In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note payable bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly.  The principal balance on the note is due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.  The Company holds an 85.0% interest in ILX-Bruno as of December 31, 2008.  ILX-Bruno is included in the Company’s consolidated financial statements as of December 31, 2008 with Bruno’s capital contributions included as Minority Interests on the accompanying consolidated balance sheet.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million to Indian Wells Partners (“Indian Wells”).  Indian Wells is controlled by the father of a director.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and has an option to and has agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company agreed to pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.  The Company accounted for the sale under the financing method and therefore no gain was recorded on the sale, the net cash received of $632,209 and the amount by which the purchase price exceeds the sales value, totaling approximately $791,925 at December 31, 2008, is included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2008.  In April 2008, the Company paid an advance deposit of $200,000 in satisfaction of the remaining option payments and the repurchase price was reduced to $800,000.

In September 2007, First Piggy LLC was formed to further the promotion of the “First Piggy” concept.  First Piggy LLC entered into an Asset Purchase agreement with the Company and FPB Holdings Incorporated (a subsidiary of the Company) to purchase all intellectual and tangible personal property in connection with the First Piggy concept.  The purchase price was $130,000 in cash, a promissory note payable to the Company for $700,000 and a 20% interest in First Piggy LLC.  Certain executive officers and directors of the Company and others owned 48% of First Piggy LLC.  First Piggy LLC was capitalized with $600,000 from the 48% First Piggy LLC members (discussed above).  In November 2007, the Company entered into an Assignment of Membership Interest Agreement with the 48% First Piggy LLC members to purchase their collective 48% ownership interest for a $600,000 note payable.  In connection with this transaction, the Company assumed all assets and liabilities of First Piggy LLC and forgave the $700,000 note receivable from First Piggy LLC.  The difference between the note receivable balance and the net book value of the assets and liabilities assumed of $133,054 was treated as an equity distribution to the First Piggy LLC members.  In February 2008, $300,000 of the $600,000 note payable was satisfied through the issuance of 100,002 shares of the Company’s common stock.  The remaining $300,000 of the note payable plus accrued interest was paid in cash in February 2008.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements. The amounts outstanding under the loan agreements as of December 31, 2008 are $1,250,000.

In November 2008, the Company purchased the Sedona Station (the Sedona sales office building) from Martori Enterprises Incorporated for $846,739.  The purchase price consisted of $200,000 in cash and the assumption of an existing mortgage payable in the amount of $646,739.

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

Note 18.  Capital Leases

Leased assets included in property and equipment totaled $242,495 (net of accumulated amortization of $163,710) at December 31, 2008.  The lease expires in 2012.  Future minimum lease payments at December 31, 2008 are as follows:

2009	$80,004
2010	80,004
2011	80,004
2012	40,002
2013	-
Total	280,014
Less: Amounts representing interest	(37,519)
Net minimum lease payments	$242,495

Note 19. Concentrations of Risk

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its notes receivable.  The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

The Company offers financing to the buyers of Vacation Ownership Interests at the Company’s resorts.  These buyers make a down payment of at least 10% of the purchase price plus the cost of any incentives given at the time of purchase and deliver a promissory note to the Company for the balance; the promissory notes generally bear interest at a fixed rate, are payable over a seven to ten-year period and are collateralized by a first mortgage on the Vacation Ownership Interest.  The Company bears the risk of defaults on these promissory notes.  The Company performs credit evaluations prior to Vacation Ownership Interest sales and the Vacation Ownership Interest deed of trust serves as collateral on the note receivable.  If a buyer of a Vacation Ownership Interest defaults, the Company generally recovers the Vacation Ownership Interest by receiving a deed back from the owner or through foreclosure.  The Company may resell the Vacation Ownership Interest; however, marketing, selling and administrative costs from the original sale are not recovered; and such costs must be incurred again to resell the Vacation Ownership Interest.

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

Availability of Funding Sources

The Company funds substantially all of the notes receivable, resort property held for Vacation Ownership Interest sales and land inventory which it originates or purchases with sales of consumer notes, borrowings through its financing facilities and internally generated funds.  Borrowings are in turn repaid with the proceeds received by the Company from sales of notes receivable or from repayments by consumers of such notes receivable.  The current economic climate and the Company’s filing under Chapter 11 of the United States Bankruptcy Code provide additional challenges in securing financing facilities. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company’s results of operations, cash flows and financial condition.

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

ILX Resorts Incorporated
Notes to Consolidated Financial Statements

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

Note 21. Subsequent Events

In January 2009, the Company amended an existing line of credit to reduce the borrowing limit to $750,000 and change the interest rate to libor plus 3.84%, but not less than 4.25%, from prime plus 1.0%.

On March 1, 2009 a Loan and Security Agreement in the amount of $5,000,000 with Textron Financial Corporation (the “Lender”) was terminated.  The loan’s original maturity date was December 31, 2008 but was extended to February 28, 2009 by two separate letter agreements.  The outstanding principal balance on the loan was $4,577,874 as of March 1, 2009.  The Company and the Lender were unable to reach a mutually acceptable longer term extension of the loan.  The loan is secured by an assignment of a Promissory Note to the Company and a Deed of Trust from an affiliated limited liability company securing approximately 14 acres of land in Sedona, Arizona.

Note 22. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2007
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$11,167,961	$12,638,576	$12,080,117	$12,672,827
Operating income (loss)	(418,869)	892,861	183,705	854,615
Net income (loss)	(653,199)	141,746	(289,741)	104,255
Net income (loss) per share-basic	(0.19)	0.04	(0.09)	0.03
Net income (loss) per share-diluted	(0.19)	0.04	(0.09)	0.03

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$10,423,477	$11,451,496	$(4,118,174)	$9,600,980
Operating income (loss)	(401,993)	362,786	(11,651,877)	(253,029)
Net income (loss)	(632,847)	(161,198)	(7,341,503)	(519,525)
Net income (loss) per share-basic	(0.18)	(0.05)	(2.01)	(0.15)
Net income (loss) per share-diluted	(0.18)	(0.05)	(2.01)	(0.15)

Note 23. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

F-24

EXHIBIT NUMBERES

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
Incorporated by reference to 9/30/99 10Q

10.27	Sedona Worldwide Incorporated Form 10-SB	Incorporated by reference to SWI’s Form 10-SB on Form 10SB12G No. 000-25025, filed November 4, 1998

10.28	Sedona Worldwide Incorporated Amendment No. 1 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 1 to Form 10-SB on Form 1012G/A No. 000-25025, filed July 2, 1999

10.29	Sedona Worldwide Incorporated Amendment No. 2 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 2 to Form 10-SB on Form 10SB12G/A No. 000-25025, filed November 12, 1999

10.30	Sedona Worldwide Incorporated Amendment No. 3 to Form 10-SB	Incorporated by reference to SWI’s Amendment No. 3 to Form 10-SB on Form 1012G/A No. 000-25025, filed December 8, 1999

10.31	Letter agreement, dated as of October 28, 1999, among ILX Resorts Incorporated and Sedona Worldwide Incorporated	Incorporated by reference to 1999 10-K

10.32	Modification Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated, dated January 1, 2001	Incorporated by reference to 2000 10-K

10.33	Schedule 14C Definitive Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 for Sedona Worldwide Incorporated	Incorporated by reference to Schedule 14C on Form No. DEF 14C No. 001-13855, filed January 3, 2000

10.34	Promissory Note ($600,000) by ILX Resorts Incorporated to The Steele Foundation, Inc. dated February 23, 2000	Incorporated by reference to 1999 10-K

10.35	Installment Promissory Note ($500,000) by ILX Resorts Incorporated to Martori Enterprises Incorporated dated August 1, 1999	Incorporated by reference to 1999 10-K

10.36	Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated August 16, 2000	Incorporated by reference to 9/30/2000 10Q

10.37	First Amendment in Total between the County of Clark, a political subdivision of the State of Nevada, and ILX Resorts Incorporated, dated November 15, 2000	Incorporated by reference to 2000 10-K

10.38	Assignment and Assumption of Lease between ILX Resorts Incorporated and VCA Nevada Incorporated, dated January 12, 2001	Incorporated by reference to 2000 10-K

10.39	First Amendment to Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, LLC, dated February 15, 2001	Incorporated by reference to 2000 10-K

10.40	Purchase and Sale Agreement between ILX Resorts Incorporated and John L. Fox, M.D., dated October 23, 2000	Incorporated by reference to 9/30/2001 10Q

10.41	Secured Promissory Note ($4,900,000) by VCA Nevada Incorporated to Las Vegas Golf Center, L.L.C., dated July 31, 2001	Incorporated by reference to 9/30/2001 10Q

10.42	First Modification Agreement dated September 13, 2001 between ILX Resorts Incorporated and The Steele Foundation, Inc.	Incorporated by reference to 9/30/2001 10Q

10.43	Amendment to Loan Documents between ILX Resorts Incorporated, Los Abrigados Partners Limited Partnership and Premiere Development Incorporated dated October 31, 2001	Incorporated by reference to 2001 10-K

10.44	General Bill of Sale, Assignment and Assumption Agreement between ILX Resorts Incorporated and Sedona Worldwide Incorporated dated January 2, 2002	Incorporated by reference to 2001 10-K

10.45	Purchase and Sale Agreement between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.46	Sedona Station Lease between ILX Resorts Incorporated and Edward John Martori, dated March 25, 2002	Incorporated by reference to 3/31/2002 10Q

10.47	Loan Purchase and Sale Agreement between ILX Resorts Incorporated and Las Vegas Golf Center, L.L.C. dated June 23, 2002	Incorporated by reference to 6/30/2002 10Q

10.48	Allonge dated June 23, 2002 executed on behalf of Las Vegas Golf Center, L.L.C., to the order of ILX Resorts Incorporated	Incorporated by reference to 6/30/2002 10Q

10.49	Secured Promissory Note between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2002 10Q

10.50	Pledge Agreement between VCA Nevada Incorporated and Greens Worldwide Incorporated dated June 30, 2003	Incorporated by reference to 6/30/2003 10Q

10.51	Closing Agreement between VCA Nevada Incorporated, ILX Resorts Incorporated, Carol Colombo and Streets Las Vegas, L.L.C.	Incorporated by reference to 2005 10-K

10.52	Stock Bonus Plan	Incorporated by reference to Form 8-K filed on 6/29/05

10.53	Contract of Sale of Timeshare Receivables with Recourse by and between Resort Funding LLC and Premiere Development Incorporated	Incorporated by reference to Form 8-K filed on 7/5/05

10.54	Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

10.55	Restated First Amendment to the Operating Agreement of ILX-Bruno LLC	Incorporated by reference to Form 8-K filed on 10/4/05

10.56	Settlement agreement between ILX Resorts Incorporated, Sedona Vacation Club, Premiere Vacation Club and plaintiffs	Incorporated by reference to Form 8-K filed on 4/15/05

10.57	Second Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Incorporated by reference to 2006 10-K

10.58	Third Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Incorporated by reference to 2006 10-K

10.59	Fourth Amendment to the Operating Agreement of ILX-Bruno L.L.C.	Incorporated by reference to 2006 10-K

14	Code of Ethics	Filed herewith

21	List of subsidiaries of ILX Resorts Incorporated	Filed herewith

23	Consent of Independent Registered Certified Public Accountants	Filed herewith

31	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith