Form 10-Q
period 2009-03-31
ILX RESORTS INC
filed 2009-05-15
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2009	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Debtor and Debtor-In-Possession as of March 2, 2009)
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016
(Address of principal executive offices)

Registrant's telephone number, including area code 602-957-2777

_____________________________________________
Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, without par value	3,635,877 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2009
ASSETS
Cash and cash equivalents	$2,145,601	$1,242,003
Notes receivable, net of allowance for uncollectible notes of $2,766,951 and $3,055,262, respectively	19,297,008	18,623,046
Resort property held for Vacation Ownership Interest sales	23,997,073	23,643,418
Resort property under development	1,269,445	1,274,613
Land held for sale	586,681	595,295
Property and equipment, net	21,007,739	20,681,846
Income tax receivable	31,892	31,892
Deferred tax asset	1,978,332	2,667,717
Other assets	2,492,211	2,685,488

TOTAL ASSETS	$72,805,982	$71,445,318

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Liabilities not subject to compromise:
Accounts payable	$1,847,903	$526,392
Accrued expenses and other liabilities	3,864,210	3,663,149
Notes payable	37,172,105	34,507,806
Liabilities subject to compromise	-	3,868,154

TOTAL LIABILITIES	42,884,218	42,565,501

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
ILX Resorts Incorporated shareholders' equity:
Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,580,259 and 5,578,259 shares issued and outstanding	29,322,887	29,306,263
Treasury stock, at cost, 1,942,382 shares	(10,005,915)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(91,503)	(70,117)
Retained earnings	7,908,805	6,874,728
Total ILX Resorts Incorporated shareholders' equity	27,940,374	26,911,059
Non controlling interest in subsidiary	1,981,390	1,968,758
TOTAL SHAREHOLDERS' EQUITY	29,921,764	28,879,817

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$72,805,982	$71,445,318

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2008	2009
REVENUES:
Sales of Vacation Ownership Interests	$5,273,647	$3,057,076
Estimated uncollectible revenue	(231,486)	(172,160)
Resort operating revenue	4,735,885	4,299,416
Interest and finance income	645,431	509,349
Total revenues	10,423,477	7,693,681

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	677,115	389,927
Cost of resort operations	4,323,041	3,656,458
Sales and marketing	3,854,746	2,622,642
General and administrative	1,679,915	1,291,081
Depreciation and amortization	324,383	278,310

Total cost of sales and operating expenses	10,859,200	8,238,418

Timeshare and resort operating loss	(435,723)	(544,737)

Income from land and other, net (including Related Party)	33,730	13,327

Total operating loss	(401,993)	(531,410)

Interest expense	(665,824)	(663,251)

REORGANIZATION ITEMS:
Loss on disposal of facilities	-	(391,433)
Professional fees	-	(150,000)

Loss before income taxes and noncontrolling interest in subsidiary	(1,067,817)	(1,736,094)

Income tax benefit	421,897	689,385

Loss before noncontrolling interest in subsidiary	(645,920)	(1,046,709)

Non controlling interest in subsididary	13,073	12,632

NET LOSS	$(632,847)	$(1,034,077)

NET LOSS PER SHARE
Total Basic loss per share	$(0.18)	$(0.29)

Total Diluted loss per share	$(0.18)	$(0.29)

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(632,847)	$(1,034,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	9,840
Reorganization loss on disposal of facilities	-	391,433
Reorganization professional fees	-	150,000
Undistributed noncontrolling interest in subsidiary	(13,073)	(12,632)
Income tax benefit	(421,897)	(689,385)
Estimated uncollectible revenue	231,486	172,160
Depreciation and amortization	324,383	278,310
Amortization of deferred compensation	46,254	4,762
Change in assets and liabilities:
Decrease (increase) in notes receivable, net	216,353	(138,289)
(Increase) decrease in resort property held for Vacation Ownership
Interest sales	(3,101,285)	353,655
Decrease (increase) in resort property under development	3,080,664	(5,168)
Increase in land held for sale	-	(8,614)
Increase in other assets	(494,943)	(608,537)
(Decrease) increase in accounts payable	(371,057)	625,982
Increase in accrued and other liabilities	581,065	301,097
Decrease in income taxes payable	(32,416)	-

Net cash used in operating activities	(587,313)	(209,463)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(203,537)	(82,716)
Assumption of First Piggy LLC membership interests	33,264	-

Net cash used in investing activities	(170,273)	(82,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,763,078	603,450
Principal payments on notes payable	(2,376,633)	(1,748,341)
Cash collateral received	-	533,472
Principal payment on note payable to affiliate	(300,000)	-

Net cash provided by (used in) financing activities	1,086,445	(611,419)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,859	(903,598)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,332,922	2,145,601
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,661,781	$1,242,003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Deferred compensation resulting from unvested common stock issuance	$17,376	$-
Common stock issued to repay portion of note payable to affiliate	300,000	-

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Reporting Requirements

As a result of its bankruptcy filing, the Company will be periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to recent economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

First Day Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral through June 30, 2009.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.  The Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Vendors are being paid for goods and services provided after the Petition Date in the ordinary course of business.  Under the Bankruptcy Code, the Company may assume or reject certain unexpired leases subject to the Bankruptcy Court’s approval and certain other conditions.  As of the filing date of this report, the Debtors have filed motions to reject seven operating leases; five of which have been granted.  Various other filings have been made with respect to utilities, third party servicing firms, professional firm engagements and contract approvals.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to secure future financing; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying condensed consolidated financial statements only include adjustments related to the lease rejections and do not include adjustments to reflect or provide for further consequences of the bankruptcy proceedings.  A plan of reorganization could materially change the amounts currently disclosed in the consolidated financial statements.

Liquidity and Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes a continuation of operations and the realization of assets and liabilities in the ordinary course of business.  The condensed consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations.  The Company has liquidity needs in the operation of its business which are eased by the use of cash collateral discussed above.  In order to address liquidity concerns, the Company has made expense reductions and scaled back its sales and marketing operations.  It has also rejected certain lease agreements as discussed above.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended March 31,
	2008	2009

Interest paid	$669,901	$313,572
Income taxes paid	32,416	-
Interest capitalized	270,785	81,496

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

Note 3. Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items on both the statement of operations and the statement of cash flows.  The Debtors’ reorganization items on the condensed consolidated statements of operations consist of the following:

	Three Months Ended March 31,
	2008	2009

Loss on disposal of facilities	$-	$391,433
Professional fees	-	150,000

	$-	$541,433

The loss on disposal of facilities includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as discussed in Note 1.  Professional fees related to the reorganization are fees paid to legal counsel and are estimated by the Debtors and will be reconciled when actual invoices are received.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Debtors’ reorganization items on the condensed consolidated statements of cash flows consist of the following:

	Three Months Ended March 31,
	2008	2009

Loss on disposal of facilities	$-	$391,433
Professional fees	-	150,000
Change in accounts payable	-	1,953,207
Change in accrued & other liabilities	-	502,158
Notes payable	-	1,412,789
Cash collateral received	-	533,472

As discussed in the First Day Motions section of Note 1, the Company was granted use of cash collateral through June 30, 2009.  This motion allows the Debtors the use of cash collateral received under its lines of credit collateralized by customer notes and those amounts are indicated in the cash collateral received line item.

Note 4. Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will likely be accounted for under a plan of reorganization.  Actions to enforce or effect payment of pre-petition liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization and as such may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included secured debt that is fully secured as LSTC, but these obligations could be transferred to LSTC based on treatment in the final plan of reorganization.  The determination of how liabilities will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Liabilities subject to compromise consist of the following:

	Three Months Ended March 31,
	2008	2009

Accounts payable	$-	$1,953,207
Accrued & other liabilities	-	502,158
Notes payable	-	1,412,789

	$-	$3,868,154

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Basic and Diluted Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2008	2009
Net loss	$(632,847)	$(1,034,077)
Less: Series A preferred stock dividends	(11,697)	(11,697)
Basic and Diluted Net Loss Available to Common Shareholders	$(644,544)	$(1,045,774)

Basic Weighted-Average Common Shares Outstanding	3,618,807	3,636,900

Diluted Weighted-Average Common Shares Outstanding	3,618,807	3,636,900

Basic Net Loss Per Common Share	$(0.18)	$(0.29)

Diluted Net Loss Per Common Share	$(0.18)	$(0.29)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at March 31, 2009 and 2008, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in December 2009.

Note 6. Shareholders’ Equity

During the three months ended March 31, 2009, the Company reversed deferred compensation of $16,624, representing 2,000 shares issued in January 2006 due to the termination of a Stock Bonus Plan participant prior to vesting in the shares.

Note 7.  Share Based Compensation

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the non-vested stock under the Stock Bonus Plan at March 31, 2009 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2008	70,000	$7.61
Stock Granted	-	-
Stock Vested	(31,500)	8.23
Stock Forfeited	(2,000)	8.31
Non-vested at March 31, 2009	36,500	$7.03

Unamortized deferred compensation of $70,117 will be amortized over the weighted average remaining term of .91 years.  As discussed in Note 1, the Company is currently in Chapter 11 and its common stock was delisted in March 2009.  Therefore, the Company cannot currently ascribe a value to the non-vested stock under the Stock Bonus Plan.

Note 8. Related Party Transactions

In prior years the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), sold Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  At March 31, 2009, deeds of trust for 636 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,434,403 which is included in notes receivable.  Genesis is one of the subsidiaries that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of March 31, 2009.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of March 31, 2009 with Bruno’s capital contributions net of operating losses included as noncontrolling interest in subsidiary on the accompanying condensed consolidated balance sheet.  ILX-Bruno is one of the entities that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of March 31, 2009 are $833,333.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9. Commitments and Contingencies

Legal Proceedings

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  The Company also owns 2,241 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,233 of which have been annexed into Premiere Vacation Club, 194 Vacation Ownership Interests in a resort in Pinetop, Arizona, all of which have been annexed into Premiere Vacation Club and 174 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.  On March 2, 2009, the Company and certain of its subsidiaries and limited liability companies filed for relief under Chapter 11 of the United States Bankruptcy Court for the District of Arizona as discussed under Note 1. in this Report on Form 10-Q.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana Nevada and Mexico.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2; which extended the effective date to fiscal years beginning after November 15, 2008.  Adoption of this standard did not cause a material change in financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) Business Combinations (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended
	March 31,
	2008	2009

As a percentage of total revenues:
Sales of Vacation Ownership Interests	50.6%	39.7%
Estimated uncollectible revenue	(2.2%)	(2.2%)
Resort operating revenue	45.4%	55.9%
Interest and finance income	6.2%	6.6%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	13.4%	13.5%
Sales and marketing	76.5%	90.9%
Contribution margin percentage from sale of Vacation Ownership Interests (2)	10.1%	(4.4%)
As a percentage of resort operating revenue:
Cost of resort operations	91.3%	85.0%
As a percentage of total revenues(1):
General and administrative	16.1%	16.8%
Depreciation and amortization	3.1%	3.6%
Total operating loss	(3.9%)	(6.9%)
Selected operating data:
Vacation Ownership Interests sold (3) (4)	216	160
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (4)	$18,014	$14,743
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (4)	$23,881	$18,457

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4) Consists of an aggregate of 348 and 230 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2008 and 2009, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2009

Sales of Vacation Ownership Interests decreased 42.8% or $2,157,245 to $2,884,916 for the three months ended March 31, 2009, from $5,042,161 for the same period in 2008.  The decrease reflects reduced sales at all sales offices.  As part of a comprehensive expense reduction program, the Company closed three of its sales offices in January 2009.  The decreased revenue is the result of these closures as well as decreased closing rates in the Sedona and Tucson sales offices due to seasonal variations, general economic conditions and the impact of the Chapter 11 filing by the Company.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 18.2% or $3,271 to $14,743 for the three months ended March 31, 2009 from $18,014 for the same period in 2008.  The decrease in average sales price is due to a change in the product mix sold and special promotional pricing following the Company’s Chapter 11 filing.  The number of Vacation Ownership Interests sold decreased 25.9% from 216 in the three months ended March 31, 2008 to 160 for the same period in 2009 primarily due to the closure of the three sales offices and decreased closing rates at the Sedona and Tucson sales offices discussed above.  The three months ended March 31, 2009 included 141 biennial Vacation Ownership Interests (counted as 70.5 annual Vacation Ownership Interests) compared to 265 biennial Vacation Ownership Interests (counted as 132.5 annual Vacation Ownership Interests) in the same period in 2008.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 53.2% to $592,270 for the three months ended March 31, 2009 from $1,264,419 for the same period in 2008.  The decrease in 2009 reflects decreased marketing efforts to existing owners in Sedona and Tucson.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) decreased 22.7% or $5,424 to $18,457 for the three months ended March 31, 2009 from $23,881 in 2008.  This decrease is due to the combination of the decrease in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above and the reduction in Upgrade revenue.

Resort operating revenue decreased 9.2% to $4,299,416 for the three months ended March 31, 2009, from $4,735,885 for the same period in 2008.  The decrease for the three months ended March 31, 2009 reflects decreased occupancy at the Company’s resorts and decreased average daily rate at certain of the Company’s Sedona and Tucson resorts.  Cost of resort operations as a percentage of resort operating revenue decreased from 91.3% to 85.0% for the first quarter ended March 31, 2009 reflecting expense reduction measures put in place in the first quarter 2009 as well as the closure of the Los Abrigados Lodge in March 2009.  The Los Abrigados Lodge operated under a long term lease agreement that was rejected as part of the Chapter 11 proceedings and was mainly used to house tour guests and had minimal revenue from other sources.

Interest and finance income decreased 21.0% to $509,349 for the three months ended March 31, 2009 from $645,431 for the same period in 2008, reflecting decreased Customer Note balances, a reduction in notes sold due to the expiration of the agreement in June 2008 with a financial institution to sell Customer Notes and a greater portion of Customer Notes being zero-interest one year maturities.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales was consistent at 13.5% and 13.4% for the three months ended March 31, 2009 and 2008, respectively.

Sales and marketing as a percentage of sales of Vacation Ownership Interests increased to 90.9% for the three months ended March 31, 2009 from 76.5% for the same period in 2008, reflecting decreased closing rates at the Sedona and Tucson sales offices offset by lower marketing costs per tour and reduced sales office expenses.

General and administrative expenses increased to 16.8% of total revenue for the first quarter ended March 31, 2009, from 16.1% for the same period in 2008.  The percentage increases reflect the reduction in total revenue. The decrease in actual expenses of $388,834 for the three months ended March 31, 2009 reflect reductions in legal expenses related to the Greens of Las Vegas lawsuit settled in 2008 as well as a decrease in salaries and related benefits as a result of a reduction in force and comprehensive salary reductions in January 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Income from land and other, net decreased to $13,327 for the three months ended March 31, 2009 from $33,730 for the three months ended March 31, 2008.  Income from land and other, net for the three months ended 2008 included a gain of $30,295 on the sale of vacation ownership interests to PVC by Genesis.

Interest expense was comparable at $663,251 and $665,824 for the three months ended March 31, 2009 and 2008, respectively reflecting reductions in rate on variable rate borrowings and lower outstanding balances, net of reduced capitalized interest.

Reorganization items include loss on disposal of facilities and professional fees. The loss on disposal of facilities includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases. Professional fees are fees paid to legal counsel.

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

For the three months ended March 31, 2009 and 2008, cash used in operations was $209,463 and $587,313, respectively.  The decrease in cash used in operations reflects the reorganization loss on disposal of facilities and professional fees, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2008 for the expansion of Premiere Vacation Club at Bell Rock and the Winner’s Circle suites at Los Abrigados, and an increase in accounts payable due to pre-petition amounts not payable under Chapter 11.  These decreases are offset by a larger net loss and resultant net income tax benefit and a net increase in notes receivable.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $82,716 and $170,273 for the three months ended March 31, 2009 and 2008, respectively.  The decrease in net cash used in investing activities in 2009 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities in the three months ended March 31, 2009 was $611,419 as compared to net cash provided by financing activities of $1,086,445 in the three months ended March 31, 2008.  The decrease in cash provided by financing activities is due to greater borrowings on notes payable to finance construction projects and customer notes receivable in 2008 and the repayment in 2008 of a note payable to affiliates, offset by cash collateral received in 2009 as a result of the cash collateral order discussed in Notes 1 and 3.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.

Customer defaults have a significant impact on cash available to the Company from financing Customer Notes receivable.

Credit Facilities and Capital

The Company has a financing commitment aggregating $20 million whereby the Company borrowed against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in 2009 and the maturity is in 2013.  At March 31, 2009, approximately $8.3 million was available under this commitment. However, the Company may not currently borrow on this facility due to its March 2, 2009 filing under Chapter 11 of the United State Bankruptcy Code.

At March 31, 2008 and 2009, the Company had approximately $9.2 million and $6.1 million, respectively, in outstanding notes receivable sold on a recourse basis.  A small portion of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa and VCA–Tucson.

In January 2009, the Company amended an existing line of credit to reduce the borrowing limit to $750,000 and change the interest rate to libor plus 3.84%, but not less than 4.25%, from prime plus 1.0%.

On March 1, 2009 a Loan and Security Agreement in the original amount of $5.0 with Textron Financial Corporation (the “Lender”) was terminated.  The loan’s original maturity date was December 31, 2008 but was extended to February 28, 2009 by two separate letter agreements.  The outstanding principal balance on the loan was $4,577,874 as of March 1, 2009.  The Company and the Lender were unable to reach a mutually acceptable longer term extension of the loan.  The loan is secured by an assignment of a Promissory Note to the Company and a Deed of Trust from an affiliated limited liability company securing approximately 14 acres of land in Sedona, Arizona.

The Company is not in compliance with certain of its loan covenants which include Debt Service Coverage Ratios and a Tangible Net Worth ratio.  In addition, the March 2009 Chapter 11 filing constitutes an event of default under the Company’s loan agreements.

As part of its reorganization, the Company may negotiate additional credit facilities, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management deems prudent and Bankruptcy Court approval.  There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

The Company continues to assess its liquidity position due to current economic conditions, sales challenges and expenses associated with the Chapter 11 Bankruptcy proceeding and the uncertainty of credit markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Off-Balance Sheet Arrangements

In April 2008, the Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of March 31, 2009 were $833,333.

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the three months ended March 31, 2009.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sells customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at March 31, 2009, then based on the $18.5 million balance of variable rate debt at March 31, 2009, interest expense would increase or decrease by approximately $185,000 (before income taxes) per annum.

Item 4T.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

Part II

Item 1.	Legal Proceedings

As discussed in Note 1, the Company and certain of its subsidiaries and limited liability companies are debtors in possession in the Chapter 11 case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(C)

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period

January 1, 2009 - January 31, 2009	-	-	-	-

February 1, 2009 - February 28, 2009	-	-	-	-

March 1, 2009 - March 31, 2009	-	-	-	-
Total	-	-	-	-

Item 3.	Defaults Upon Senior Securities

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

Date:  As of May 14, 2009