Form 10-Q
period 2009-06-30
ILX RESORTS INC
filed 2009-08-13
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2009	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Debtor and Debtor-In-Possession as of March 2, 2009)
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016
(Address of principal executive offices)

Registrant's telephone number, including area code 602-957-2777
_____________________________________________

Former name, former address, and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, without par value	3,635,877 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2008	2009
ASSETS
Cash and cash equivalents	$2,145,601	$1,401,188
Notes receivable, net of allowance for uncollectible notes of $2,766,951 and $3,281,053, respectively	19,297,008	18,867,863
Resort property held for Vacation Ownership Interest sales	23,997,073	23,137,630
Resort property under development	1,269,445	1,274,613
Land held for sale	586,681	595,295
Property and equipment, net	21,007,739	20,472,571
Income tax receivable	31,892	31,892
Deferred tax asset	1,978,332	2,409,586
Other assets	2,492,211	3,556,538

TOTAL ASSETS	$72,805,982	$71,747,176

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Liabilities not subject to compromise:
Accounts payable	$1,847,903	$500,453
Accrued expenses and other liabilities	3,864,210	3,079,313
Notes payable	37,172,105	34,235,609
Liabilities subject to compromise	-	4,656,157

TOTAL LIABILITIES	42,884,218	42,471,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
ILX Resorts Incorporated shareholders' equity:
Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,580,259 and 5,578,259 shares issued and outstanding	29,322,887	29,306,263
Treasury stock, at cost, 1,942,382 shares	(10,005,915)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(91,503)	(48,732)
Retained earnings	7,908,805	7,261,924
Total ILX Resorts Incorporated shareholders' equity	27,940,374	27,319,640
Non controlling interest in subsidiary	1,981,390	1,956,004
TOTAL SHAREHOLDERS' EQUITY	29,921,764	29,275,644

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$72,805,982	$71,747,176

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
REVENUES:
Sales of Vacation Ownership Interests	$5,448,207	$4,036,248	$10,721,854	$7,093,324
Estimated uncollectible revenue	(238,122)	(226,917)	(469,608)	(399,077)
Resort operating revenue	5,368,230	4,950,840	10,104,115	9,250,256
Interest and finance income	873,181	465,328	1,518,612	974,677

Total revenues	11,451,496	9,225,499	21,874,973	16,919,180

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	722,302	521,538	1,399,417	911,465
Cost of resort operations	4,641,677	3,623,151	8,964,718	7,279,609
Sales and marketing	3,923,322	2,222,554	7,778,068	4,845,196
General and administrative	1,529,785	1,197,725	3,209,700	2,488,806
Depreciation and amortization	284,072	257,182	608,455	535,492

Total cost of sales and operating expenses	11,101,158	7,822,150	21,960,358	16,060,568

Timeshare and resort operating income (loss)	350,338	1,403,349	(85,385)	858,612

Income from land and other, net (including Related Party)	12,448	9,995	46,178	23,322

Total operating income (loss)	362,786	1,413,344	(39,207)	881,934

Interest expense	(643,893)	(702,702)	(1,309,717)	(1,365,953)

REORGANIZATION ITEMS:
Loss on disposal of facilities and other	-	(12,043)	-	(403,476)
Professional fees	-	(66,025)	-	(216,025)

Income (loss) before income taxes and noncontrolling interest in subsidiary	(281,107)	632,574	(1,348,924)	(1,103,520)

Income tax benefit (expense)	107,467	(258,132)	529,364	431,253

Net income (loss)	(173,640)	374,442	(819,560)	(672,267)

Net loss attritutable to noncontrolling interest in subsidiary	12,442	12,754	25,515	25,386

Net income (loss) attritutable to ILX Resorts Incorporated	$(161,198)	$387,196	$(794,045)	$(646,881)

NET INCOME (LOSS) PER SHARE
Total Basic net income (loss) per share	$(0.05)	$0.10	$(0.22)	$(0.18)

Total Diluted net income (loss) per share	$(0.05)	$0.10	$(0.22)	$(0.18)

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(819,560)	$(672,267)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of property and equipment	972	9,061
Reorganization loss on disposal of facilities and other	-	403,476
Reorganization professional fees	-	216,025
Income tax benefit	(529,364)	(431,253)
Estimated uncollectible revenue	469,608	399,077
Depreciation and amortization	608,455	535,492
Amortization of deferred compensation	88,739	26,147
Change in assets and liabilities:
Decrease in notes receivable, net	534,722	30,068
(Increase) decrease in resort property held for Vacation Ownership Interest sales	(2,515,775)	859,443
Decrease (increase) in resort property under development	2,723,113	(5,168)
Increase in land held for sale	(1,170)	(8,614)
Increase in other assets	(504,304)	(1,599,103)
(Decrease) increase in accounts payable	(313,176)	1,109,141
Increase (decrease) in accrued and other liabilities	204,018	(3,835)
Decrease in income taxes payable	(44,232)	-

Net cash (used in) provided by operating activities	(97,954)	867,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(523,459)	(89,490)
Proceeds from sale of property and equipment	-	1,094
Assumption of First Piggy LLC membership interests	33,263	-

Net cash used in investing activities	(490,196)	(88,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,542,479	616,434
Principal payments on notes payable	(5,675,827)	(2,140,141)
Principal payment on note payable to affiliate	(300,000)	-
Preferred stock dividends	(46,788)	-
Acquisition of treasury stock	(2,469)	-

Net cash provided by (used in) financing activities	517,395	(1,523,707)

DECREASE IN CASH AND CASH EQUIVALENTS	(70,755)	(744,413)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,332,922	2,145,601
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,262,167	$1,401,188

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Deferred compensation resulting from unvested common stock issuance	$9,840	$-
Common stock issued to repay portion of note payable to affiliate	300,000	-

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

Reporting Requirements

As a result of its bankruptcy filing, the Company is periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to recent economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral through August 31, 2009.

Under the Bankruptcy Code, the Company may assume or reject certain unexpired leases subject to the Bankruptcy Court’s approval and certain other conditions.  As of the filing date of this report, the Debtors have filed motions to reject seven operating leases; all of which have been granted.  Various other filings have been made with respect to utilities, third party servicing firms, professional firm engagements and contract approvals.

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.  The Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Vendors are being paid for goods and services provided after the Petition Date in the ordinary course of business.  A September 15, 2009 bar date has been established for the filing of proofs of claims against the Debtors.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proofs of Claim

As permitted under the bankruptcy process, certain of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court.  The Debtors believe some of these claims are invalid because they are duplicative, have been amended or superseded by later filed claims or are inaccurate.  Differences in amounts between claims filed by creditors and liabilities shown in our records are being investigated and will be resolved in connection with our claims resolution process.  There can be no assurances at this time that the Company will not continue to record adjustments related to the ultimate amount of claims allowed.

Executory Contracts and Determination of Allowed Claims

Under the Bankruptcy Code, the Debtors may assume or reject certain executory contracts and unexpired leases.  Claims may arise as a result of rejecting any executory contract or unexpired lease.  As mentioned above, the Debtors have rejected seven operating leases.  The condensed consolidated financial statements do not include the effects of any claims from the rejection of these as the Company cannot estimate the amount that will be allowed by the Bankruptcy Court.

Plan of Reorganization

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. Due to ongoing discussions with the Company’s primary lender, a motion to extend exclusivity for an additional 45 days was filed and approved in June 2009.  A second motion to extend exclusivity for an additional 90 days was filed in July 2009.  This motion seeks to extend the Debtors exclusive right to file a plan of reorganization to November 15, 2009 and the ability to obtain necessary acceptances of the plan to January 15, 2010. The Debtor intends to file its plan on or before August 31, 2009.

A plan of reorganization will be deemed accepted by holders of claims against and equity interest in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under the priority classification established by the Bankruptcy Code, unless creditors agree otherwise, pre and post petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution under a plan of reorganization.  The ultimate treatment of creditors and stockholders will not be determined until confirmation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these groups or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings.

There can be no assurance at this time that the Company will be able to restructure as a going concern or that a plan of reorganization will be confirmed by the Bankruptcy Court, or that any such plan will be implemented successfully.

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and e) the Company’s ability to achieve and maintain profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  A plan of reorganization could materially change the amounts currently disclosed in the condensed consolidated financial statements.

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

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Interest paid	$643,893	$31,724	$1,313,794	$345,296
Income taxes paid	11,816	-	44,232	-
Interest capitalized	262,151	-	532,936	81,496

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

Note 3. Reorganization Items

SOP 90-7 requires separate disclosure of reorganization items on both the statement of operations and the statement of cash flows.  The Debtors’ reorganization items on the condensed consolidated statements of operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Loss on disposal of facilities and other	$-	$12,043	$-	$403,476
Professional fees	-	66,025	-	216,025

	$-	$78,068	$-	$619,501

The loss on disposal of facilities and other includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as discussed in Note 1 and trustee fees.  Professional fees related to the reorganization are fees paid to legal counsel and are estimated by the Debtors and will be reconciled when actual invoices are received.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Debtors’ reorganization items on the condensed consolidated statements of cash flows consist of the following:

	Six Months Ended June 30,
	2008	2009

Loss on disposal of facilities and other	$-	$403,476
Professional fees	-	216,025
Change in accounts payable	-	2,462,305
Change in accrued & other liabilities	-	781,063
Notes payable	-	1,412,789

The Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time.  Historically, the Company borrowed against and/or sold receivables to provide sufficient cash to fund its operations.  The Company is currently unable to borrow under its facility, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court (see Note 1). Cash collateral received during the six month period ended June 30, 2009 was $2,177,020.

Note 4. Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will likely be accounted for under a plan of reorganization.  Actions to enforce or effect payment of pre-petition liabilities are stayed.  SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization and as such may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included secured debt that is fully secured as LSTC, but these obligations could be transferred to LSTC based on treatment in the final plan of reorganization.  All post petition interest on notes payable is accrued at contract rate without regard to default or other rate payable in the event of delinquency and included in accounts payable LSTC.  The determination of how liabilities will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Liabilities subject to compromise consist of the following:

	December 31,	June 30,
	2008	2009

Accounts payable	$-	$2,462,305
Accrued & other liabilities	-	781,063
Notes payable	-	1,412,789

	$-	$4,656,157

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5. Basic and Diluted Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Net (loss) income attributable to ILX Resorts Incorporated	$(161,198)	$387,196	$(794,045)	$(646,881)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(23,394)	(23,394)
Basic and Diluted Net (Loss) Income Available to Common Shareholders	$(172,895)	$375,499	$(817,439)	$(670,275)

Basic Weighted-Average Common Shares Outstanding	3,656,823	3,635,877	3,637,920	3,636,386

Diluted Weighted-Average Common Shares Outstanding	3,656,823	3,635,877	3,637,920	3,636,386

Basic Net (Loss) Income Per Common Share	$(0.05)	$0.10	$(0.22)	$(0.18)

Diluted Net (Loss) Income Per Common Share	$(0.05)	$0.10	$(0.22)	$(0.18)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at June 30, 2009 and 2008, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in December 2009.

Note 6. Shareholders’ Equity

A summary of the composition of shareholders’ equity as of June 30, 2009 and 2008, and the changes during the six months then ended is presented in the following table:

	Total ILX Resorts
	Incorporated	Noncontrolling
	shareholders' equity	interest	Total equity
Balance at December 31, 2008	$27,940,374	$1,981,390	$29,921,764
Amortization of deferred compensation	26,147		26,147
Net loss	(646,881)	(25,386)	(672,267)
Balance at June 30, 2009	$27,319,640	$1,956,004	$29,275,644

	Total ILX Resorts
	Incorporated	Noncontrolling
	shareholders' equity	interest	Total equity
Balance at December 31, 2007	$36,163,572	$2,032,716	$38,196,288
Share-based compensation	300,000		300,000
Amortization of deferred compensation	88,739		88,739
Series A dividend payment	(46,788)		(46,788)
Distribution to First Piggy LLC members	33,263		33,263
Acquisition of treasury shares	(2,469)		(2,469)
Net loss	(794,045)	(25,515)	(819,560)
Balance at June 30, 2008	$35,742,272	$2,007,201	$37,749,473

Also, during the six months ended June 30, 2009, the Company reversed deferred compensation of $16,624, representing 2,000 shares issued in January 2006 due to the termination of a Stock Bonus Plan participant prior to vesting in the shares.

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

A summary of the non-vested stock under the Stock Bonus Plan at June 30, 2009 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2008	70,000	$7.61
Stock Granted	-	-
Stock Vested	(31,500)	8.23
Stock Forfeited	(2,000)	8.31

Non-vested at June 30, 2009	36,500	$7.03

Unamortized deferred compensation of $48,732 will be amortized over the weighted average remaining term of 0.68 years.  As discussed in Note 1, the Company is currently in Chapter 11 and its common stock was delisted in March 2009.  Therefore, the Company cannot currently ascribe a value to the non-vested stock under the Stock Bonus Plan.

Note 8. Related Party Transactions

In prior years the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), sold Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  At June 30, 2009, deeds of trust for 623 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,397,888 which is included in notes receivable.  Genesis is one of the subsidiaries that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of June 30, 2009.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of June 30, 2009 with Bruno’s capital contributions net of operating losses included as noncontrolling interest in subsidiary on the accompanying condensed consolidated balance sheet.  ILX-Bruno is one of the entities that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of June 30, 2009 are $833,333 and all payments are current.

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

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  The Company also owns 2,241 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,233 of which have been annexed into Premiere Vacation Club, 194 Vacation Ownership Interests in a resort in Pinetop, Arizona, all of which have been annexed into Premiere Vacation Club and 174 Vacation Ownership Interests in a resort in Phoenix, Arizona, all of which have been annexed into Premiere Vacation Club.  On March 2, 2009, the Company and certain of its subsidiaries and limited liability companies filed for relief under Chapter 11 of the United States Bankruptcy Court for the District of Arizona as discussed under Note 1 in this Report on Form 10-Q.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all  adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 was effective for the Company as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position No. 157-2; which extended the effective date to fiscal years beginning after November 15, 2008.  Adoption of this standard did not cause a material change in financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) Business Combinations (SFAS 141(R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 141(R) and SFAS 160 were effective for fiscal years beginning on or after December 15, 2008.  The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). FSP FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS 140-3 was effective for fiscal years beginning after November 15, 2008, and was to be applied to new transactions entered into after the date of adoption. The adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 was effective for fiscal years beginning on or after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). FSP FAS 140-4 and FIN 46(R)-8 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and FIN 46(R), FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 were effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 Subsequent Events (SFAS 165).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 Amendments to FASB Interpretation No. 46(R) (SFAS 167).  SFAS 167 was adopted to improve financial reporting by enterprises involved with variable interest entities by addressing certain aspects of Interpretation 46(R) including the effect of Statement of Financial Accounting Standards No. 166 Accounting for Transfers of Financial Assets.  SFAS 167 is effective for annual reporting periods beginning after November 15, 2009.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (SFAS 168) which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of the Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within SFAS 168.  Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature.  We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

As a percentage of total revenues:
Sales of Vacation Ownership Interests	47.6%	43.8%	49.0%	41.9%
Estimated uncollectible revenue	(2.1%)	(2.5%)	(2.1)%	(2.4)%
Resort operating revenue	46.9%	53.7%	46.2%	54.7%
Interest and finance income	7.6%	5.0%	6.9%	5.8%
Total revenues	100.0%	100.0%	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	13.9%	13.7%	13.6%	13.6%
Sales and marketing	75.3%	58.3%	75.9%	72.4%
Contribution margin percentage from sale of Vacation Ownership Interests (2)	10.8%	28.0%	10.5%	14.0%
As a percentage of resort operating revenue:
Cost of resort operations	86.5%	73.2%	88.7%	78.7%
As a percentage of total revenues(1):
General and administrative	13.4%	13.0%	14.7%	14.7%
Depreciation and amortization	2.5%	2.8%	2.8%	3.2%
Total operating income (loss)	3.2%	15.3%	(0.2)%	5.2%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	256	233	471	393
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (4)	$16,687	$14,029	$17,294	$14,319
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (4)	$20,772	$16,877	$22,195	$17,519

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4)   Consists of an aggregate of 382 and 314 biennial and annual Vacation Ownership Interests for the three months ended June 30, 2008 and 2009, respectively and 730 and 544 biennial and annual Vacation Ownership Interests for the six months ended June 30, 2008 and 2009, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three and Six Months Ended June 30, 2008 to the Three and Six Months Ended June 30, 2009

Sales of Vacation Ownership Interests decreased 26.9% or $1,400,754 to $3,809,331 for the three months ended June 30, 2009, from $5,210,085 for the same period in 2008 and decreased 34.7% or $3,557,999 to $6,694,247 for the six months ended June 30, 2009 from $10,252,246 for the same period in 2008.  The decrease reflects reduced sales at all sales offices.  As part of a comprehensive expense reduction program, the Company closed three of its sales offices in January 2009.  The decreased revenue is the result of these closures as well as decreased average sales prices discussed below and lower closing rates and tours at the Tucson sales office due to general economic conditions and the impact of the Chapter 11 filing by the Company.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 15.9% or $2,658 to $14,029 for the three months ended June 30, 2009 from $16,687 for the same period in 2008 and decreased 17.2% or $2,975 to $14,319 for the six months ended June 30, 2009 from $17,294 for the same period in 2008.  The decrease in average sales price is due to a change in the product mix sold and special promotional pricing following the Company’s Chapter 11 filing.  The number of Vacation Ownership Interests sold decreased 9.0% from 256 in the three months ended June 30, 2008 to 233 for the same period in 2009 and decreased 16.6% from 471 for the six months ended June 30, 2008 to 393 for the same period in 2009 primarily due to the closure of the three sales offices and decreased closing rates at the Tucson sales office discussed above.  The three and six months ended June 30, 2009 included 162 and 303 biennial Vacation Ownership Interests (counted as 81 and 151.5 annual Vacation Ownership Interests) compared to 253 and 518 biennial Vacation Ownership Interests (counted as 126.5 and 259 annual Vacation Ownership Interests) in the same period in 2008.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 36.4% to $663,591 for the three months ended June 30, 2009 from $1,043,817 for the same period in 2008 and decreased 45.6% to $1,255,861 for the six months ended June 30, 2009 from $2,308,236 for the same period in 2008.  The decrease in 2009 reflects decreased marketing efforts to existing owners in Sedona and Tucson.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) decreased 18.8% or $3,895 to $16,877 for the three months ended June 30, 2009 from $20,772 in 2008 and decreased 21.1% or $4,676 to $17,519 for the six months ended June 30, 2009 from $22,195 in 2008.  These decreases are due to the combination of the decrease in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above and the reduction in Upgrade revenue.

Resort operating revenue decreased 7.8% to $4,950,840 for the three months ended June 30, 2009, from $5,368,230 for the same period in 2008 and decreased 8.5% to $9,250,256 for the six months ended June 30, 2009 from $10,104,115 for the same period in 2008.  The decrease for the three and six months ended June 30, 2009 reflects the closure of the Los Abrigados Lodge, decreased occupancy at the Company’s resorts and decreased average daily rate at certain of the Company’s Sedona and Tucson resorts.  Cost of resort operations as a percentage of resort operating revenue decreased from 86.5% to 73.2% for the three months ended June 30, 2009 and decreased from 88.7% to 78.7% for the six months ended June 30, 2009 reflecting expense reduction measures put in place in the first quarter 2009 as well as the closure of the Los Abrigados Lodge in March 2009.  The Los Abrigados Lodge operated under a long term lease agreement that was rejected as part of the Chapter 11 proceedings and was mainly used to house tour guests and had minimal revenue from other sources.

Interest and finance income decreased 46.7% to $465,328 for the three months ended June 30, 2009 from $873,181 for the same period in 2008 and decreased 35.8% to $974,677 for the six months ended June 30, 2009 from $1,518,612 for the same period in 2008, reflecting decreased Customer Note balances, a reduction in notes sold due to the expiration of the agreement in June 2008 with a financial institution to sell Customer Notes and a greater portion of Customer Notes being zero-interest one year maturities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales was consistent at 13.7% and 13.9% for the three months ended June 30, 2009 and 2008 and 13.6% for the six months ended June 30, 2009 and 2008, respectively.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 58.3% for the three months ended June 30, 2009 from 75.3% for the same period in 2008 and decreased to 72.4% for the six months ended June 30, 2009 from 75.9% for the same period in 2008, reflecting lower marketing costs per tour and reduced sales office expenses.  Sales of Vacation Ownership Interests are reduced by estimated uncollectible revenue.  Sales and marketing as a percentage of gross sales of Vacation Ownership Interests decreased to 55.1% and 68.3% for the three and six months ended June 30, 2009 respectively from 72.0% and 72.5% for the same periods in the prior year.  The significant reduction between second quarter 2008 and 2009 reflects the rejection of leases for less effective marketing venues and other cost cutting strategies as well as tour flow in the second quarter from telemarketing efforts in the first quarter prior to elimination of certain of these programs.

General and administrative expenses decreased to 13.0% of total revenue for the second quarter ended June 30, 2009, from 13.4% for the same period in 2008 and was consistent at 14.7% for the six months ended June 30, 2009 and 2008, respectively.  The percentage decreases reflect reductions in professional fees related to the Greens of Las Vegas lawsuit settled in 2008 and employee benefit plans, a decrease in salaries and related benefits as a result of a reduction in force and comprehensive salary reductions in January 2009 as well as a decrease in rent and other expenses resulting from the rejection of a lease as part of the Bankruptcy filing as discussed in Note 1.

Income from land and other, net decreased to $9,995 and $23,322 for the three and six months ended June 30, 2009, respectively from $12,448 and $46,178 for the same periods in 2008.  Income from land and other, net for the six months ended June 30, 2008 included a gain of $30,295 on the sale of vacation ownership interests to PVC by Genesis.

Interest expense increased 9.1% to $702,702 for the three months ended June 30, 2009 from $643,893 for the same period in 2008 and increased 4.3% to $1,365,953 for the six months ended June 30, 2009 from $1,309,717 for the same period in 2008, reflecting reductions in rate on variable rate borrowing and lower outstanding balances, net of reduced capitalized interest.

Reorganization items include loss on disposal of facilities and other and professional fees.  The loss on disposal of facilities and other includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as well as trustee fees.  Professional fees are expenses for expert counsel.

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

For the six months ended June 30, 2009 cash provided by operations was $867,690 as compared to cash used in operations of $97,954 for the six months ended June 30, 2008.  The increase in cash provided by operations reflects a reduction in net loss, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2008 for the expansion of Premiere Vacation Club at Bell Rock and the Winner’s Circle suites at Los Abrigados, and an increase in accounts payable due to non payment of pre-petition amounts. These are offset by a smaller decrease in notes receivable and an increase in other assets for a cash reserve retained by the Company’s credit card processor.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $88,396 and $490,196 for the six months ended June 30, 2009 and 2008, respectively.  The decrease in net cash used in investing activities in 2009 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities in the six months ended June 30, 2009 was $1,523,707 as compared to net cash provided by financing activities of $517,395 for the six months ended June 30, 2008.  The decrease in cash provided by financing activities is due to the post petition discontinuation of advances against new consumer notes, net of the repayment in 2008 of a note payable to affiliates and the post petition use of cash collateral for operations rather than for debt service.

The Company requires funds to finance the acquisitions of property for future resort development and to further develop the existing resorts, as well as to make capital improvements and support current operations.

Although the Company is not currently obligated to replace delinquent Customer Notes due to the Chapter 11 stay, historically customer defaults have had a significant impact on cash available to the Company from financing Customer Notes receivable and continue to effect the Company’s cash flow to the extent customer payments are not collected as scheduled.

Credit Facilities and Capital

The Company has a financing commitment aggregating $20 million whereby the Company borrowed against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in December 2009 and the maturity is in January 2013.  At June 30, 2009, approximately $8.5 million was available under this commitment. However, the Company may not currently borrow on this facility due to its March 2, 2009 filing under Chapter 11 of the United State Bankruptcy Code.

At June 30, 2009 and 2008, the Company had approximately $5.4 million and $8.8 million, respectively, in outstanding notes receivable sold on a recourse basis.  A small portion of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa and VCA–Tucson.

In January 2009, the Company amended an existing line of credit to reduce the borrowing limit to $750,000 and change the interest rate to libor plus 3.84%, but not less than 4.25%, from prime plus 1.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

On March 1, 2009 a Loan and Security Agreement in the original amount of $5.0 million with Textron Financial Corporation (the “Lender”) was terminated.  The loan’s original maturity date was December 31, 2008 but was extended to February 28, 2009 by two separate letter agreements.  The outstanding principal balance on the loan was $4,577,874 as of March 1, 2009.  The Company and the Lender were unable to reach a mutually acceptable longer term extension of the loan.  The loan is secured by an assignment of a Promissory Note to the Company and a Deed of Trust from an affiliated limited liability company securing approximately 14 acres of land in Sedona, Arizona.

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

The Company continues to assess its liquidity position due to its reorganization status, the scarcity of capital and uncertainty of the credit markets, current economic conditions, sales challenges as a result of the foregoing and the expenses associated with the Chapter 11 Bankruptcy proceedings.

Off-Balance Sheet Arrangements

In April 2008, the Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of June 30, 2009 were $833,333 and all payments are current.

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the six months ended June 30, 2009.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at June 30, 2009, then based on the $17.9 million balance of variable rate debt at June 30, 2009, interest expense would increase or decrease by approximately $179,000 (before income taxes) per annum.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Item 4T.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

The description of the risk factor labeled WE MAY NOT BE ABLE TO FINANCE OUR GROWTH which was disclosed in the Company’s Form 10-K for the year ended December 31, 2008 should be revised and read as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

We intend to selectively acquire and develop new vacation ownership resorts and may continue to expand our existing resorts. Our long term plans may include development of some or all of the land we currently own, which includes land in Sedona, adjacent to our Los Abrigados Resort and land in Puerto Penasco (“Rocky Point”) Mexico.  Acquiring and/or developing new resorts, or expansion of existing resorts will place substantial demands on our liquidity and capital resources, as well as on our personnel and administrative capabilities. Risks associated with our development and construction activities include, but are not limited to, the following:

•	construction costs or delays may exceed original estimates, which could make the development or expansion uneconomical or unprofitable;

•	sales of Vacation Ownership Interests or other revenue from newly completed facilities may not be sufficient to make the resort or development profitable;

•	financing may not be available on terms favorable for development of a project, if at all,

•	financing may not be available on terms favorable for the continued sales of Vacation Ownership Interests, if at all; and

•	carrying costs, including the cost of capital, may make holding land for future development unsustainable.

We cannot provide assurance that adequate financing for this or other future development projects will be available on terms and conditions favorable to our company, if at all.  Our ability to obtain needed financing and to repay any indebtedness at maturity may depend on refinancing or future sales of debt or equity, which may not be available on terms favorable to our company, if at all. Factors that could affect our access to the capital markets, or the cost of such capital, include the following:

•	condition of the capital markets,

•	changes in interest rates,

•	general economic conditions,

•	the threat of war or terrorist activities,

•	our voluntary filing under Chapter 11 of the United States Bankruptcy Code

•	the perception in the capital markets of the vacation ownership industry, our business, and our business prospects,

•	our results of operations, and

•	the amount of debt we have outstanding and our financial condition.

The description of the risk factor labeled OUR STOCK IS NOT LISTED ON A PUBLIC EXCHANGE, WHICH MAY NEGATIVELY IMPACT ITS LIQUIDITY AND PRICE which was disclosed in the Company’s Form 10-K for the year ended December 31, 2008 should be revised to read as follows:

As a result of our filing under Chapter 11 of the United States Bankruptcy Code, trading in our common stock was halted on March 2, 2009 and the stock was delisted from NYSE AMEX on March 13, 2009.  Although we sought a market maker to enable our common stock to be quoted on the automated Pink Quote system, we were not successful in doing so.  Because our stock is not quoted on an exchange or interdealer quotation system, market transparency is diminished and execution of orders is more difficult, which may negatively impact the price of our stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

The description of the risk factor labeled WE MAY NOT SUCCESSFULLY EMERGE FROM CHAPTER 11 which was disclosed in the Company’s Form 10-K for the year ended December 31, 2008 should be revised to read as follows:

On March 2, 2009 we filed a voluntary petition for protection from creditors under Chapter 11 of the United States Bankruptcy Code.  We have filed certain motions to extend exclusivity and intend to file a plan of reorganization on or before August 31, 2009 and seek confirmation of that plan from our creditors and the court.  There can be no assurance that we will be successful in obtaining plan confirmation or of the effect of such a plan, if confirmed, on the value of the stock.  If our plan is not confirmed, we could risk conversion to a Chapter 7 filing or dismissal, which could adversely affect the value of our stock.

There are no other material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

As a result of the Chapter 11 filing, the Company is in default on substantially all of its debt obligations.  The Company also did not make its annual dividend payment of $46,788 to Series A Preferred Stock Shareholders.

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

Date:  As of August 12, 2009