Form 10-Q
period 2009-09-30
ILX RESORTS INC
filed 2009-11-10
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2009	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Debtor and Debtor-In-Possession as of March 2, 2009)
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.                                                                                             Yes  ☐          No  x

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, without par value	3,635,877 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2009
ASSETS
Cash and cash equivalents	$2,145,601	$1,553,187
Notes receivable, net of allowance for uncollectible notes
of $2,766,951 and $3,492,672, respectively	19,297,008	18,945,057
Resort property held for Vacation Ownership Interest sales	23,997,073	22,782,762
Resort property under development	1,269,445	1,274,613
Land held for sale	586,681	596,765
Property and equipment, net	21,007,739	20,283,437
Income tax receivable	31,892	31,892
Deferred tax asset	1,978,332	2,392,834
Other assets	2,492,211	4,236,053

TOTAL ASSETS	$72,805,982	$72,096,600

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Liabilities not subject to compromise:
Accounts payable	$1,847,903	$523,523
Accrued expenses and other liabilities	3,864,210	2,987,753
Notes payable	37,172,105	33,974,563
Liabilities subject to compromise	-	5,301,192

TOTAL LIABILITIES	42,884,218	42,787,031

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
ILX Resorts Incorporated shareholders' equity:
Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,580,259 and 5,578,259 shares issued and outstanding	29,322,887	29,306,263
Treasury stock, at cost, 1,942,382 shares	(10,005,915)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(91,503)	(27,347)
Retained earnings	7,908,805	7,287,052
Total ILX Resorts Incorporated shareholders' equity	27,940,374	27,366,153
Non controlling interest in subsidiary	1,981,390	1,943,416
TOTAL SHAREHOLDERS' EQUITY	29,921,764	29,309,569

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$72,805,982	$72,096,600

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
REVENUES:
Sales of Vacation Ownership Interests	$4,936,013	$2,994,711	$15,657,867	$10,088,035
Estimated uncollectible revenue	(14,765,160)	(168,010)	(15,234,768)	(567,087)
Resort operating revenue	5,188,714	4,834,042	15,292,829	14,084,298
Interest and finance income	522,259	470,518	2,040,871	1,445,195
Total revenues	(4,118,174)	8,131,261	17,756,799	25,050,441

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests (recovered) sold	(2,641,944)	371,928	(1,242,527)	1,283,393
Cost of resort operations	4,589,281	3,680,290	13,553,999	10,959,899
Sales and marketing	3,626,697	1,800,387	11,404,765	6,645,583
General and administrative	1,694,664	1,121,539	4,904,364	3,610,345
Depreciation and amortization	274,120	256,065	882,575	791,557

Total cost of sales and operating expenses	7,542,818	7,230,209	29,503,176	23,290,777

Timeshare and resort operating income (loss)	(11,660,992)	901,052	(11,746,377)	1,759,664

Income from land and other, net (including Related Party)	9,115	6,190	55,293	29,512

Total operating income (loss)	(11,651,877)	907,242	(11,691,084)	1,789,176

Interest expense	(663,184)	(706,434)	(1,972,901)	(2,072,387)

REORGANIZATION ITEMS:
Loss on disposal of facilities and other	-	(18,507)	-	(421,983)
Professional fees	-	(153,010)	-	(369,035)

Income (loss) before income taxes and noncontrolling interest in subsidiary	(12,315,061)	29,291	(13,663,985)	(1,074,229)

Income tax benefit (expense)	4,960,508	(16,751)	5,489,872	414,502

Net income (loss)	(7,354,553)	12,540	(8,174,113)	(659,727)

Net loss attritutable to noncontrolling interest in subsidiary	13,050	12,588	38,565	37,974

Net income (loss) attritutable to ILX Resorts Incorporated	$(7,341,503)	$25,128	$(8,135,548)	$(621,753)

NET INCOME (LOSS) PER SHARE
Total Basic net income (loss) per share	$(2.01)	$-	$(2.24)	$(0.18)

Total Diluted net income (loss) per share	$(2.01)	$-	$(2.24)	$(0.18)

See notes to condensed consolidated financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,174,113)	$(659,727)
Adjustments to reconcile net loss to net cash provided by operating activities:

Loss on sale of property and equipment	683	9,106
Reorganization loss on disposal of facilities and other	-	421,983
Reorganization professional fees	-	369,035
Income tax benefit	(5,489,872)	(414,502)
Estimated uncollectible revenue	15,234,768	567,087
Depreciation and amortization	882,575	791,557
Amortization of deferred compensation	132,916	47,532
Change in assets and liabilities:
Decrease (increase) in notes receivable, net	273,926	(215,136)
(Increase) decrease in resort property held for Vacation Ownership
Interest sales	(5,942,093)	1,214,311
Decrease (increase) in resort property under development	3,390,420	(5,168)
Increase in land held for sale	(1,170)	(10,084)
Increase in other assets	(195,038)	(2,491,582)
(Decrease) increase in accounts payable	(46,710)	1,778,923
Increase (decrease) in accrued and other liabilities	182,945	(97,071)
Decrease in deferred income taxes	(4,320)	-
Decrease in income taxes payable	(44,232)	-

Net cash provided by operating activities	200,685	1,306,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(877,120)	(115,019)
Proceeds from sale of property and equipment	-	1,094
Assumption of First Piggy LLC membership interests	33,263	-

Net cash used in investing activities	(843,857)	(113,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	9,188,944	631,352
Principal payments on notes payable	(8,616,693)	(2,416,105)
Principal payment on note payable to affiliate	(300,000)	-
Preferred stock dividends	(46,788)	-
Acquisition of treasury stock	(26,953)	-

Net cash provided by (used in) financing activities	198,510	(1,784,753)

DECREASE IN CASH AND CASH EQUIVALENTS	(444,662)	(592,414)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,332,922	2,145,601
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,888,260	$1,553,187

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Deferred compensation resulting from unvested common stock issuance	$4,048	$-
Common stock issued to repay portion of note payable to affiliate	300,000	-

See notes to condensed consolidated financial statements.

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

Reporting Requirements

As a result of its bankruptcy filing, the Company is periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials are prepared according to requirements of federal bankruptcy law.  While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited and are prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws.  Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly disclosed consolidated financial statements.  Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities, or for comparison with other financial information filed with the Securities and Exchange Commission.

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to recent economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral through November 30, 2009.

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

Notifications

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing.  The Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceeding or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date.  Vendors are being paid for goods and services provided after the Petition Date in the ordinary course of business.  The deadline for the filing of proofs of claims against the Debtors was September 15, 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Proofs of Claim

As permitted under the bankruptcy process, certain of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court.  The total amount of the claims that were filed far exceed the Company’s estimate of ultimate liability.  The Debtors believe some of these claims are invalid because they are duplicative, have been amended or superseded by later filed claims, are based on contingencies that have not occurred, or are inaccurate or not valid.  Differences in amounts between claims filed by creditors and liabilities shown in our records are being investigated and will be resolved in connection with our claims resolution process.  There can be no assurances at this time that the Company will not continue to record adjustments related to the ultimate amount of claims allowed.

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

Plan of Reorganization

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. Due to ongoing discussions with the Company’s primary lender, a motion to extend exclusivity for an additional 45 days was filed and approved in June 2009.  A second motion to extend exclusivity was granted, the Debtors filed a plan of reorganization and disclosure statement on August 28, 2009 and in September the Court extended the Debtors exclusive right to obtain necessary acceptances of the plan to December 1, 2009. The Debtor filed an Amended Joint Plan of Reorganization (“the Plan”) and First Amended Joint Disclosure Statement (“the Disclosure Statement”) on October 2, 2009.  Also on October 2, 2009, the Bankruptcy Court entered its order approving the Disclosure Statement and establishing the solicitation and voting procedures for the Debtors’ Plan.  The creditors and equity holders’ votes for or against, and any objections to the Debtors’ Plan must be submitted on or before November 2, 2009.  The confirmation hearing on the Debtors’ Plan is scheduled for November 10 and 12, 2009.  The Company’s primary lender filed a Motion for Relief From Automatic Stay Regarding Debtors’ Real and Personal Property on August 15, 2009.  The hearing on this motion is currently scheduled to be held in conjunction with the Plan confirmation hearing on November 10 and 12, 2009.  Assuming the Debtors’ Plan is confirmed at the November hearing, the Debtors expect to consummate the plan and emerge from Chapter 11 in December 2009.

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

There can be no assurance at this time that the Company will be able to restructure as a going concern or that the Plan will be confirmed by the Bankruptcy Court, or that the Plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization.  The amount of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3 “Reorganization Items” for additional information.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risks and Uncertainties

The ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to collect customer note balances; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve and maintain profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  The confirmed Plan could materially change the amounts currently disclosed in the condensed consolidated financial statements.

Liquidity and Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern.  This assumes a continuation of operations and the realization of assets and liabilities in the ordinary course of business.  The condensed consolidated financial statements do not include any adjustments that might result if the Company were forced to discontinue operations or if the realizable value of assets is permanently diminished as a result of the effect of uncertainty during the bankruptcy proceedings.  The Company has liquidity needs in the operation of its business which are eased by the use of cash collateral discussed above.  In order to address liquidity concerns, the Company has made expense reductions and scaled back its sales and marketing operations.  It has also rejected certain lease agreements as discussed above.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles in its financial statements for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with FASB ASC 978, Real Estate - Time-Sharing Activities.  No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals, revenues from food, beverages and other amenities, and the management and operation of the ILX Resorts (inclusive of homeowner’s dues).  Such revenues are recorded as the rooms are rented or the services are performed.

Condensed Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Interest paid	$663,184	$29,768	$1,976,978	$375,064
Income taxes paid	4,320	-	48,552	-
Interest capitalized	245,778	-	778,714	81,496

Stock Based Compensation

The Company records stock based compensation in accordance with the provisions of FASB ASC 718. FASB ASC 718 addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the standard, the Company is required to account for such transactions using a fair-value method and recognize the expense in the condensed consolidated statement of operations.

Reclassification

The financial statements for the prior period have been reclassified to be consistent with the current period financial statement presentation.  The reclassification had no effect on net income.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Reorganization Items

           FASB ASC 852 requires separate disclosure of reorganization items on both the statement of operations and the statement of cash flows.  The Debtors’ reorganization items on the condensed consolidated statements of operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Loss on disposal of facilities and other	$-	$18,507	$-	$421,983
Professional fees	-	153,010	-	369,035

	$-	$171,517	$-	$791,018

The loss on disposal of facilities and other includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as discussed in Note 1 and trustee fees.  Professional fees related to the reorganization are fees paid to legal and expert counsel and are estimated by the Debtors and will be reconciled when actual invoices are received.

    The Debtors’ reorganization items on the condensed consolidated statements of cash flows consist of the following:

	Nine Months Ended September 30,
	2008	2009

Loss on disposal of facilities and other	$-	$421,983
Professional fees	-	369,035
Change in accounts payable	-	3,109,017
Change in accrued & other liabilities	-	779,386
Notes payable	-	1,412,789

The Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time.  Historically, the Company borrowed against and/or sold receivables to provide sufficient cash to fund its operations.  The Company is currently unable to borrow under its facility, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court (see Note 1). Cash collateral received during the nine month period ended September 30, 2009 was $3,824,613.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will likely be accounted for under a plan of reorganization.  Actions to enforce or effect payment of pre-petition liabilities are stayed.  FASB ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the plan of reorganization and as such may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included secured debt that is fully secured as LSTC nor any post petition obligations for rejected leases, but these obligations could be transferred or added to LSTC based on treatment in the final approved plan of reorganization.  All post petition interest on notes payable is accrued at contract rate without regard to default or other rate payable in the event of delinquency and included in accounts payable and notes payable LSTC.  The determination of how liabilities will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Liabilities subject to compromise consist of the following:

	December 31,	September 30,
	2008	2009

Accounts payable	$-	$3,109,017
Accrued & other liabilities	-	779,386
Notes payable	-	1,412,789

Total liabilities subject to compromise	$-	$5,301,192

Note 5. Basic and Diluted Net Income (Loss) Per Share

           In accordance with FASB ASC 260, “Earnings Per Share,” the following presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net (loss) income attributable to ILX Resorts Incorporated	$(7,341,503)	$25,128	$(8,135,548)	$(621,753)
Less: Series A preferred stock dividends	(11,697)	(11,697)	(35,091)	(35,091)
Basic and Diluted Net (Loss) Income Available to Common Shareholders	$(7,353,200)	$13,431	$(8,170,639)	$(656,844)

Basic Weighted-Average Common Shares Outstanding	3,652,820	3,635,877	3,642,941	3,636,214

Diluted Weighted-Average Common Shares Outstanding	3,652,820	3,635,877	3,642,941	3,636,214

Basic Net (Loss) Income Per Common Share	$(2.01)	$-	$(2.24)	$(0.18)

Diluted Net (Loss) Income Per Common Share	$(2.01)	$-	$(2.24)	$(0.18)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at September 30, 2009 and 2008, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.  These options expire in December 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Shareholders’ Equity

A summary of the composition of shareholders’ equity as of September 30, 2009 and 2008, and the changes during the nine months then ended is presented in the following table:

	Total ILX Resorts
	Incorporated	Noncontrolling	Total
	shareholders' equity	interest	shareholders' equity
Balance at December 31, 2008	$27,940,374	$1,981,390	$29,921,764
Amortization of deferred compensation	47,532		47,532
Net loss	(621,753)	(37,974)	(659,727)
Balance at September 30, 2009	$27,366,153	$1,943,416	$29,309,569

	Total ILX Resorts
	Incorporated	Noncontrolling	Total
	shareholders' equity	interest	shareholders' equity
Balance at December 31, 2007	$36,163,572	$2,032,716	$38,196,288
Share-based compensation	300,000		300,000
Amortization of deferred compensation	132,916		132,916
Series A dividend payment	(46,788)		(46,788)
Distribution to First Piggy LLC members	33,263		33,263
Acquisition of treasury shares	(26,953)		(26,953)
Net loss	(8,135,548)	(38,565)	(8,174,113)
Balance at September 30, 2008	$28,420,462	$1,994,151	$30,414,613

Also, during the nine months ended September 30, 2009, the Company reversed deferred compensation of $16,624, representing 2,000 shares issued in January 2006 due to the termination of a Stock Bonus Plan participant prior to vesting in the shares.

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

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  A summary of the non-vested stock under the Stock Bonus Plan at September 30, 2009 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2008	70,000	$7.61
Stock Granted	-	-
Stock Vested	(31,500)	8.23
Stock Forfeited	(2,000)	8.31

Non-vested at September 30, 2009	36,500	$7.03

Unamortized deferred compensation of $27,347 will be amortized over the weighted average remaining term of 0.48 years.  As discussed in Note 1, the Company is currently in Chapter 11 and its common stock was delisted in March 2009.  Therefore, the Company cannot currently ascribe a value to the non-vested stock under the Stock Bonus Plan.

Note 8. Related Party Transactions

In prior years the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), sold Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  At September 30, 2009, deeds of trust for 604 of the Vacation Ownership Interests secure outstanding indebtedness from PVC to Genesis of $1,347,245 which is included in notes receivable.  Genesis is one of the subsidiaries that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of September 30, 2009.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of September 30, 2009 with Bruno’s capital contributions net of operating losses included as noncontrolling interest in subsidiary on the accompanying condensed consolidated balance sheet.  ILX-Bruno is one of the entities that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of September 30, 2009 are $833,333 and all payments are current.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, the risks of rapid growth, its dependence on key personnel, general economic conditions, government and regulatory actions, the impact of our announcement of our voluntary filing under Chapter 11 of the United States Bankruptcy Code, the ability to continue as a going concern, the ability to obtain court approval of our motions in the Chapter 11 proceedings, our ability to develop, pursue, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases, the impact on the collectability of receivables and homeowner dues of extended Chapter 11 proceedings, our ability to obtain and maintain normal terms with vendors and service providers and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

Overview

ILX Resorts Incorporated (“ILX” or the “Company”) is one of the leading developers, marketers and operators of timeshare resorts in the western United States and Mexico.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., bienniel) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of unused or unsold inventory of units at its vacation ownership resorts, and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, land in Puerto Penãsco (Rocky Point), Mexico and land in Sedona, Arizona (collectively, the “ILX Resorts”).  The Company also owns 2,241 Vacation Ownership Interests in a resort in Las Vegas, Nevada, 2,233 of which have been annexed into Premiere Vacation Club, 194 Vacation Ownership Interests in a resort in Pinetop, Arizona, all of which have been annexed into Premiere Vacation Club and 176 Vacation Ownership Interests in a resort in Phoenix, Arizona, 174 of which have been annexed into Premiere Vacation Club.  On March 2, 2009, the Company and certain of its subsidiaries and limited liability companies filed for relief under Chapter 11 of the United States Bankruptcy Court for the District of Arizona as discussed under Note 1 in this Report on Form 10-Q.

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

               The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana Nevada and Mexico.

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles in its financial statements for the period ended September 30, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with FASB ASC 978, Real Estate - Time-Sharing Activities.  No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest.  Resort operating revenue represents daily room rentals, revenues from food, beverages and other amenities, and the management and operation of the ILX Resorts (inclusive of homeowner’s dues).  Such revenues are recorded as the rooms are rented or the services are performed.

Recent Accounting Pronouncements

In September 2006, the FASB issued a new accounting standard which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The new standard was effective for the Company as of January 1, 2008.  In February 2008, the FASB issued a new standard which extended the effective date to fiscal years beginning after November 15, 2008.  Adoption of this standard did not cause a material change in financial position or results of operations.

In December 2007, the FASB issued a new standard which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  The FASB also issued a second new standard which seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  These two new standards were effective for fiscal years beginning on or after December 15, 2008.  The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued a new standard which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The new standard also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. The new standard was effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In February 2008, the FASB issued a new staff position requiring an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The staff position was effective for fiscal years beginning after November 15, 2008, and was to be applied to new transactions entered into after the date of adoption. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

In March 2008, the FASB issued a new standard requiring enhanced disclosures about an entity’s derivative and hedging activities.  The new standard was effective for fiscal years beginning on or after November 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued a new staff position clarifying that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The staff position was effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In December 2008, the FASB issued a new staff position and interpretation to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. The new staff position and interpretation were effective for the first interim or annual reporting period ending after December 15, 2008. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued a new staff position, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The staff position also amends a previous accounting standard to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under the new staff position, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The staff position is effective for periods ending after June 15, 2009 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued a new standard which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard was effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued a new standard which was adopted to improve financial reporting by enterprises involved with variable interest entities. The new standard is effective for annual reporting periods beginning after November 15, 2009.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

Results of Operations

Non-GAAP Financial Measures

The following table of certain operating information for the Company is presented with information both inclusive and exclusive of an adjustment to increase the allowance for uncollectible notes and write-off certain Customer Notes in the third quarter of 2008.  See a discussion below of the allowance adjustment.  In presenting these comparative operating results, the Company has included a column which excludes the effect of the allowance adjustment as the Company believes this information is reflective of the Company’s operations for the three and nine months ended September 30, 2008.  The following comparison of the three and nine months ended September 30, 2008 with the three and nine months ended September 30, 2009 is based on the results prior to the allowance adjustment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

    The following table sets forth certain operating information for the Company:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	2008			2008	2008
	Prior to	Allowance			Prior to	Allowance
	Adjustment	Adjustment	2008	2009	Adjustment	Adjustment	2008	2009

As a percentage of total revenues:
Sales of Vacation Ownership Interests	47.3%		(119.8)%	36.8%	48.5%		88.2%	40.3%
Estimated uncollectible revenue	(2.0)%	360.5%	358.5%	(2.1)%	(2.1)%	(83.7)%	(85.8)%	(2.3)%
Resort operating revenue	49.7%		(126.0)%	59.5%	47.3%		86.1%	56.2%
Interest and finance income	5.0%		(12.7)%	5.8%	6.3%		11.5%	5.8%
Total revenues	100.0%		100.0%	100.0%	100.0%		100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold (recovered)	13.6%	(34.1)%	(26.9)%	13.2%	13.6%	(296.1)%	(293.7)%	13.5%
Sales and marketing	76.8%		36.9%	63.7%	76.2%		(2695.5)%	69.8%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	9.6%		(110.0)%	23.2%	10.2%		(2301.9)%	16.7%
As a percentage of resort operating revenue:
Cost of resort operations	88.4%		88.4%	76.1%	88.6%		88.6%	77.8%
As a percentage of total revenues(1):
General and administrative	16.2%		41.1%	13.8%	15.2%		27.6%	14.4%
Depreciation and amortization	2.6%		6.7%	3.1%	2.7%		5.0%	3.2%
Total operating income (loss)	(3.7)%		(282.9)%	11.2%	(2.4)%		(65.8)%	7.1%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	207		207	157	678		678	549
Average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) (4)	$16,845		$16,845	$14,436	$17,157		$17,157	$14,353
Average sales price per Vacation Ownership Interest sold (including revenues from Upgrades) (4)	$23,281		$23,281	$18,449	$22,526		$22,526	$17,784

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4)   Consists of an aggregate of 329 and 228 biennial and annual Vacation Ownership Interests for the three months ended September 30, 2008 and 2009, respectively and 1,059 and 772 biennial and annual Vacation Ownership Interests for the nine months ended September 30, 2008 and 2009, respectively.  Excludes the number of conversions and upgrades.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Comparison of the Three and Nine Months Ended September 30, 2008 to the Three and Nine Months Ended September 30, 2009

During the third quarter of 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 million and a reduction in cost of Vacation Ownership Interests owned in the amount of $3,281,615, the “allowance adjustment”, to record the reduction in its expectation of collectability of both past due and current performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectability was based upon the then recent economic, financial and credit conditions.

Sales of Vacation Ownership Interests decreased 40.1% or $1,893,584 to $2,826,701 for the three months ended September 30, 2009, from $4,720,285 for the same period in 2008 and decreased 36.4% or $5,451,583 to $9,520,948 for the nine months ended September 30, 2009 from $14,972,531 for the same period in 2008.  The decrease reflects a reduction in scale of sales operations.  As part of a comprehensive expense reduction program, the Company closed three of its sales offices in January 2009, and continues to operate two sales offices in Sedona and Tucson at a reduced scale.  The decreased revenue is the result of the closures, a reduction in tours to the Sedona and Tucson sales office during the Chapter 11 proceedings, as well as decreased average sales prices discussed below and lower closing rates at the Tucson sales office due to general economic conditions and the impact of the Chapter 11 filing by the Company.

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 14.3% or $2,409 to $14,436 for the three months ended September 30, 2009 from $16,845 for the same period in 2008 and decreased 16.3% or $2,804 to $14,353 for the nine months ended September 30, 2009 from $17,157 for the same period in 2008.  The decrease in average sales price is due to a change in the product mix sold and special promotional pricing following the Company’s Chapter 11 filing.  The number of Vacation Ownership Interests sold decreased 24.2% from 207 in the three months ended September 30, 2008 to 157 for the same period in 2009 and decreased 19.0% from 678 for the nine months ended September 30, 2008 to 549 for the same period in 2009 primarily due to the closure of the three sales offices and decreased closing rates at the Tucson sales office discussed above.  The three and nine months ended September 30, 2009 included 143 and 446 biennial Vacation Ownership Interests (counted as 71.5 and 223 annual Vacation Ownership Interests) compared to 245 and 763 biennial Vacation Ownership Interests (counted as 122.5 and 381.5 annual Vacation Ownership Interests) in the same period in 2008.

Upgrade revenue, included in Vacation Ownership Interest sales, decreased 52.7% to $627,956 for the three months ended September 30, 2009 from $1,328,976 for the same period in 2008 and decreased 48.2% to $1,883,817 for the nine months ended September 30, 2009 from $3,637,212 for the same period in 2008.  The decrease in 2009 reflects decreased marketing efforts to existing owners in Sedona and Tucson.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) decreased 20.8% or $4,832 to $18,449 for the three months ended September 30, 2009 from $23,281 in 2008 and decreased 21.1% or $4,742 to $17,784 for the nine months ended September 30, 2009 from $22,526 in 2008.  These decreases are due to the combination of the decrease in average sales price per Vacation Ownership Interest sold (excluding Upgrades) described above and the reduction in Upgrade revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Resort operating revenue decreased 6.8% to $4,834,042 for the three months ended September 30, 2009, from $5,188,714 for the same period in 2008 and decreased 7.9% to $14,084,298 for the nine months ended September 30, 2009 from $15,292,829 for the same period in 2008.  The decrease for the three and nine months ended September 30, 2009 reflects the closure of the Los Abrigados Lodge, decreased occupancy at the Company’s resorts and decreased average daily rate at certain of the Company’s Arizona and South Bend resorts.  Cost of resort operations as a percentage of resort operating revenue decreased from 88.4% to 76.1% for the three months ended September 30, 2009 and decreased from 88.6% to 77.8% for the nine months ended September 30, 2009 reflecting expense reduction measures put in place in the first quarter 2009 as well as the closure of the Los Abrigados Lodge in March 2009.  The Los Abrigados Lodge operated under a long term lease agreement that was rejected as part of the Chapter 11 proceedings and was mainly used to house tour guests and had minimal revenue from other sources.  Further, both resort operating revenue and cost of resort operations were negatively impacted in the third quarter 2009 by the effects of natural disasters and calamity at several of the Company’s resorts including flooding, a hurricane and a gas leak.

Interest and finance income decreased 9.9% to $470,518 for the three months ended September 30, 2009 from $522,259 for the same period in 2008 and decreased 29.2% to $1,445,195 for the nine months ended September 30, 2009 from $2,040,871 for the same period in 2008, reflecting decreased Customer Note balances, a reduction in notes sold due to the expiration of the agreement in June 2008 with a financial institution to sell Customer Notes, a greater portion of Customer Notes being zero-interest one year maturities and special interest rates on certain products following the Chapter 11 filing.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales was consistent at 13.6% and 13.2% for the three months ended September 30, 2009 and 2008 and 13.6% and 13.5% for the nine months ended September 30, 2009 and 2008, respectively.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 63.7% for the three months ended September 30, 2009 from 76.8% for the same period in 2008 and decreased to 69.8% for the nine months ended September 30, 2009 from 76.2% for the same period in 2008, reflecting lower marketing costs per tour and reduced sales office expenses.  The significant reduction between the three and nine months ended September 30, 2008 and the comparable periods in 2009 reflects the rejection of leases for less effective marketing venues and other cost cutting strategies.

General and administrative expenses decreased to 13.8% of total revenue for the third quarter ended September 30, 2009, from 16.2% for the same period in 2008 and decreased to 14.4% for the nine months ended September 30, 2009 from 15.2% for the same period in 2008.  The percentage decreases reflect reductions in professional fees related to the Greens of Las Vegas lawsuit settled in 2008 and employee benefit plans, a decrease in salaries and related benefits as a result of a reduction in force and comprehensive salary reductions in January 2009 as well as a decrease in rent and other expenses resulting from the rejection of a lease as part of the Bankruptcy filing as discussed in Note 1.

Income from land and other, net decreased to $6,190 and $29,512 for the three and nine months ended September 30, 2009, respectively from $9,115 and $55,293 for the same periods in 2008.  Income from land and other, net for the nine months ended September 30, 2008 included a gain of $30,295 on the sale of vacation ownership interests to PVC by Genesis.

Interest expense increased 6.5% to $706,434 for the three months ended September 30, 2009 from $663,184 for the same period in 2008 and increased 5.0% to $2,072,387 for the nine months ended September 30, 2009 from $1,972,901 for the same period in 2008, reflecting reductions in rate on variable rate borrowing and lower outstanding balances, net of reduced capitalized interest.

Reorganization items include loss on disposal of facilities and other and professional fees.  The loss on disposal of facilities and other includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as well as trustee fees.  Professional fees are expenses for legal and expert counsel.

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

For the nine months ended September 30, 2009 and 2008 cash provided by operations was $1,306,264 and $200,685, respectively.  The increase in cash provided by operations reflects a reduction in net loss and resultant smaller income tax benefit, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2008 for the expansion of Premiere Vacation Club at Bell Rock and the Winner’s Circle suites at Los Abrigados, and an increase in accounts payable due to non payment of pre-petition amounts. These are offset by a reduction in estimated uncollectible revenue due to the 2008 increased allowance and write-off of uncollectible Customer Notes receivable, an increase in notes receivable and an increase in other assets for a cash reserve retained by the Company’s credit card processor and due to timing differences in amounts related to homeowner’s associations.

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

At December 31, 2009, the Company had net operating loss, or "NOL," carryforwards of $13.2 million. These NOL carryforwards expire in 2028.

In addition, Section 382 of the Internal Revenue Code imposes limitations on the utilization of NOLs by a corporation following various types of ownership changes that result in more than a 50% change in ownership of the corporation within a three-year period. Such changes may occur as a result of new common stock issuances by the Company or changes occurring as a result of filings with the SEC on Schedules 13D and 13G by holders of more than 5% of the Company’s common stock, whether involving the acquisition or disposition of common stock. If such a subsequent change occurs, the limitations of Section 382 would apply and may limit or deny the Company’s ability to use the NOLs in the future, which could require the Company to pay additional federal and state taxes.

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $113,925 and $843,857 for the nine months ended September 30, 2009 and 2008, respectively.  The decrease in net cash used in investing activities in 2009 is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities in the nine months ended September 30, 2009 was $1,784,753 as compared to net cash provided by financing activities of $198,510 for the nine months ended September 30, 2008.  The decrease in cash provided by financing activities is due to the post petition discontinuation of advances against new consumer notes, net of the repayment in 2008 of a note payable to affiliates and the post petition use of cash collateral for operations rather than for debt service.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Credit Facilities and Capital

The Company has a financing commitment aggregating $20 million whereby the Company borrowed against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment has a borrowing period which expires in December 2009 and the maturity is in January 2013.  At September 30, 2009, approximately $8.7 million was available under this commitment. However, the Company may not currently borrow on this facility due to its March 2, 2009 filing under Chapter 11 of the United States Bankruptcy Code.

At September 30, 2009 and 2008, the Company had approximately $5.0 million and $7.7 million, respectively, in outstanding notes receivable sold on a recourse basis.  A small portion of the notes receivable are secured by customer deeds of trust on Los Abrigados Resort & Spa and VCA–Tucson.

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

Off-Balance Sheet Arrangements

In April 2008, the Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of September 30, 2009 were $833,333 and all payments are current.

Seasonality

The Company’s revenues are moderately seasonal with the volume of ILX owners, hotel guests and Vacation Ownership Interest exchange participants typically greatest in the second and third fiscal quarters.  Also impacting revenues are inclement weather, floods, forest fires, gasoline prices and other unforeseen natural disasters.  As the Company expands into new markets and geographic locations it may experience increased or additional seasonality dynamics which may cause the Company’s operating results to fluctuate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s three most recent fiscal years or the nine months ended September 30, 2009.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company currently derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at September 30, 2009, then based on the $17.9 million balance of variable rate debt at September 30, 2009, interest expense would increase or decrease by approximately $179,000 (before income taxes) per annum.

Item 4T.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

On March 2, 2009 we filed a voluntary petition for protection from creditors under Chapter 11 of the United States Bankruptcy Code.  We filed certain motions to extend exclusivity and filed a Plan and Disclosure Statement in August 2009 that were further revised in October 2009.  A plan confirmation hearing is scheduled for November 10 and 12, 2009. There can be no assurance that we will be successful in obtaining plan confirmation or of the effect of such a plan, if confirmed, on the value of the stock.  If our plan is not confirmed, we could risk conversion to a Chapter 7 filing or dismissal, which could adversely affect the value of our stock.

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

The Plan and Disclosure Statement were submitted to the shareholders in October 2009.  1,720,028 shares voted in favor of the Plan, no shareholders voted against the Plan.

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

Date:  As of November 9, 2009