Form 10-K
period 2009-12-31
ILX RESORTS INC
filed 2010-03-30
CIK 819551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the fiscal year ended December 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For the transition period from _______________ to _______________

Commission File Number 001-13855
ILX RESORTS INCORPORATED (Debtor and Debtor-In-Possession as of March 2, 2009)
ARIZONA	86-0564171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2111 East Highland Avenue, Suite 200, Phoenix, AZ 85016
Registrant’s telephone number, including area code (602) 957-2777
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each Exchange on which registered
Common Stock, without par value	None

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐Yes  ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.   ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.
Class	Outstanding at March 24, 2010
Common Stock, without par value	3,631,877 shares

As a result of the Company’s Chapter 11 filing and subsequent delisting, a value cannot be ascribed at June 30, 2009, to the Registrant’s common shares held by non-affiliates.

 ILX RESORTS INCORPORATED

2009 Form 10-K Annual Report

PART I

This Form 10-K contains certain “forward-looking statements,” including statements regarding, among other items, the Company’s growth strategy, industry and demographic trends, the Company’s ability to finance its operations and anticipated trends in its business.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, its dependence on key personnel, general economic conditions, government and regulatory actions, the impact of our announcement of our voluntary filing under Chapter 11 of the United States Bankruptcy Code and of subsequent announcements related to the proceedings, the ability to continue as a going concern, the ability to obtain court approval of our motions in the Chapter 11 proceedings, the ability to develop, pursue, confirm and consummate one or more plans or joint plans of reorganization with respect to the Chapter 11 case, the ability to complete a sale of most of our assets to a third party, our ability to obtain and maintain normal terms with vendors and service providers and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on such forward-looking statements and no assurances can be given that such statements will be achieved.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

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

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to prevailing economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral.

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

Executory Contracts and Determination of Allowed Claims

Under the Bankruptcy Code, the Debtors may assume or reject certain executory contracts and unexpired leases.  Claims may arise as a result of rejecting any executory contract or unexpired lease.  As mentioned above, the Debtors have rejected seven operating leases.  The consolidated financial statements do not include the effects of any claims from the rejection of these as the Company cannot estimate the amount that will be allowed by the Bankruptcy Court.

Plan of Reorganization

The Debtors had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. Due to ongoing discussions with the Company’s primary lender, a motion to extend exclusivity for an additional 45 days was filed and approved in June 2009.  A second motion to extend exclusivity was granted, the Debtors filed a plan of reorganization and disclosure statement on August 28, 2009 and in September the Court extended the Debtors exclusive right to obtain necessary acceptances of the plan to December 1, 2009. The Debtor filed an Amended Joint Plan of Reorganization (“the Plan”) and First Amended Joint Disclosure Statement (“the Disclosure Statement”) on October 2, 2009.  Also on October 2, 2009, the Bankruptcy Court entered its order approving the Disclosure Statement and establishing the solicitation and voting procedures for the Debtors’ Plan.  The creditors and equity holders’ votes for or against, and any objections to the Debtors’ Plan were required to be filed on or before November 2, 2009.  The confirmation hearing on the Debtors’ Plan was scheduled for November 10 and 12, 2009.  The Company’s primary lender filed a Motion for Relief From Automatic Stay Regarding Debtors’ Real and Personal Property on August 15, 2009.  The hearing on this motion was scheduled to be held in conjunction with the Plan confirmation hearing on November 10 and 12, 2009.  The Debtors and their primary lender asked for an extension on November 12, 2009 until January 7, 2010 in order to work together on a mutually acceptable plan of reorganization.  In January 2010, the Debtors and their primary lender reached an agreement, stipulated to the terms of the agreement in the bankruptcy court, and are now working together on a Joint Plan of Reorganization (“Joint Plan”) in which most of the Debtors assets will be sold to a third party.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under the priority classification established by the Bankruptcy Code, unless creditors agree otherwise, pre and post petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution under a plan of reorganization.  While the Joint Plan anticipates some payment to all creditors and payment by the primary lender to holders of outstanding common stock of ILX Resort Incorporated, the ultimate treatment of creditors and stockholders will not be determined until confirmation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these groups or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings.

There can be no assurance at this time that the Company will be able to sell most of its assets to a third party or that it can restructure as a going concern, that the Joint Plan or Plan will be confirmed by the Bankruptcy Court, or that any plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization.  The amount of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3 “Reorganization Items” for additional information.

Risks and Uncertainties

The Debtors’ proposed Joint Plan contemplates a sale of most assets to a third party and does not contemplate that the Company will continue as a going concern.  If the proposed sale does not occur, the ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to collect customer note balances; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve and maintain profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  A confirmed plan could materially change the amounts currently disclosed in the consolidated financial statements.

Item 1.  Business

The Company

ILX is one of the leading developers, marketers and operators of timeshare resorts in the western United States.  The Company’s principal operations consist of (i) acquiring, developing and operating timeshare resorts, marketed by the Company as vacation ownership resorts, (ii) marketing and selling vacation ownership interests in the timeshare resorts, which typically have entitled the buyers thereof to ownership of a fully-furnished unit for a one-week period on either an annual or an alternate year (i.e., biennial) basis (“Vacation Ownership Interests”), and (iii) providing purchase money financing to the buyers of Vacation Ownership Interests at its resorts.  In addition, the Company receives revenues from the rental of the unused or unsold inventory of units at its vacation ownership resorts, from the operating portion of homeowner dues from owners of Vacation Ownership Interests and from the sale of food, beverages and other services at such resorts.  The Company’s current portfolio of resorts consists of seven resorts in Arizona, one in Indiana, one in Colorado, one in San Carlos, Mexico, and land in Puerto Peñasco (“Rocky Point”), Mexico and Sedona, Arizona (collectively, the “ILX resorts”).  The Company also has interests in 2,241 weeks at the Carriage House in Las Vegas, Nevada, 176 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona and 194 weeks in the Roundhouse Resort in Pinetop, Arizona.

At December 31, 2009, the ILX resorts represented an aggregate of 591 units and 33,273 sold and unsold one-week Vacation Ownership Interests, including the following which have been annexed into Premiere Vacation Club: 1,500 one-week 25-year right-to-use Sea of Cortez Premiere Vacation Club Vacation Ownership Interests in San Carlos, Mexico, 194 weeks in the Roundhouse Resort in Pinetop/Lakeside, Arizona, 2,233 weeks in the Carriage House in Las Vegas, Nevada, and 174 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.  The Company also holds additional interests, which consisted, at December 31, 2009, of an aggregate of approximately 10 Vacation Ownership Interests in destination resorts owned by others and located in Arizona and Nevada (collectively, the “Additional Interests”), including 8 in the Carriage House and 2 in Scottsdale Camelback Resort which have not yet been annexed to Premiere Vacation Club.

The Company was founded in 1986 and commenced implementation of its current operating and growth strategies in the fourth quarter of 1991.  During the period from December 31, 1991 through December 31, 2009, the Company increased the number of ILX resorts from two to ten (excluding the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort), and increased its total inventory of sold and unsold Vacation Ownership Interests from 9,915 weeks to 33,283 weeks (including the Sea of Cortez Premiere Vacation Club, the Roundhouse Resort, the Carriage House and the Scottsdale Camelback Resort Vacation Ownership Interests).  The Company’s total revenues, excluding estimated uncollectible revenue, increased from $6.1 million in 1991 to $33.6 million in 2009. During this period, the Company’s growth was fueled principally by the acquisition, redevelopment and expansion of certain ILX resorts and the marketing, sale and financing of Vacation Ownership Interests in these resorts.  The Company believes it was able to purchase the ILX resorts and the Additional Interests at relatively attractive prices and/or terms because of its skill in locating, identifying and acquiring distressed or underdeveloped resorts and undervalued Vacation Ownership Interests. The Company successfully utilized this strategy in connection with the acquisition of the Los Abrigados Resort & Spa in Sedona, Arizona (186 units including the adjacent Celebrity House and the Winner’s Circle suites), the Kohl’s Ranch Lodge in Payson, Arizona (66 units), the Premiere Vacation Club at Bell Rock in the Village of Oak Creek near Sedona, Arizona (85 units), Rancho Mañana Resort in Cave Creek, Arizona (14 units), Premiere Vacation Club at the Roundhouse Resort in Pinetop/Lakeside, Arizona (21 units), the 1,500 Vacation Ownership Interests in San Carlos, Mexico, the 2,241 Vacation Ownership Interests at the Carriage House in Las Vegas, Nevada, the 194 Vacation Ownership Interests at the Roundhouse Resort in Pinetop/Lakeside, Arizona and the 176 weeks at the Scottsdale Camelback Resort in Scottsdale, Arizona.

Utilizing management’s development expertise, the Company developed and implemented the Varsity Clubs concept.  This concept entails ground-up development of urban vacation ownership properties strategically situated in destinations that are accessible to major population centers near prominent colleges and universities.  The first Varsity Clubs, VCA–South Bend, consisting of 86 units, is located approximately three miles from the University of Notre Dame in South Bend, Indiana.  The second Varsity Clubs, VCA–Tucson, consisting of 60 units, is located approximately three miles from the University of Arizona in Tucson, Arizona.  The scope of the Company’s activities since 1991 have enabled the Company’s management team, which has significant experience in the vacation ownership resort and real estate development industries, to establish substantial in-house capabilities in areas critical to the Company’s operating and growth strategies, including property identification and acquisition, property development and rehabilitation, operation of resort properties and Vacation Ownership Interest sales and marketing.

The Company’s primary operating strategy focuses on marketing Vacation Ownership Interests in the Company’s convenient access resorts (“CARs”) and, in addition, affinity marketing of its Varsity Clubs.  CARs are typically high-quality vacation ownership resorts situated in settings of natural beauty or other special locations and within convenient and inexpensive traveling distance from major population centers (currently Phoenix, Tucson, Las Vegas and Denver).  In a 2008 study developed for Interval International (“II”), from data collected for the Ypartnership/Yankelovich, Inc. 2008 National Leisure Travel MONITOR, prospective timeshare buyers preferred their personal or rental automobile with 84% using their personal or rental automobile on vacation in the past year.  The Company’s CARs are intended to facilitate more frequent “short-stay” getaways, which the Company believes is an increasingly popular vacation trend.  This belief is confirmed in the previously noted II study that indicates 72% of prospective timeshare buyers took a weekend trip in the last 12 months. To the extent Varsity Clubs resorts are located proximate to major population centers, such resorts may also be CARs.  As of December 31, 2009, the Company operated ten resorts consisting of 577 units and held 8,135.5 unsold Vacation Ownership Interests in those resorts, inclusive of unsold interests in Premiere Vacation Club and exclusive of certain interests recovered through the write off of certain notes receivable.  Third parties operate the Rancho Mañana Resort, the Roundhouse Resort, the Carriage House and Scottsdale Camelback Resort.  The Company’s inventory of CARs has been marketed primarily by ILX employees at the Company’s on-site sales offices located at selected ILX resorts.

Historically the Company had primarily marketed Vacation Ownership Interests in individual ILX resorts.  Commencing in June 1998, the Company began marketing much of its inventory of CARs through membership interests in its proprietary branded Premiere Vacation Club. Premiere Vacation Club offers purchasers a deeded one-week membership interest that may be used at any time between certain specified dates at any one of the destinations included in Premiere Vacation Club, or may be split into multiple stays of shorter duration at any combination of such resorts.  Vacation Ownership Interests in individual ILX resorts and in Premiere Vacation Club may be exchanged for stays at other resorts through the major national exchange networks in which ILX owners may participate, such as II and Resort Condominiums International (“RCI”).  Due to the resort amenities and attractive seasons, the Company’s inventory of Vacation Ownership Interests trade well in such exchange networks.  The Company designed Premiere Vacation Club to respond to customer preferences for flexible use options (e.g., floating days, two-day uses and the ability to split a purchased membership interest), locations within convenient driving distances from major metropolitan areas and other features (e.g., high quality amenities, natural beauty and food and beverage discounts at participating ILX resorts).

In addition to marketing through Premiere Vacation Club, the Company holds the right to expand its proprietary branded Varsity Clubs concept.  Such expansion would focus on development of additional Varsity Clubs in areas with a significant base of existing tourism and access to major population centers, which are located near prominent colleges and universities in the western United States.  The Company presently has two Varsity Clubs, its prototype Varsity Clubs property, VCA–South Bend, located near the University of Notre Dame and its second Varsity Clubs, VCA–Tucson, located near the University of Arizona in Tucson, Arizona.  Future Varsity Clubs would be developed at attractive locations for visiting tourists who may rent accommodations or purchase a Vacation Ownership Interest from the Company.  In connection with the purchase of a Vacation Ownership Interest, Varsity Clubs offer area residents an urban “city club” experience with unlimited day-use privileges, as well as the opportunity to participate in the II Vacation Ownership Interest exchange network.  The Company believes that Varsity Clubs offer features common to a “city club,” including a fitness center, swimming pool, bar, restaurant/lounge, billiards and large sitting/welcome room.  In addition, the Varsity Clubs concept enables the Company to enlarge the Company’s target list of potential purchasers by utilizing an identification with the local university to market Vacation Ownership Interests to alumni, sports season ticket holders, parents of university students and corporate sponsors of university events, among others, who attend the sporting, academic and cultural events regularly hosted by various universities.  The Company believes that direct marketing to a large target base of potential purchasers with university affiliations may enable the Company to achieve premium pricing with respect to those portions of its inventory which coincide with high demand for accommodations at prominent university-sponsored events.  The Company also believes that its success in gaining access to alumni and other targeted potential purchasers with relationships to the University of Notre Dame or the University of Arizona may facilitate similar arrangements with other universities in the areas in which future Varsity Clubs could be developed.

During 2009, the Company sold 1,003 annual and biennial Vacation Ownership Interests at the ILX resorts, compared to 1,342 during 2008.  The average sales price for a Vacation Ownership Interest (excluding sales of Upgrades) was $12,541 for an annual interest and $8,567 for a biennial interest, resulting in a weighted average price of $14,459 (each biennial interest is treated as one-half of an annual interest) during the year ended December 31, 2009 and $15,606 for an annual interest and $8,935 for a biennial interest, resulting in a weighted average price of $16,895 during the year ended December 31, 2008.  Upgrades are sales to existing owners of Vacation Ownership Interests in the ILX resorts and may consist of the exchange of their Vacation Ownership Interest for a higher demand season; a larger unit; or for Premiere Vacation Club; for which the customer pays an additional fee.  At December 31, 2009, the Company had an existing inventory of 8,135.5 unsold Vacation Ownership Interests (including Additional Interests and the unsold interests in Premiere Vacation Club but excluding certain interests recovered through the write off of certain notes receivable).

Item 1A.  Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Resorts

The table below sets forth certain information, as of December 31, 2009, with respect to the ILX resorts.  The information set forth below does not include expansion of the ILX resorts or development of additional Varsity Clubs and CARs.  As described in Note 12 of the Notes to Consolidated Financial Statements, all of the Company’s owned resorts are encumbered by one or more deeds of trust.  If the Joint Plan is confirmed, the Company would sell any interests it holds in the ILX resorts.

		Size of Units 1			Resort Amenities
Resorts 2	Location	S	1BR	2BR	Restaurant/Lounge	Whirlpool/Spa	Swimming Pool	Fitness Center	Local Amenities 3

Los Abrigados Resort	Sedona, AZ		158	28 4	2/1	Y	Y-2	Y	B,BB,BL,BS,
& Spa									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
The Inn at Los Abrigados	Sedona, AZ	9		1	2/1	Y	Y-2	Y	B,BB,BL,BS,
									D,F,FW,G,
									H,L,MT,Sh,
									T,TH,V
Kohl’s Ranch Lodge	Payson, AZ	42	5	19	1/1	Y	Y	Y	B,BB,C,D,
									F,FW,G,H,MT,
									Sh,TH,V
The Historic Crag’s Lodge	Estes Park, CO	9	21	3	1/1	Y	Y	N	BL,D,F,FW,
at the Golden Eagle Resort									G,H,MT,
									Sh,TH
Sea of Cortez	San Carlos,	8	6	16	1/1	Y	Y	N	BO,D,F,
Premiere Vacation Club	Mexico								G,H,Sh,W

Premiere Vacation Club	Village of	52	25	8	0/0	Y	Y-2	N	B,BB,BL,
at Bell Rock	Oak Creek, AZ								D,F,FW,G,
									H,MT,Sh
									T,TH,V
Rancho Mañana Resort5	Cave Creek, AZ			14	1/1	Y	Y	Y	D,FW,G,H,
									MT,Sh,TH
Premiere Vacation Club at	Pinetop, AZ			21	0/0	Y6	Y6	N	C,D,F,FW,
the Roundhouse Resort									G,H,MT,Sh,SS,
									T,TH
VCA–South Bend	South Bend, IN		77	9	1/1	Y	Y	Y	B,BB,BL,
									D,G,M,
									MT,Sh,UC
VCA–Tucson	Tucson, AZ	4	44	12	1/1	Y	Y	Y	BL,D,G,M,
									MT,Sh,T,TH
									UC
Total resorts currently being marketed
as Vacation Ownership Interests		124	336	131

________________________
1	“S” indicates studio unit; “1 BR” indicates one-bedroom unit; “2 BR” indicates two-bedroom unit. Units with the same number of bedrooms may vary in size and amenities.
2
Information regarding the Additional Interests and Vacation Ownership Interests in the Carriage House, the Roundhouse Resort and Scottsdale Camelback Resort has not been included in the following chart, as the Company holds only a number of Vacation Ownership Interests at such resorts and does not own any of such resorts.  The Company intends to sell any interests it holds in these resorts as part of the Joint Plan.

3
B - Basketball, BB - Bocce Ball, BL - Billiards, BO - Boating, BS - Bird Sanctuary, C - Casino, D - Dining, F - Fishing, FW - Four Wheel Tours, G - Golf, H - Horseback Riding, L - Labyrinth, M - Museums, MT - Movie Theater, Sh - Shopping, SS - Snow Skiing, T - Tennis, TH - Trail Hiking, UC - University Campus, V - Volleyball, W - Watersports.

4	Includes the Celebrity House which is adjacent to Los Abrigados and Winner’s Circle units.
5	Rancho Manana Resort is operated by a third party which is currently unable to fund its operations so the resort is currently closed.
6
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

Amenities at the resort include two restaurants and off-track betting, billiards emporium, library, two pools, outdoor whirlpool spa, tennis courts, basketball court, bocce ball court, miniature golf, bird sanctuary, labyrinth, fitness center and health spa offering a variety of personal care services, aerobic and yoga classes, indoor whirlpools, steam and sauna rooms, hydrotherapy and other personal care facilities.  In addition, golf, horseback riding, jeep, helicopter and hot air balloon rides, and other outdoor activities are easily accessible.  Los Abrigados is an II resort.

As of December 31, 2009, Los Abrigados contained 9,672 Vacation Ownership Interests, of which approximately 145 remained available for sale (excluding 4,884.5 Vacation Ownership Interests annexed into Premiere Vacation Club).  The Company believes there exist additional expansion opportunities at and contiguous to Los Abrigados.  The Company, through its ownership in ILX–Bruno LLC (“ILX–Bruno”), purchased approximately 22 acres of land adjacent to Los Abrigados in 2005.  The Company anticipates surrendering this land as part of the Joint Plan and Plan.

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

As of December 31, 2009, the Inn at Los Abrigados contained 510 Vacation Ownership Interests, of which approximately 107.5 remained available for sale (excluding 340.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

As of December 31, 2009, Kohl’s Ranch contained 3,432 Vacation Ownership Interests, of which approximately 18.0 remained available for sale (excluding 2,998 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

As of December 31, 2009, Golden Eagle contained 1,683 one-week Vacation Ownership Interests, of which eight were available for sale (excluding 1,212 Vacation Ownership Interests annexed into Premiere Vacation Club).  The Company could construct a minimum of two additional units in the future, which would yield an additional 102 Vacation Ownership Interests.

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

As of December 31, 2009, Premiere Vacation Club at Bell Rock contained 4,420 Vacation Ownership Interests, all of which are annexed into Premiere Vacation Club.

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

As of December 31, 2009, Rancho Mañana contained 728 Vacation Ownership Interests, 717 of which are annexed into Premiere Vacation Club.

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

As of December 31, 2009, Premiere Vacation Club at the Roundhouse Resort contains 1,092 Vacation Ownership Interests, all of which are annexed to Premiere Vacation Club.

Roundhouse Resort.  The Roundhouse Resort is a fully sold out 59-unit timeshare resort located on 5.42 acres adjacent to Premiere Vacation Club at the Roundhouse Resort. The resort is an RCI resort.  At an elevation of 7,200 feet, the Roundhouse Resort is set in a location that offers four seasons, a distinct contrast to Arizona’s arid lowlands.

As of December 31, 2009, 194 Vacation Ownership Interests in the Roundhouse Resort acquired by the Company have been annexed into Premiere Vacation Club.

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

As of December 31, 2009, this resort contained 4,472 one-week Vacation Ownership Interests, of which 322.5 were available for sale (excluding 3,028.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

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

At December 31, 2009, this resort contained 3,120 one-week Vacation Ownership Interests, of which 49.5 were available for sale (excluding 2,906.5 Vacation Ownership Interests annexed into Premiere Vacation Club).

The Carriage House

In 2001, the Company acquired 600 Vacation Ownership Interests in the Carriage House in Las Vegas, Nevada and annexed these weeks into Premiere Vacation Club.  During 2001 to 2008, the Company purchased additional inventory in the Carriage House and annexed or plans to annex the interests into Premiere Vacation Club.  At December 31, 2009, the Company holds 2,241 Vacation Ownership Interests, 2,233 of which have been annexed into Premiere Vacation Club.

The Carriage House is a non-gaming suite hotel located one block off the “Strip” in Las Vegas.  The property contains a heated pool, whirlpool, tennis court and basketball court.  The Carriage House is an II resort.

Scottsdale Camelback Resort

In 2004, the Company purchased 150 two-bedroom Vacation Ownership Interests in Scottsdale Camelback Resort in Scottsdale, Arizona and annexed those weeks into Premiere Vacation Club.  The Company has since purchased additional Vacation Ownership Interests and at December 31, 2009 holds 176, 174 of which have been annexed into Premiere Vacation Club.

Scottsdale Camelback Resort is located in the foothills of Camelback Mountain.  The property contains spacious villas that include full kitchens, fireplaces and garden style bathtubs.  The resort’s amenities include a pool, spa, tennis and racquetball courts, fire pit, fitness center and a restaurant. Scottsdale Camelback Resort is an II resort.

Premiere Vacation Club

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2009, Premiere Vacation Club included a total of 25,700 Vacation Ownership Interests.  The 25,700 Vacation Ownership Interests annexed into the Club consist of 4,884.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites), 340.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,998 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,212 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club, 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,906.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 194 Vacation Ownership Interests in the Roundhouse Resort, 2,233 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in Premiere Vacation Club at Bell Rock, 717 Vacation Ownership Interests in Rancho Mañana Resort and 174 Vacation Ownership Interests in the Scottsdale Camelback Resort.

At December 31, 2009, 7,464 of the 25,700 Premiere Vacation Club Vacation Ownership Interests were available for sale.  Premiere Vacation Club is affiliated with II and memberships in Premiere Vacation Club are offered for sale at each of the Company’s sales offices.  If the Joint Plan is confirmed, the Company would sell its rights with respect to interests in Premiere Vacation Club.

Land

In June 2005, the Company acquired approximately 2.1 acres of land in Puerto Peñasco (“Rocky Point”), Mexico.  The Company intends to sell this land as part of the Joint Plan.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an 85% interest in ILX–Bruno.  In October 2005, ILX–Bruno completed the acquisition of two parcels of the land and acquired the third parcel in June 2006.  The Company would surrender this land to lenders as part of the Joint Plan and Plan.

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

Premium Locations.  The Company believes that the variety and natural beauty of the surroundings for its CARs enhance their attraction to customers.  Substantially all of the ILX resorts are located in the western United States, in part because of the numerous locations in that region which are attractive to tourists and convenient to major metropolitan areas.  Due to the resort amenities and attractive seasons, the Company’s inventory of Vacation Ownership Interests trade well in exchange networks such as II and RCI.

Integrated In-House Operations.  Substantially all of the Company’s marketing, sales, development, property management, and financing operations are conducted internally, except certain minimal marketing functions and processing of customer payments and certain collection activities related to promissory notes given by ILX owners as partial payment for a Vacation Ownership Interest (“Customer Notes”).  In addition, the Company operates all of the ILX resorts on a centralized basis, with operating and maintenance costs paid from ILX owners’ dues as well as hotel rental revenues.  The Company believes that its internal capabilities result in greater control and consistency of all phases of its operations that may result in lower overall costs and/or customer satisfaction than generally associated with outsourcing such operations.  Such integration also facilitates the Company’s Premiere Vacation Club and the ILX resorts’ qualification in the II and RCI exchange networks, among others.

Directed Marketing.  The Company’s marketing strategy with respect to its Premiere Vacation Club is to target potential customers who have a demonstrated interest in the location of its ILX resorts or a likelihood of frequent travel.  The Company’s marketing activities primarily offer travel-related inducements (such as discounted or complimentary vacations at nearby ILX resorts or at non-affiliated hotels in popular destinations or discounted or complimentary area activities to visitors to its resort destinations).  By offering travel-related inducements, the Company believes it is better able to identify customers who like to travel, which results in a higher percentage of sales per contact than other promotions.  In addition, the Company developed its proprietary Varsity Clubs of America concept to capitalize upon affinity marketing strategies.  The Company believes that a high-quality “city club” experience combined with the traditional benefits associated with Vacation Ownership Interests, such as the opportunity to participate in exchange networks, will appeal to consumers in the local markets of each Varsity Club.  Further, the Varsity Clubs concept is intended to take advantage of a marketing base of alumni, sports enthusiasts, parents of students, corporate sponsors and others affiliated with each university next to which a Varsity Clubs will be developed.  The Company believes that these marketing strategies permit it to take advantage of existing affinities, resulting in a positive impact on closings per customer contacts.

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

Initially, the Company’s Premiere Vacation Club inventory consisted of Vacation Ownership Interests in the ILX resorts.  New resorts could be added through the Company’s pursuit of selected acquisition opportunities, as occurred with the addition of the 1,500 one-week 25-year right-to-use Vacation Ownership Interests in Sea of Cortez Premiere Vacation Club in San Carlos, Mexico, the 717 Vacation Ownership Interests in Rancho Mañana Resort, 2,233 Vacation Ownership Interests in the Carriage House in Las Vegas and 174 Vacation Ownership Interests in Scottsdale Camelback Resort.  By marketing its inventory of Vacation Ownership Interests through Premiere Vacation Club, the Company believes it has greater flexibility with respect to potential acquisition opportunities than generally associated with the sale of Vacation Ownership Interests in a single vacation resort, to the extent that small or remote resorts which may be inefficient to market as a single location resort may enhance the consumer appeal of a membership interest in Premiere Vacation Club.  With its existing resorts in Arizona, Nevada and Mexico, the Company has built a critical mass of CARs within driving distance of the Phoenix and Tucson metropolitan markets.  Further capitalizing on the flexibility of Premiere Vacation Club, the Company has an agreement with Scottsdale Camelback Resort whereby Premiere Vacation Club members may utilize the resort’s facilities on a day-use basis, thereby enhancing the benefits of ownership in Premiere Vacation Club, particularly to members residing in metropolitan Phoenix.

Sales and Marketing

Marketing is the process by which the Company attracts potential customers to visit and tour an ILX resort or attend a sales presentation.  Sales is the process by which the Company seeks to sell a Vacation Ownership Interest to a potential customer once he or she arrives for a tour at an ILX resort or attends a sales presentation.  The Company believes it has the marketing and sales infrastructure necessary to sell Vacation Ownership Interests on a competitive basis.  All of the Company’s sales and the majority of the Company’s marketing functions are currently performed in-house and the Company invests significant resources in attracting, training and seeking to retain its sales and marketing employees.  The Company believes this strategy provides it with greater control over these critical functions, resulting in greater consistency of customer relations and improved customer satisfaction.  In addition, management believes that its practice of hiring employees to staff the majority of its sales and marketing functions, as opposed to using independent contractors as has been often used in the industry, results in a higher retention rate among its sales force and provides a pool of experienced staff from which to draw upon.  The Company expends substantial resources identifying, attracting and training its sales and marketing personnel and offers a package of employment benefits to its sales and marketing personnel.  Management believes that consistency and high quality in its sales and marketing operations is crucial to its success.  The Company believes that the package of benefits offered to its sales and marketing employees helps it to attract high quality personnel and provides an incentive for their performance.

Marketing.  The Company’s marketing activities are devoted primarily toward (i) hotel guests at the ILX resorts, (ii) II and RCI exchange program participants staying at the ILX resorts, (iii) off-premise contacts with visitors to the local surroundings of the ILX resorts and in the metropolitan areas within driving distances of the ILX resorts (iv) inbound telemarketing, direct mail, electronic and other contact with residents of metropolitan areas within driving distance of the ILX resorts (v) its existing customer base and (vi) referrals from existing owners.  The Company’s marketing strategy seeks to target prospective buyers who respond favorably to travel-related inducements because the Company believes such consumers are more likely to travel and therefore have a greater likelihood of purchasing a Vacation Ownership Interest.  The Company identifies potential purchasers through internally developed marketing techniques, and presently sells Vacation Ownership Interests through sales offices located at two ILX resorts.  For its sales offices, the Company primarily targets customers who live within driving distance of the ILX resort or who are vacationing at or near the ILX resort.  This practice allows the Company to invite potential purchasers to experience the ILX resorts and avoid the more expensive marketing costs of subsidized airfare and lodging which have been associated with the vacation ownership industry.  In addition, the Company believes that its marketing strategy results in a higher percentage of sales per prospective customer contacts than other approaches because its targeted customer base has a demonstrated interest in the locale of an ILX resort and/or a greater likelihood to take vacations.  The Company also targets local residents to its VCA-Tucson sales office by offering these prospective customers travel incentives and other premiums in exchange for their attendance at the sales presentation.  The Company believes that prospective customers who respond to such travel offers have stronger sales potential because of the attractiveness of the convenient access of the ILX resorts to their homes, and because of their interest in travel.  The Company also directs its marketing efforts to current ILX owners.  Marketing costs to existing owners are generally lower than costs associated with first time buyers.

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

Sales.  The Company actively sells its inventory of Vacation Ownership Interests primarily through a sales staff of approximately 80 employees at December 31, 2009, including approximately 40 sales agents at ILX’s sales offices.  Prospective first-time purchasers at sales offices located at an ILX resort participate in a tour of the facilities as well as its related amenities, guided by a salesperson.  At the conclusion of the tour, the terms of making a purchase, including financing alternatives, are explained to the customer.  Approximately 20% of the Company’s sales have historically been made on a cash basis with the percentage of cash sales increasing to approximately 35% in the past two years.  For those customers seeking financing, the Company conducts credit pre-approval research.  The Company’s point-of-sale credit pre-approval process typically includes a review of the customer’s credit history, and may include verification of employment.  The Company waits until expiration of the applicable statutory waiting period, generally from three to seven days, prior to recognizing a sale as complete.

In addition to generating sales to first-time buyers, the Company’s sales force seeks to generate sales of additional Vacation Ownership Interests or Upgrades to ILX owners.  Sales to ILX owners generally have lower marketing costs associated with them as these buyers tend to be more familiar with the nature of purchasing a Vacation Ownership Interest and the amenities offered at the ILX resorts.  Sales to ILX owners accounted for 20.9% of Vacation Ownership Interest sales by the Company during 2009.  During 2008, sales to ILX owners accounted for 24.7% of the Company’s total sales.

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

Customer Financing

The Company currently provides financing for approximately 65% of its Vacation Ownership Interest sales.  On financed sales, the Company receives at least 10% of the aggregate sales price of Vacation Ownership Interests plus the cost of any incentives given at the time of sale as a down payment.  The Company typically makes financing for the remainder available to the buyer for a term of seven years at a fixed rate of interest, which is currently approximately 11.9% to 17.9% per annum.  The Company also offers reduced rates of interest on shorter financing terms and with larger down payment requirements.  At December 31, 2009, the Company had a portfolio of retained Customer Notes with an aggregate principal amount of $20.0 million, of which $17.5 million were serviced by one outside vendor and had a weighted average yield of 15.5% per annum, which compared favorably to the Company’s weighted average cost of borrowings for such Customer Notes of 4.7% per annum.

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

The Company’s agreement with a financial institution for a commitment of $30.0 million, under which the Company sold certain of its Customer Notes expired in June 2008.  The agreement provided for sales on a recourse basis with a purchase rate of prime plus 2.75%.  Customer Notes were sold at discounts or premiums to the principal amount in order to yield the purchase rate, with the premium held back by the financial institution as additional collateral.  The Company also had a financing commitment in the aggregate amount of $20.0 million, pursuant to which the Company hypothecated Customer Notes that were pledged to the lender as collateral.  This borrowing bears interest at prime plus 1.5%, had a draw period through December 2009, and a maturity date of 2013.  The Company did not borrow on this facility after its March 2009 filing under Chapter 11 of the United States Bankruptcy Code.  The Company currently reserves approximately 5.8% of gross sales (including cash sales) as an allowance for doubtful accounts. At December 31, 2008 and 2009, the aggregate amount of these reserves was $2.8 million and $5.7 million, respectively.  During the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14.5 million and a reduction in cost of Vacation Ownership Interests sold in the amount of $3.3 million to record the reduction in its expectation of collectibility of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16.4 million.  The reduction in expectation of collectibility was based upon recent economic, financial and credit conditions.  In December 2009, estimated uncollectible revenue was increased by  $2.3 million for current and anticipated delinquencies to reflect in part the Company’s inability to send accounts becoming delinquent after the bankruptcy to third party collections.  In 2009, the Company’s allowance for uncollectible notes exceeded actual write-offs by approximately $2.7 million.  The Company generally writes off receivables only at such time as it accepts back a deed to the underlying property and determines the remainder uncollectible or as beneficial for income tax purposes.  To the extent that the Company’s losses as a result of bad debt exceed its corresponding reserves, its financial condition and results of operations may be materially adversely affected.

Other Operations

Resort Operations.  The Company also receives revenues from (i) the rental of unsold or unused inventory of units at the ILX resorts, (ii) the sale of food, beverages and other amenities at such resorts and (iii) the management and operation of the ILX resorts and for the operating portion of homeowners’ dues paid by owners of Vacation Ownership Interests.  During 2009, the Company received $19.2 million in net revenues from these operations, consisting of $14.8 million in room rental and vacation interval owner dues revenue, $2.9 million in food and beverage revenue and $1.5 million in other revenue.  Of these amounts, Los Abrigados contributed $8.6 million, or 44.9% of the Company’s total resort operations revenues in 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sedona Spa.  The Company’s operations include the sale of personal care products.  The personal care products are marketed under its proprietary brand name “Sedona Spa.”  Sedona Spa products have, and continue to be, utilized at the ILX resorts as in-room amenities and are also offered for retail sale in the resort gift shops and at the Sedona Spa at Los Abrigados.  The Company uses electronic mail to market Sedona Spa products to resort customers and others who have previously used the products and on a limited basis engages in other marketing and sales efforts.  The Company anticipates continuing to utilize Sedona Spa products for in-room amenities, and in its retail outlets, as well as continuing to maintain marketing efforts outside the Company.

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

Participation in Exchange Networks

The Company believes that consumers are more likely to purchase Vacation Ownership Interests as a result of the Company’s participation in one of the Vacation Ownership Interest leading exchange networks which are operated by II and RCI.  ILX currently enrolls new purchasers in the II exchange network.  Membership in II or RCI allows ILX owners to exchange in a particular year their occupancy right in the unit in which they own a Vacation Ownership Interest for an occupancy right at the same time or a different time in another participating resort, based upon availability and the payment of a variable exchange fee.  A participating ILX owner may exchange his or her Vacation Ownership Interest for an occupancy right in another participating resort by listing the Vacation Ownership Interest as available with the exchange network operator and by requesting occupancy at another participating resort, indicating the particular resort or geographic area to which the owner desires to travel, the size of the unit desired and the period during which occupancy is desired.  The exchange network assigns a rating to each listed Vacation Ownership Interest, based upon a number of factors, including the location and size of the unit, the quality of the resort and the period of the year during which the Vacation Ownership Interest is available, and attempts to satisfy the exchange request by providing an occupancy right in another Vacation Ownership Interest with a similar rating.  The high rating of, and demand for, the ILX resorts enhance the exchange opportunities available to ILX owners.  If the exchange network is unable to meet the member’s initial request, the network operator may suggest alternative resorts, based on availability.  ILX also offers purchasers enrollment in a cruise exchange program in which the customer may exchange his or her Vacation Ownership Interest for or receive discounts on cruises worldwide.  Exchanges and discounts through this program are offered on a variety of cruise lines to a broad selection of destinations.  In addition, ILX’s Centralized Owner Services Department has established arrangements with additional resorts and smaller exchange networks through which it offers exchange opportunities and discounted vacation getaways to ILX owners.  The Company believes that its direct participation in the exchange process, coupled with these additional services, provides ILX with a competitive advantage and tends to increase customer satisfaction.

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

The vacation ownership industry consists of local and regional resort developers and operators as well as some of the world’s most widely-recognized lodging, hospitality and entertainment companies which sell Vacation Ownership Interests under their brand names, including Marriott Ownership Resorts, The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels & Resorts, Starwood Hotels & Resorts Worldwide, Inc., Wyndham Worldwide Corporation, and their subsidiaries and affiliates.  In addition, Diamond Resorts Corporation and other non publicly traded companies currently compete or may compete in the future with the Company.  Furthermore, significant competition exists in other markets in which the Company currently operates.  Many entities with which the Company competes have significantly greater access to financial, sales and marketing and other resources than those of the Company and may be able to grow at a more rapid rate or more profitably as a result.  In recent years there has been significant consolidation in the industry and in addition several entities have encountered challenges, resulting in their attempt to reorganize through either consolidation or bankruptcy.  Management anticipates strong competition in the future as a result of consolidation in the vacation ownership industry.  If the Company does not sell the majority of its assets to a third party, there can be no assurance that the Company will be able to successfully compete with such companies.

Governmental Regulation

General.  The Company’s marketing and sales activities and other resort operations are subject to extensive regulation by the federal government and the states in which the Company’s resorts are located and in which its Vacation Ownership Interests are marketed and sold.  Federal legislation to which the Company is or may be subject includes the Federal Trade Commission Act, the Fair Housing Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Interstate Land Sales Full Disclosure Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the Civil Rights Acts of 1964, 1968 and 1991.  Many states have adopted legislation as well as specific laws and regulations regarding the sale of Vacation Ownership Interests.  The laws of most states, including Arizona, require a designated state authority to approve a detailed offering statement describing the Company and all material aspects of the resort and sale of Vacation Ownership Interests at such resort.  In addition, the laws of Arizona where the Company sells Vacation Ownership Interests grant the purchaser of a Vacation Ownership Interest the right to rescind a contract of purchase at any time within a statutory rescission period.  Furthermore, most states have other laws which regulate the Company’s activities, such as real estate licensure laws, travel sales licensure laws, anti-fraud laws, consumer protection laws, telemarketing laws, prize, gift and sweepstakes laws, and labor laws.  The Company believes that it is in material compliance with all applicable federal, state, local and foreign laws and regulations to which it is currently subject.

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

Other Regulations.  Under various state and federal laws governing housing and places of public accommodation, the Company is required to meet certain requirements related to access and use by disabled persons.  Although management believes that the Company’s resorts are substantially in compliance with present requirements of such laws, the Company may incur additional costs of compliance in connection with the conversion or renovation of ILX resorts.  Future legislation may impose additional requirements on owners with respect to access by disabled persons.  The aggregate costs associated with compliance with such regulations are not currently known, and, while such costs are not expected to have a material effect on the Company, such costs could be substantial.  Limitations or restrictions on the completion of certain renovations may limit opportunity for growth in certain instances or reduce profit margins on the Company’s operations.

Employees

As of December 31, 2009, the Company had approximately 520 employees, of which approximately 360 were employed on a full-time basis.  The Company believes relations with its employees are good and none of its employees are represented by labor unions.

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

Corporate Headquarters

The Company leases 8,437 square feet for its corporate offices in Phoenix, Arizona, under a lease that expires on January 31, 2011.

Item 3. Legal Proceedings

As discussed earlier, the Company and certain of its subsidiaries and limited liability companies are debtors in possession in the Chapter 11 case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(A)  The following table sets forth, for the periods indicated, the range of high and low sales prices for the common stock.  The information is as reported by the NYSE AMEX, which listed the common stock of the Company on February 11, 1998. The Company was delisted from the Exchange on March 13, 2009 and there is currently no established public trading market for the Company’s common stock. As of December 31, 2009, the common stock was held by approximately 750 holders of record.

	Common Stock
	High	Low
Year Ended December 31, 2008
First Quarter	5.96	2.58
Second Quarter	5.11	2.56
Third Quarter	2.59	1.49
Fourth Quarter	1.40	0.50

(B) Not applicable

(C) None

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

Executive Overview

ILX Resorts Incorporated was formed in 1986 to enter the Vacation Ownership Interest business.  The Company generates revenue primarily from the sale and financing of Vacation Ownership Interests.  The Company also generates revenue from the rental of the unused or unsold inventory of units at the ILX resorts, from the operating portion of homeowners’ association dues from owners of Vacation Ownership Interests, and from the sale of food, beverages or other services at such resorts.  The Company currently owns seven resorts in Arizona, one resort in Indiana, one resort in Colorado, holds interests in 1,500 Vacation Ownership Interests in a resort in San Carlos, Mexico, in 194 weeks at a resort in Pinetop, Arizona, in 2,241 Vacation Ownership Interests in a resort in Las Vegas, Nevada and in 176 weeks at a resort in Scottsdale, Arizona.  On March 2, 2009, the Company and certain of its subsidiaries and limited liability companies filed for relief under Chapter 11 of the United States Bankruptcy Court for the District of Arizona as discussed under Chapter 11 Filings and Chapter 11 Bankruptcy process earlier in this Report on Form 10-K.  The Company anticipates filing a Joint Plan with its primary lender whereby most of its assets would be sold to a third party.

Significant Accounting Policies

The following discussion of the Company’s financial condition and results of operations is based on the accompanying consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles.  A detailed explanation of significant accounting policies is contained in the consolidated financial statements.  The preparation of which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and the related disclosure of commitments and contingencies.  The Company evaluates its estimates, including those that relate to its allowance for possible credit losses and the estimate of contingent liabilities on an ongoing basis.  The Company bases its estimates on historical experience, current economic factors and legal guidance, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources.  Actual results may differ materially from these estimates under different assumptions and conditions.

Results Of Operations

Non-GAAP Financial Measures

The following table of certain operating information for the Company is presented with information both inclusive and exclusive of an adjustment to increase the allowance for uncollectible notes and write-off certain Customer Notes in the third quarter 2008.  See a discussion below of the allowance adjustment.  In presenting these comparative operating results, the Company has included a column which excludes the effect of the allowance adjustment as the Company believes this information is reflective of the Company’s operations for the year ended December 31, 2008.  The following comparison of the year ended December 31, 2008 with the year ended December 31, 2009 is based on the 2008 results prior to the allowance adjustment.

	Year ended December 31,
	2008	2008
	Prior to	Allowance
	Adjustment	Adjustment	2008	2009

As a percentage of total revenues:
Sales of Vacation Ownership Interests	47.0%		72.0%	39.6%
Estimated uncollectible revenue	(2.2)%	(54.3)%	(56.5)%	(2.2)%
Resort operating revenue	48.8%		74.7%	57.0%
Interest and finance income	6.4%		9.8%	5.6%
Total revenues	100.0%		100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests:
Cost of Vacation Ownership Interests sold (recovered)	13.8%	63.6%	(16.0)%	13.3%
Sales and marketing	78.6%		347.7%	66.8%
Contribution margin percentage from sale of Vacation Ownership Interests (1)	7.6%		(231.7)%	19.9%
As a percentage of resort operating revenue:
Cost of resort operations	87.5%		87.5%	76.0%
As a percentage of total revenues:
General and administrative	15.1%		23.1%	14.3%
Depreciation and amortization	2.7%		4.2%	3.1%
Total operating (loss) income	(1.9)%		(44.2)%	9.4%
Selected operating data:
Vacation Ownership Interests sold (2) (3)	855		855	708
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (3)	$16,895		$16,895	$14,459
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (3)	$22,444		$22,444	$18,288

________________________
(1)
Defined as: the sum of Vacation Ownership Interest sales less the cost of Vacation Ownership Interests sold less sales and marketing expenses less estimated uncollectible revenue, divided by sales of Vacation Ownership Interests less estimated uncollectible revenue.

(2)	Reflects all Vacation Ownership Interests on an annual basis.
(3)
Consists of an aggregate of 1,342 and 1,003 biennial and annual Vacation Ownership Interests sold to new purchasers for the years ended December 31, 2008 and 2009, respectively.  Excludes conversions and upgrades.

Comparison of Year Ended December 31, 2008 to December 31, 2009

In the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 and a reduction in cost of Vacation Ownership Interests owned in the amount of $3,281,615, the “allowance adjustment,” to record the reduction in its expectation of collectibility of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectibility was based upon recent economic, financial and credit conditions.

Sales of Vacation Ownership Interests exclusive of the allowance adjustment discussed above decreased 33.0% or $6.2 million in 2009 to $12.6 million from $18.8 million in 2008.  The decrease reflects a reduction in scale of sales operations.  As part of a comprehensive expense reduction program, the Company closed three of its sales offices in January 2009, and continues to operate two sales offices in Sedona and Tucson at a reduced scale.  The decreased revenue is the result of the closures, a reduction in tours to the Sedona and Tucson sales offices during the Chapter 11 proceedings, as well as decreased average sales prices discussed below and lower closing rates at the Tucson sales office due to general economic conditions and the impact of the Chapter 11 filing by the Company.  Upgrade revenue decreased 42.9% to $2.7 million in 2009 from $4.7 million in 2008.  The decrease reflects decreased marketing efforts to existing owners in Sedona and Tucson.  The average sales price per Vacation Ownership Interest sold (excluding Upgrades) decreased 14.4% to $14,459 in 2009 compared to $16,895 in 2008 due to a change in the product mix sold and special promotional pricing following the Company’s Chapter 11 filing.  The average sales price per Vacation Ownership Interest sold including Upgrades decreased 18.5% to $18,288 in 2009 from $22,444 in 2008 due to the decrease in average sales price per Vacation Ownership Interest sold (excluding upgrades) described above together with the reduction in upgrade revenue.

The number of Vacation Ownership Interests sold decreased 17.2% to 708 in 2009 from 855 in 2008.  Sales of Vacation Ownership Interests in 2009 included 591 biennial Vacation Ownership Interests (counted as 295.5 annual Vacation Ownership Interests) and 412 annual Vacation Ownership Interests compared to 974 biennial Vacation Ownership Interests (counted as 489 annual Vacation Ownership Interests) and 368 annual Vacation Ownership Interests in 2008.  The decrease is due to the closure of the three sales offices and decreases at the Sedona and Tucson sales offices discussed above.

Resort operating revenues decreased 6.2% from $20.4 million in 2008 to $19.2 million in 2009, reflecting the closure of the Los Abrigados Lodge, decreased occupancy at the Company’s resorts and decreased average daily rate at certain of the Company’s Arizona and South Bend resorts.  The cost of resort operations decreased 18.5% to $14.6 million in 2009 from $17.9 million in 2008.  Cost of resort operations as a percentage of resort operating revenue decreased to 76.0% in 2009 from 87.5% in 2008.  These decreases reflect expense reduction measures put in place in the first quarter 2009 as well as the closure of Los Abrigados Lodge in March 2009.  The Los Abrigados Lodge operated under a long term lease agreement that was rejected as part of the Chapter 11 proceedings and was mainly used to house tour guests and had minimal revenue from other sources.  Further, both resort operating revenue and cost of resort operations were negatively impacted in 2009 by the effects of natural disasters and calamity at several of the Company’s resorts including flooding, a hurricane and a gas leak.

Interest and finance income decreased 29.6% to $1.9 million in 2009 from $2.7 million in 2008 reflecting decreased Customer Note balances, a reduction in notes sold at a premium due to the expiration of the agreement in June 2008 with a financial institution to sell Customer Notes, a greater portion of Customer Notes being a lower overall portfolio weighted average maturity and special interest rates on certain products following the Chapter 11 filing.

Cost of Vacation Ownership Interests recovered of $3,281,615 was recorded in 2008 in conjunction with the write off of consumer notes receivable discussed above. Cost of Vacation Ownership Interests sold exclusive of the Vacation Ownership Interest recovered as a percentage of Vacation Ownership Interest sales was consistent at 13.3% in 2009 and 13.8% in 2008.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 66.8% in 2009 compared to 78.6% in 2008 reflecting lower marketing costs per tour and reduced sales office expenses, mostly related to the rejection of leases for less effective marketing venues and other cost cutting strategies.

General and administrative expenses decreased 23.8% to $4.8 million in 2009 from $6.3 million in 2008.  General and administrative expenses decreased between years as a percentage of total revenues from 15.1% in 2008 to 14.3% in 2009.  The decreases reflect reductions in professional fees related to the Greens of Las Vegas lawsuit settled in 2008 and employee benefit plans, a decrease in salaries and related benefits as a result of a reduction in force and comprehensive salary reductions in January 2009 as well as a decrease in rent and other expenses resulting from the rejection of a lease as part of the Bankruptcy filing discussed in Note 1.

Income from land and other, net for 2008 includes a net gain of $100,990 on the sale of Vacation Ownership Interests to Premiere Vacation Club.

Interest expense increased 7.2% from $2.6 million in 2008 to $2.8 million in 2009, reflecting reductions in rate on variable rate borrowings and lower outstanding balances, net of reduced capitalized interest.

Reorganization items include loss on disposal of facilities and other and professional fees and include items of income, expense, gain or loss that are realized or incurred by the Company because it is in reorganization.  The loss on disposal of facilities and other includes estimated uncollectible revenue, the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases, loss on extinguishment of HOA receivables and trustee fees.  Professional fees are expenses for legal and expert counsel.

Liquidity and Capital Resources

Sources of Cash

The Company requires funds to make capital improvements and support current operations.  Cash provided by operating activities was $3.9 million in 2009 and $1.3 million in 2008.  The increase in cash provided by operations from 2008 to 2009 reflects a reduction in net loss, inclusive of reorganization items, and the resultant smaller income tax benefit, a net decrease in resort property under development and resort property held for Vacation Ownership Interest sales due to greater additions in 2008 for the expansion of Premiere Vacation Club at Bell Rock and the Winner’s Circle suites at Los Abrigados, and an increase in accounts payable due to non payment of pre-petition amounts.  These are offset by a reduction in estimated uncollectible revenue due to the 2008 increased allowance and write-off of uncollectible Customer Notes receivable, an increase in other assets for a cash reserve retained by the Company’s credit card processor, and a decrease in accrued and other liabilities due to a timing difference in payroll and payroll related accruals.

The Company generates cash primarily from the sale of Vacation Ownership Interests (including Upgrades), the financing of Customer Notes from such sales and resort operations.  Because the Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time, borrowing against and/or selling receivables is necessary to provide sufficient cash to fund its normal operations.  As discussed earlier, the Company’s credit facility expired in December 2009.  The Company was unable to borrow under its facility after its Chapter 11 filing, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court.

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

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities in 2008 and 2009 was $2.0 million and $0.1 million, respectively.  The decrease in net cash used in investing activities is due to reduced ILX-Bruno capital expenditures for projects in Sedona.

Net cash used in financing activities was $0.6 million in 2008 and $2.0 million in 2009.  The increase in cash used in financing activities in 2009 is due to the post petition discontinuation of advances against new consumer notes, net of the repayment in 2008 of a note payable to affiliates and the post petition use of cash collateral for operations rather than for debt service.

Customer defaults typically have a significant impact on cash available to the Company from financing Customer Notes receivables, in that notes which are more than 60 to 90 days past due are not eligible as collateral.  As a result, the Company in effect must repay borrowings against such notes or buy back such notes if they were sold with recourse.  However, under the stay discussed in Part I, the Company is not currently repaying borrowings against such notes.

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

The Company also had a financing commitment for $20.0 million whereby the Company could borrow against notes receivable pledged as collateral.  The Company was unable to borrow under this commitment after its Chapter 11 filing in March 2009.  These borrowings bear interest at a rate of prime plus 1.5%, had a draw period through December 2009 and a maturity date of 2013.

In January 2008, the Company amended an existing note payable due March 1, 2008 with a principal balance of $214,350 to extend the maturity date to March 1, 2010.  All other terms remain unchanged.

In February 2008, the Company amended an existing construction loan to provide for an additional $1.9 million in financing, increase the interest rate by 1.0% to 10.0% and extend the maturity date to February 2013.  All other terms remained the same.

In October 2008, the Company amended an existing line of credit with a borrowing limit of $1,750,000 to extend the maturity date to September 30, 2009, and in January 2009 reduced the borrowing limit to $750,000 and changed the interest rate to libor plus 3.84%, but not less than 4.25%, from prime plus 1%.  The outstanding balance of this line of credit is currently stayed due to the Company’s Chapter 11 filing.

In December 2008, the Company amended an existing $1.0 million line of credit to extend the maturity date to May 31, 2009.  The outstanding balance of this line of credit is currently stayed due to the Company’s Chapter 11 filing.

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million.  The note payable secured by the property with a balance of $257,344 was paid in full as part of the transaction.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and had an option to and had agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company would pay $20,000 each year beginning August 1, 2007 for five years, all of which would apply to the purchase price.  In April 2008, the Company paid an advance deposit of $200,000 in satisfaction of the remaining option payments and the repurchase price was reduced to $800,000.

In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly.  The principal balance on the note was due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note. The outstanding balance of this line of credit is currently stayed due to the Company’s Chapter 11 filing.

On March 1, 2009, a Loan and Security Agreement in the original amount of $5.0 million with Textron Financial Corporation (the “Lender”) was terminated.  The loan’s original maturity date was December 31, 2008 but was extended to February 28, 2009 by two separate letter agreements.  The outstanding principal balance on the loan was $4,577,874 as of March 1, 2009.  The Company and the Lender were unable to reach a mutually acceptable longer term extension of the loan.  The loan is secured by an assignment of a Promissory Note to the Company and a Deed of Trust from ILX-Bruno securing approximately 14 acres of land in Sedona, Arizona.

The Company is not in compliance with certain of its loan covenants which include Debt Service Coverage Ratios and a Tangible Net Worth ratio.  In addition, the March 2009 Chapter 11 filing constitutes an event of default under the Company’s loan agreements.

Under the contemplated Joint Plan, material additional credit facilities are not anticipated to be required.  Under the Plan or otherwise, as part of its reorganization, the Company may negotiate additional credit facilities, including leases, issue corporate debt, issue equity securities, or any combination of the above.  Any debt incurred or issued by the Company may be secured or unsecured, may bear interest at fixed or variable rates of interest, and may be subject to such terms as management and the Bankruptcy Court deems prudent.  There is no assurance that the Company will be able to secure additional corporate debt or equity at or beyond current levels or that the Company will be able to maintain its current level of debt.

The Company continues to assess its liquidity position due to its reorganization status, the scarcity of capital and uncertainty of the credit markets, current economic conditions, sales challenges as a result of the foregoing and the expenses associated with the Chapter 11 Bankruptcy proceedings.

Off-Balance Sheet Arrangements

In April 2008, the Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and the Premiere Vacation Club homeowners’ association (“PVC”) entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of December 31, 2009 were $833,333.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company typically derives a portion of income from the spread between the interest rates charged to customers and the interest rates at which it borrows against customer notes or at which it sold customer notes.  The Company’s indebtedness bears interest at variable rates while the retained customer notes bear interest at fixed rates.  As a result, increases in interest rates could cause interest expense to exceed interest income on the Company’s portfolio of retained customer notes.  The Company does not currently engage in interest rate hedging transactions.  Therefore, any change in the prime interest rate could have a material effect on results of operations, liquidity and financial position.  If there were a one-percentage point change in the prevailing prime rate at December 31, 2009, then based on the $17.6 million balance of variable rate debt at December 31, 2009, interest expense would increase or decrease by approximately $176,000 (before income taxes) per annum.

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

At December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on COSO framework.  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Certain information concerning the directors as of February 28, 2010 is set forth below.  Except as set forth herein, none of the directors are officers or directors of any other publicly owned corporation or entity.

Name	Age	Director Since
Steven R. Chanen	56	1995
Wayne M. Greenholtz	69	2003
Joseph P. Martori	68	1986
Joseph P. Martori, II	40	1999
Patrick J. McGroder III	64	1997
James W. Myers	75	2004
Nancy J. Stone	52	1989
Steven A. White	65	2001
Edward S. Zielinski	58	1996

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

Name	Age	Position

Joseph P. Martori	68	Chairman of the Board and Chief Executive Officer
Nancy J. Stone	52	Vice Chairman, President and Chief Operating Officer
Joseph P. Martori, II	40	Vice Chairman, Chief Sales and Marketing Officer, Executive Vice President of Sales of Varsity Clubs of America Incorporated
Edward S. Zielinski	58	Executive Vice President, President and Chief Operating Officer of Varsity Clubs of America Incorporated and Director
Margaret M. Eardley	41	Executive Vice President, Chief Financial Officer, and Secretary
Thomas F. Dunlap	61	Executive Vice President
Ty D. Krehbiel	40	Executive Vice President

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

Ty D. Krehbiel has served as Executive Vice President since April 2006. He served as Senior Vice President of the Company since February 2006 and as a Vice President since June of 1998. Mr. Krehbiel's direct responsibilities within the organization have included management of sales and marketing of vacation ownership interests at multiple locations, as well as overseeing resort operations, sales and marketing at Kohl’s Ranch. Mr. Krehbiel has more than fifteen years of management tenure with the Company in sales and marketing of vacation ownership interests.

The Company has adopted a code of ethics that applies to the registrant’s executive officers.  The code can be viewed on the Corporate Governance section of the Company’s website, www.ilxresorts.com.

Board of Directors and Committees of the Board of Directors Meetings

The Board of Directors of the Company met six times during the fiscal year ended December 31, 2009.  All directors attended a minimum of 75% of the meetings of the Board of Directors, during the period they served as a director, and the Committees of the Board of Directors, if any, upon which such director served during the 2009 fiscal year.  The Company does not have a policy regarding board members’ attendance at annual meetings; however, all directors but one were present at the 2009 annual meeting.

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

Audit Committee

The Audit Committee, which consists of Messrs. Greenholtz, McGroder and White, met four times during fiscal year 2009.  The Audit Committee is responsible for appointing, compensating and overseeing the work of the Company’s independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring the Company’s financial policies and control procedures, and engaging, reviewing and monitoring the provision of non-audit services by the Company’s auditors.  The Audit Committee operates under a written charter, a copy of which is available in the Corporate Governance section of the Company’s website, www.ilxresorts.com, or by writing to Attention:  Corporate Secretary, 2111 E. Highland Ave., Suite 200, Phoenix, AZ 85016.

Compensation Committee

The Compensation Committee, which consists of Messrs. Chanen, McGroder, and White met once during fiscal year 2009.  The Committee does not have a charter, but the function of the Committee is to provide recommendations to the Board of Directors regarding the compensation of executive officers of the Company and regarding the compensation policies and practices of the Company.  The Compensation Committee also administers the Company’s Stock Bonus Plan.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2009 and continuing through 2010 is or has been an officer or employee of the Company.  There are no Compensation Committee interlock relationships with respect to ILX.

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

Based on the reviews and discussions above, the Audit Committee has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

THE ILX RESORTS INCORPORATED AUDIT COMMITTEE
Wayne M. Greenholtz
Patrick J. McGroder III
Steven A. White

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company’s directors, its executive officers, and any persons holding more than ten percent of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission.  Based solely upon the written representations of the Company’s directors, executive officers and ten percent holders and review of Forms 3, 4, and 5 and amendments thereto furnished to the Company, the Company is not aware of any late filing for the year ended December 31, 2009.

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

The base salary component, as noted in column (c) of the Summary Compensation Table, is the principal component of all executive compensation except for certain executives who oversee our sales operations.   We consider each executive’s position compared to other executives, their areas of responsibility, their performance and achievement of past performance objectives.  We also informally gather salary information from our peer group or similar companies.  In 2008, the base salary component remained equal at $200,000 for all Executive Vice Presidents, except for certain executives whose primary responsibility is the sale of vacation ownership interests, in order to foster a teamwork atmosphere and communicate that we are all equally responsible for the success of our objectives.  In addition, the President’s base salary remained at $125,000 more than that of the Executive Vice Presidents’ as compensation for her additional leadership and responsibility.  In January 2008, the Chief Executive Officer voluntarily reduced his salary from $450,000 to $325,000.  In response to the continued difficult economic climate and its impact on our business, in January 2009 all Executive Vice Presidents’ currently payable base salaries (except for those executives whose primary responsibility is the sale of vacation ownership interests) were reduced to $150,000, the President’s currently payable base salary was reduced to $225,000 and the Chief Executive Officer’s currently payable base salary was reduced to $150,000, with the difference between their prior salaries and the currently paid portion being deferred compensation covered under the Executive Retention Deferred Compensation Plan (“Retention Plan”).  The Retention Plan is administered by the Compensation Committee and was designed to retain senior executives through challenging economic times.  Senior executives covered by the Retention Plan shall vest in their deferred compensation at a schedule established by the Compensation Committee.  Confirmation of the Plan or Joint Plan shall result in full vesting for senior executives employed at the date of confirmation.  The Compensation Committee may also grant cash bonuses in an amount to cover the payroll taxes on the payment of deferred compensation.  The Compensation Committee has approved the grant of such payroll taxes in an amount not to exceed $48,000 to the Chief Financial Officer.  The Summary Compensation Table indicates only the salary portion paid in cash and excludes the deferred salary and reflects additional compensation as there was one additional pay period in 2009 due to our third party payroll processor’s inability to process payroll on January 1, 2010.

The Executive Vice President’s whose primary responsibility is the sale of vacation ownership interests are principally compensated on commissions as a percentage of vacation ownership interest sales.  The commission component is indicated in column (d) of the Summary Compensation Table.  The percentage is confidential and could result in competitive harm if disclosed.  We determine the percentage by analyzing profit margins of sales of vacation ownership interests.

We adopted the Stock Bonus Plan, after shareholder approval, in 2005.  The Stock Bonus Plan encourages and enables executives and certain other employees to acquire and retain common stock ownership, aids in retention and compensates them for contributions to our growth and profits.  We evaluate the Company’s overall results as well as each executive’s annual performance in December and typically issue shares under the Stock Bonus Plan in January.  The shares normally vest in three years and require the recipient to be employed on the vesting date in order to encourage longevity.  We did not issue any shares to Executive Officers in 2008 or 2009.  The breakdown of the value of shares issued to each named executive officer is noted in column (e) of the Summary Compensation Table.  The value is determined as 80% of our stock price on the date of issuance.  The expense is deferred and recognized pro-rata over the vesting period.  The unrecognized portion for shares issued in 2007 is in deferred compensation on our balance sheet.  Each named executive’s number and value of unvested shares issued under the Stock Bonus Plan in 2007 are listed in the Outstanding Equity Awards At Fiscal Year-End table under the Stock Awards columns.  The value of each executive’s stock will be added to their taxable earnings in the year in which their shares are fully vested.

We had an Employee Stock Ownership Plan for the benefit of all employees, including executives which was terminated in December 2009.  We previously determined total contributions to the Plan based on overall profitability and allocations to individuals were based on participant earnings and formulas defined in the Plan that comply with Internal Revenue Service regulations.  No contribution was made to the Employee Stock Ownership Plan for the years ended December 31, 2008 or December 31, 2009.

We have no employment contracts with any of our executives.  However, certain senior executives are covered by the Retention Plan as previously described.  In addition, the Compensation Committee and Board of Directors have approved the payment of $200,000 severance to the President payable upon confirmation of the Joint Plan.  In addition, the Compensation Committee has approved payment to the CFO of $5,000 per month for nine months payable commencing on the closing date of the Joint Plan in exchange for her continued employment through such period as the Company requires to wind up its business affairs.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and has recommended to the Board of Directors that it be included in the Company’s Form 10-K.

The ILX RESORTS INCORPORATED COMPENSATION COMMITTEE
Steven R. Chanen
Patrick J. McGroder, III
Steven A. White

The table below summarizes the total compensation paid or earned by the Chief Executive Officer, the Chief Financial Officer and the other most highly compensated executive officers for the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009.

SUMMARY COMPENSATION TABLE
									Change in
									Pension Value
								Non-	and Nonqualified
								Equity	Deferred	All
Name and					Stock		Option	Incentive	Compensation	Other
Principal					Award(s)		Award(s)	Plan Comp-	Earnings	Compensation 3	Total
Position	Year	Salary ($) 3	Bonus ($)		($)		($)	ensation ($)	($)	($)	($)
(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)	(i)	(j)

Joseph P. Martori	2009	$162,500	$-		$-		$-	$-	$-	$-	$162,500
Chairman and	2008	330,213	-		-		-	-	-	-	330,213
Chief Executive Officer	2007	471,154	-		-		-	-	-	-	471,154

Margaret M. Eardley	2009	157,692									157,692
Executive Vice President	2008	200,000	-		-		-	-	-	-	200,000
Chief Financial Officer	2007	212,692	-		30,144	1	-	-	-	-	242,836

Nancy J. Stone	2009	237,500	-		-		-	-	-	-	237,500
Vice Chairman and	2008	325,000	-		-		-	-	-	-	325,000
President	2007	342,684	-		37,680	1	-	-	-	-	380,364

Joseph P. Martori, II	2009	157,692	-		-		-	-	-	-	157,692
Vice Chairman and	2008	200,000	-		-		-	-	-	-	200,000
Chief Sales and Marketing Officer	2007	200,000	-		30,144	1	-	-	-	-	230,144

Edward S. Zielinski	2009	157,692	-		-		-	-	-	-	157,692
Executive Vice President	2008	200,000	-		-		-	-	-	-	200,000
	2007	200,000	-		30,144	1	-	-	-	-	230,144

Ty D. Krehbiel	2009	87,356	59,884	2	-		-	-	-	-	147,240
Executive Vice President	2008	51,202	80,951	2	-		-	-	-	-	132,153
	2007	36,000	110,134	2	7,536	1	-	-	-	-	153,670

Thomas F. Dunlap	2009	90,923	31,483	2	-		-	-	-	-	122,406
Executive Vice President	2008	180,000	-		-		-	-	-	-	180,000
	2007	180,000	260	2	15,072	1	-	-	-	-	195,332

________________________

1	Includes stock issued under the Stock Bonus Plan. See the Outstanding Equity Awards at Fiscal Year End Table for additional information.
2	Includes commissions on sales of Vacation Ownership interests and/or profit participation based on sales office results.
3	Excludes deferred compensation accrued in 2009.

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

The Stock Bonus Plan provided for establishment of a Bonus Share Reserve to which 600,000 shares of the Company’s common stock were credited, 250,000 of which to be authorized and unissued shares of the Company's common stock or treasury stock, and 350,000 of which to be purchased by the Company on the open market or from affiliates of the Company, including from MEI, an entity controlled by Joseph P. Martori.  Through December 31, 2009, 216,685 remain in the authorized and unissued shares of the Company or treasury stock and 266,000 shares remain available to purchase on the open market or from affiliates.  All purchases by the Company on the open market or from affiliates are approved by a majority of the Company's independent directors. The price of shares acquired from affiliates is determined by a majority of the Company's independent directors, but may not exceed the fair market value of such shares at the time of purchase, and, if such shares are then listed on the NYSE AMEX Exchange or other recognized exchange or Nasdaq, the fair market value of such shares is the average of the mean between the opening and closing price as reported by such exchange or Nasdaq for each trading day over the 30 day period ending on the date of such purchase (“Agreement Date”).  Pursuant to Section 16 under the Exchange Act of 1934, the affiliate may not acquire shares of the Company's common stock, except pursuant to a transaction exempt from Section 16(b), within the six-month period preceding or following the Agreement Date.  Any Bonus Shares forfeited by Recipients are credited back to the Bonus Share Reserve.  There were no shares issued to Named Executive Officers for the years ended December 31, 2008 and December 31, 2009.

Outstanding Equity Awards at Fiscal Year End
	Options Awards					Stock Awards

Equity
Incentive
										Equity	Plan
										Incentive	Awards:
			Equity							Plan	Market or
			Incentive							Awards:	Payout
			Plan							Number	Value
			Awards:					Market		of	of
	Number	Number	Number			Number		Value of		Unearned	Unearned
	of	of	of			of Shares		Shares or		Shares,	Shares,
	Securities	Securities	Securities			or Units		Units of		Units or	Units or
	Underlying	Underlying	Underlying			of Stock		Stock		Other	Other
	Unexercised	Unexercised	Undexercised	Option		That Have		That Have		Rights	Rights
	Options	Options	Unearned	Exercise	Option	Not		Not		That Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested		Vested		Not Vested	Not Vested
Name	Exercisable	Exercisable	(#)	($)	Date	(#)		($)		(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)		(h)		(i)	(j)
Joseph P. Martori
Chairman andChief Executive Officer	-	-	-	$-	-	-		$-		-	$-
Margaret M. Eardley
Executive Vice President Chief Financial Officer	-	-	-	-	-	4,000	1	-	2	-	-
Nancy J. Stone
President	-	-	-	-	-	5,000	1	-	2	-	-
Joseph P. Martori, II
Vice Chairman and Chief Sales and Marketing Officer	-	-	-	-	-	4,000	1	-	2
Edward S. Zielinski
Executive Vice President	-	-	-	-	-	4,000	1	-	2	-	-
Thomas F. Dunlap
Executive Vice President	-	-	-	-	-	2,000	1	-	2	-	-
Ty D. Krehbiel
Executive Vice President	-	-	-	-	-	1,000	1	-	2	-	-

1Shares issued under the Stock Bonus Plan which were revocable in the event the named officer was not employed by the Company on January 15, 2010. Such employment requirement has been satisfied.

2No market value indicated as there is currently no established public trading market for the Company’s common stock.

The following table summarizes stock awards that vested during the year ended December 31, 2009.

Option Exercises and Stock Vested

	Options Awards		Stock Awards

	Number of Shares		Number of Shares
	Acquired on Exercise	Value Realized on Exercise	Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Name (a)	(b)	(c)	(d)	(e)
Joseph P. Martori
Chairman and Chief Executive Officer	-	$-	-	$-
Margaret M. Eardley
Executive Vice President
Chief Financial Officer	-	-	5,000	2,750
Nancy J. Stone
Vice Chairman and President	-	-	7,000	3,850
Joseph P. Martori, II
Vice Chairman and
Chief Sales and Marketing Officer	-	-	4,000	2,200
Edward S. Zielinski
Executive Vice President	-	-	4,000	2,200
Thomas F. Dunlap
Executive Vice President	-	-	2,000	1,100
Ty D. Krehbiel
Executive Vice President	-	-	4,000	2,200

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved
by Security Holders	-	N/A	482,685
Equity Compensation Plans Not
Approved by Security Holders	-	N/A	-
Total	-		482,685

Payments Upon Termination Or Change In Control

The Company has no employment contracts and with any of our executives.  However, the Compensation Committee has approved the reductions in salary taken commencing January 2009 as deferred compensation and such deferrals are payable upon Joint Plan confirmation provided the executive is employed at that date.  In addition, payroll taxes on deferred compensation up to $48,000 shall be payable to the Chief Financial Officer, severance in the amount of $200,000 shall be payable to the President and severance of $5,000 per month for nine months in exchange for continued employment shall be payable to the Chief Financial Officer upon Joint Plan confirmation.  Unvested shares issued under the Stock Bonus Plan before or during 2007 will vest immediately upon change in control.

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

Director Compensation

The Company’s policy is to pay a fee for each Board of Directors’ meeting attended by directors who are not employees of the Company, and reimburse all directors for actual expenses incurred in connection with attending meetings of the Board of Directors.  The fee for each Board of Directors’ meeting attended by a non-employee director is $1,000.  Previously, all non-employee directors also received a grant of options to purchase 5,000 shares of Common Stock following their election to the Board of Directors.  The options were fully exercisable on the first anniversary of the date of grant.   In addition, all non-employee directors received a grant of options to purchase an additional 5,000 shares of Common Stock in December 2004.  The options were also fully exercisable on the first anniversary date of grant and expired in December 2009.  Directors are also entitled to complimentary accommodations at ILX resorts and are eligible for grants of stock under the Stock Bonus Plan.  The table below illustrates Director Compensation for the fiscal year ended December 31, 2009.

Director Compensation

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	of Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Steven R. Chanen	$5,000	$-	$-	$-	$-	$-	$5,000
Wayne M. Greenholtz	4,000	-	-	-	-	-	4,000
Patrick J. McGroder III	5,000	-	-	-	-	-	5,000
James W. Myers	4,000	-	-	-	-	-	4,000
Steven A. White	5,000	-	-	-	-	-	5,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS
AND MANAGEMENT

The following table sets forth, as of February 28, 2010, certain information regarding the beneficial ownership of the Common Stock of the Company by (i) each person known by the Company to have beneficial ownership of 5% or more of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer (hereinafter defined) and (iv) all executive officers and directors as a group.

Name and Address of Beneficial Owner (+)	Number of Shares	(l)	Percentage of Class
Joseph P. Martori	874,586	(2)	24.1%
Nancy J. Stone	205,347	(3)	5.6%
Joseph P. Martori, II	118,071	(4)	3.2%
Edward S. Zielinski	81,775	(5)	2.2%
Patrick J. McGroder III	45,938	(6)	1.3%
Wayne M. Greenholtz	24,667	(7)	*
Steven R. Chanen	6,000		*
Steven A. White	30,647	(8)	0.8%
James W. Myers	13,338		*
Margaret M. Eardley	23,109	(9)	*
Thomas F. Dunlap	8,413	(10)	*
Ty D. Krehbiel	22,545	(11)	*
Martori Enterprises Incorporated (“MEI”)	610,116		16.8%
ILX Resorts Incorporated Employee Stock Ownership Plan & Trust	474,094	(12)	13.0%
All Directors and Officers as a Group (13 persons)	1,454,372	(13)	40.0%

* Less than 1%.

(+)	Unless otherwise indicated, each holder has the address: c/o ILX Resorts Incorporated, 2111 East Highland Avenue, Suite 200, Phoenix, Arizona 85016.

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

(2)
Includes 610,116 shares owned by MEI, of which Joseph P. Martori is a director and owner of 96% of the voting capital stock; 166,402 shares held in IRA accounts of which he is beneficiary; 16,012 shares held by his wife, Mia A. Martori and 21,242 shares, all of which are vested, allocated to him as an ESOP participant.

(3)	Includes 7,304 shares held by her husband, Michael W. Stone and 21,242 shares, all of which are vested, allocated to her as an ESOP participant.

(4)	Includes 12,149 shares, all of which are vested, allocated to him as an ESOP participant.

(5)
Includes 247 shares held by Edward S. Zielinski as custodian for his son, Stefan Edward Zielinski, 117 shares held by his wife, Nancy Zielinski and 19,714 shares, all of which are vested, allocated to him as an ESOP participant.

(6)
Includes 1,500 shares held by the Patrick J. McGroder III and Susan McGroder Revocable Trust; 6,700 shares held by the McGroder Family Limited Partnership, in which Patrick J. McGroder III and Susan McGroder have a 99% interest; 2,293 shares held by Susan McGroder IRA; 20,000 shares held by McMac, L.L.C., an Arizona limited liability company of which Patrick J. McGroder III is one-third owner; 2,650 shares held by Mr. McGroder’s children’s irrevocable trusts as follows: 1,050 shares held by the Caroline E. McGroder 1992 Trust; 1,050 shares held by the Elizabeth McGroder 1992 Trust; 50 shares held by the Patrick J. McGroder IV 1992 Trust; and 500 shares by the Patrick J. McGroder IV UTMA Arizona Trust.  Also includes 1,000 shares issued under the Stock Bonus Plan.

(7)	Includes 1,000 shares owned by Nedra Capital.

(8)	Includes 1,500 shares held by the White Family Trust, 1,500 shares held by the White Family Limited Partnership and 1,050 shares held by his daughter, Kaci White.

(9)	Includes 3,253 shares, all of which are vested, allocated to her as an ESOP participant.

(10)	Includes 1,924, shares all of which are vested, allocated to him as an ESOP participant.

(11)	Includes 12,419 shares, all of which are vested, allocated to him as an ESOP participant.

(12)	All shares have been allocated to participant accounts.

(13)	Excludes shares owned by the ILX Resorts Incorporated Employee Stock Ownership Plan & Trust, except those allocated to the accounts of Named Executive Officers.

The management of the Company is not aware of any change in control of the Company that has taken place since the beginning of the last fiscal year, nor of any contractual arrangements (other than the stipulated terms to which the Company agreed and are the basis for the Joint Plan) or pledges of securities, the operation of the terms of which may at a subsequent date result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a summary of certain agreements or transactions between and among the Company and certain related parties in which the amount involved since January 1, 2009 exceeded $120,000.  It is the Company’s policy to enter into transactions with related parties on terms that, on the whole, are no less favorable than those that would be available from unaffiliated parties.  Management reviews the transactions as they occur and monitors them for compliance with the Code of Ethics, internal procedures, accounting procedures and applicable legal requirements.  Management or the Board of Directors approves such transactions.

Joseph P. Martori, Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board of MEI, which owned 16.8% of the Common Stock outstanding as of February 28, 2010.  The voting stock of MEI is controlled by Mr. Martori.

During 2003 through 2009, the Company’s wholly owned subsidiary, Genesis, recorded the sale of Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVC”).  PVC purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  PVC is owned by the holders of its vacation ownership interests, including the Company.  PVC paid cash of $237,937 on notes payable to Genesis in 2009.  In anticipation of the reorganization, the indebtedness was exchanged for the Vacation Ownership Interests in December 2009.

In 2005, the Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno LLC (“ILX-Bruno”) to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona.  The Company holds an outstanding promissory note from ILX-Bruno in the amount of $5,000,000 plus accrued interest of $862,500, a portion of which is eliminated in consolidation, which is in default to the Company.  In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land.  In conjunction with the promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 2011.  The Company has guaranteed the borrowings including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement under which it received in 2008, cash of 1.0% of the maximum principal amount under the loan agreement.

Item 14.  Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

At the determination of the Audit Committee, the accounting firm of Hansen, Barnett & Maxwell, P.C. a professional corporation, was engaged as the Company’s principal accountants for the year ended December 31, 2009.  Hansen, Barnett & Maxwell also served as the Company’s principal accountants for the fiscal years ended December 31, 1998 through 2008.  The Board of Directors has not yet selected independent accountants for the fiscal year ending December 31, 2010 as its practice is to make the selection during the fourth quarter.

Audit Fees

Fees for the fiscal year 2009 audit and the review of Forms 10-Q will total $79,550. Fees for the fiscal year 2008 audit and the review of Forms 10-Q were $77,600.

Audit-Related Fees

Fees for the fiscal year 2009 and 2008 audits of the Company’s ESOP and Profit Sharing Plans were approximately $13,000 and $12,500 respectively.

Tax Fees

Fees for the fiscal year 2009 and 2008 tax compliance services were approximately $20,000 per year.

All Other Fees

There were no other fees in 2009 or 2008.

The Audit Committee approved 88.5% of the above fees. The only fees they did not approve were fees related to the Audit of the Company’s ESOP and Profit Sharing Plans.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)      Consolidated Financial Statements                       Page or Method of Filing

(i)	Report of Hansen, Barnett & Maxwell, P.C.	Page F-2
a professional corporation

(ii)	Consolidated Financial Statements and	Pages F-3 through F-26
Notes to Consolidated Statements of
the Registrant, including Consolidated
Balance Sheets as of December 31,
2008 and 2009 and Consolidated
Statements of Operations,
Shareholders’ Equity and Cash
Flows for each of the two years
ended December 31, 2009 and 2008

(a) (2)      Consolidated Financial Statement Schedules

Schedules other than those mentioned above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

(a) (3)      Exhibits

The Exhibit Index attached to this report is hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2010.

ILX Resorts Incorporated,
an Arizona corporation
(Registrant)

By:	/s/ Joseph P. Martori
Joseph P. Martori
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Joseph P. Martori	Chairman of the Board and Chief Executive Officer	March 30, 2010
Joseph P. Martori	(principal executive officer)

/s/ Nancy J. Stone	President, Chief Operating Officer and Vice Chairman	March 30, 2010
Nancy J. Stone

/s/ Joseph P. Martori, II	Chief Sales and Marketing Officer and Vice Chairman	March 30, 2010
Joseph P. Martori, II

/s/ Margaret M. Eardley	Executive Vice President and Chief Financial Officer	March 30, 2010
Margaret M. Eardley	(principal financial officer)

/s/ Taryn L. Chmielewski	Vice President and Chief Accounting Officer	March 30, 2010
Taryn L. Chmielewski

/s/ Edward S. Zielinski	Executive Vice President and Director	March 30, 2010
Edward S. Zielinski

/s/ Steven R. Chanen	Director	March 30, 2010
Steven R. Chanen

/s/ Wayne M. Greenholtz	Director	March 30, 2010
Wayne M. Greenholtz

/s/ Patrick J. McGroder III	Director	March 30, 2010
Patrick J. McGroder III

/s/ James W. Myers	Director	March 30, 2010
James W. Myers

/s/ Steven A. White	Director	March 30, 2010
Steven A. White

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ILX Resorts Incorporated

We have audited the accompanying consolidated balance sheets of ILX Resorts Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ILX Resorts Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted new guidance on the accounting for non-controlling interests.

/S/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 30, 2010

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
ASSETS

Cash and cash equivalents	$2,145,601	$3,939,522
Notes receivable, net of allowance for uncollectible notes of $2,766,951 and
$5,740,554, respectively (Notes 3, 5 and 12)	19,297,008	15,628,902
Resort property held for Vacation Ownership Interest sales (Notes 5, 6 and 12)	23,997,073	23,835,999
Resort property under development	1,269,445	1,274,613
Land held for sale	586,681	605,302
Property and equipment, net (Notes 9, 12, 18 and 19)	21,007,739	20,095,348
Income tax receivable (Note 10)	31,892	1,496,274
Deferred tax asset (Note 10)	1,978,332	1,717,076
Other assets (Note 8)	2,492,211	2,524,368

TOTAL ASSETS	$72,805,982	$71,117,404

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Liabilities not subject to compromise:
Accounts payable	$1,847,903	$813,017
Accrued expenses and other liabilities (Note 11)	3,864,210	2,480,290
Notes payable (Notes 12, 18 and 19)	37,172,105	33,779,437
Liabilities subject to compromise (Note 4)	-	5,972,518

TOTAL LIABILITIES	42,884,218	43,045,262

COMMITMENTS AND CONTINGENCIES (Notes 14 and 20)

SHAREHOLDERS' EQUITY (Notes 15, 16 and 17)
ILX Resort Incorporated shareholders' equity:
Preferred stock, $10 par value; 10,000,000 shares authorized;
117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized;
5,580,259 and 5,574,259 shares issued and outstanding	29,322,887	29,280,759
Treasury stock, at cost, 1,942,382 shares	(10,005,915)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(91,503)	(4,996)
Retained earnings	7,908,805	6,064,636
Total ILX Resorts Incorporated shareholders' equity	27,940,374	26,140,584
Non controlling interest in subsidiary	1,981,390	1,931,558
TOTAL SHAREHOLDERS' EQUITY	29,921,764	28,072,142

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$72,805,982	$71,117,404

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2008	2009
REVENUES:
Sales of Vacation Ownership Interests	$19,709,009	$13,342,211
Estimated uncollectible revenue (Notes 3 and 5)	(15,463,222)	(749,186)
Resort operating revenue	20,442,014	19,173,233
Interest and finance income	2,669,978	1,880,910
Total revenues	27,357,779	33,647,168

COST OF SALES AND RESORT OPERATING EXPENSES:
Cost of Vacation Ownership Interests (recovered) sold (Note 5)	(680,109)	1,679,752
Cost of resort operations	17,887,917	14,574,885
Sales and marketing	14,763,805	8,409,870
General and administrative	6,316,790	4,815,341
Depreciation and amortization (Notes 8 and 9)	1,148,944	1,035,659
Total cost of sales and resort operating expenses	39,437,347	30,515,507

Timeshare and resort operating (loss) income	(12,079,568)	3,131,661

Income from land and other, net
(including Related Party) (Note 18)	135,455	44,293

Total operating (loss) income	(11,944,113)	3,175,954

Interest expense (Note 12)	(2,598,508)	(2,784,374)

REORGANIZATION ITEMS:
Loss on disposal of facilities and other (Note 3)	-	(2,949,050)
Professional fees (Note 3)	-	(565,977)

Loss before income taxes and non controlling interest in subsidiary	(14,542,621)	(3,123,447)

Income tax benefit (Note 10)	5,836,222	1,229,446

Net loss	(8,706,399)	(1,894,001)

Net loss attritutable to noncontrolling interest in subsidiary	51,326	49,832

Net loss attritutable to ILX Resorts Incorporated	$(8,655,073)	$(1,844,169)

BASIC AND DILUTED NET LOSS PER SHARE (Note 7)

Total Basic net loss per share	$(2.39)	$(0.51)

Total Diluted net loss per share	$(2.39)	$(0.51)

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES (Debtor and Debtor-In-Possession as of March 2, 2009) CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid In	Deferred	Noncontrolling	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Interest	Earnings	Total

BALANCES, DECEMBER 31, 2007	117,722	$746,665	5,477,257	$29,018,839	(1,925,496)	$(9,973,257)	$59,435	$(265,513)	$2,032,716	$16,577,403	$38,196,288

Net loss									(51,326)	(8,655,073)	(8,706,399)
Issuance of common stock			103,002	304,048				(4,048)			300,000
Amortization of deferred compensation								178,058			178,058
Acquisition of treasury shares					(16,886)	(32,658)					(32,658)
Distribution to First Piggy LLC Members										33,263	33,263
Payment of preferred stock dividends										(46,788)	(46,788)

BALANCES, DECEMBER 31, 2008	117,722	746,665	5,580,259	29,322,887	(1,942,382)	(10,005,915)	59,435	(91,503)	1,981,390	7,908,805	29,921,764

Net loss									(49,832)	(1,844,169)	(1,894,001)
Cancellation of common stock			(6,000)	(42,128)				42,128			-
Amortization of deferred compensation								44,379			44,379

BALANCES, DECEMBER 31, 2009	117,722	$746,665	5,574,259	$29,280,759	(1,942,382)	$(10,005,915)	$59,435	$(4,996)	$1,931,558	$6,064,636	$28,072,142

See notes to consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES (Debtor and Debtor-In-Possession as of March 2, 2009) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2009
OPERATING ACTIVITIES:
Net loss	$(8,706,399)	$(1,894,001)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss on sale of property and equipment	3,913	9,729
Reorganization loss on disposal of facilities and other	-	2,949,050
Reorganization professional fees	-	565,977
Income tax benefit	(5,836,222)	(1,229,446)
Estimated uncollectible revenue	15,463,222	749,186
Depreciation and amortization	1,148,944	1,035,659
Amortization of deferred compensation	178,058	44,379
Change in assets and liabilities:
Decrease in notes receivable, net	609,174	726,899
(Increase) decrease in resort property held for Vacation Ownership Interest sales	(5,341,097)	161,074
Decrease (increase) in resort property under development	3,390,420	(5,168)
Increase in land held for sale	(1,170)	(18,621)
Increase in income tax receivable	(31,892)	(1,469,954)
Increase in other assets	(52,766)	(1,355,846)
Increase in accounts payable	437,910	2,746,575
Increase (decrease) in accrued and other liabilities	79,628	(605,273)
Increase in deferred income taxes	27,572	1,496,274
Decrease in income taxes payable	(44,232)	-

Net cash provided by operating activities	1,325,063	3,906,493

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,987,034)	(133,787)
Proceeds from sale of property and equipment	1,800	1,094
Assumption of First Piggy LLC membership interests	33,263	-

Net cash used in investing activities	(1,951,971)	(132,693)

FINANCING ACTIVITIES:
Proceeds from notes payable	11,591,011	643,843
Principal payments on notes payable	(11,771,978)	(2,623,722)
Principal payments on notes payable to affiliates	(300,000)	-
Preferred stock dividend	(46,788)	-
Acquisition of treasury stock	(32,658)	-

Net cash used in financing activities	(560,413)	(1,979,879)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,187,321)	1,793,921
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,332,922	2,145,601
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,145,601	$3,939,522

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Deferred compensation resulting from unvested common stock issuance	$4,048	$-
Common stock issued to repay portion of note payable to affiliate	300,000	-

See notes to consolidated financial statements

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
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

Reasons for Bankruptcy

The Debtor’s Chapter 11 filings were due to prevailing economic conditions and unanticipated reductions in credit facilities caused by instability in the credit markets.

Motions

The Bankruptcy Court has approved various motions for relief designed to allow the Company to continue normal operations.  The Bankruptcy Court’s orders authorize the Debtors, among other things, in their discretion to: a) pay certain pre-petition and post-petition employee wages, salaries and benefits and other employee obligations, b) pay vendors in the ordinary course for goods and services received from and after the Petition Date, c) continue maintenance of existing bank accounts and existing cash management systems, and d) use certain cash collateral.

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

Proofs of Claim

As permitted under the bankruptcy process, certain of the Debtors’ creditors filed proofs of claim with the Bankruptcy Court.  The total amount of the claims that were filed far exceed the Company’s estimate of ultimate liability.  The Debtors believe some of these claims are invalid because they are duplicative, have been amended or superseded by later filed claims, are based on contingencies that have not occurred, or are inaccurate or not valid.  Differences in amounts between claims filed by creditors and liabilities shown in the Company’s records are being investigated and will be resolved in connection with the Company’s claims resolution process.  There can be no assurances at this time that the Company will not continue to record adjustments related to the ultimate amount of claims allowed.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Executory Contracts and Determination of Allowed Claims

Under the Bankruptcy Code, the Debtors may assume or reject certain executory contracts and unexpired leases.  Claims may arise as a result of rejecting any executory contract or unexpired lease.  As mentioned above, the Debtors have rejected seven operating leases.  The consolidated financial statements do not include the effects of any claims from the rejection of these as the Company cannot estimate the amount that will be allowed by the Bankruptcy Court.

Plan of Reorganization

The Debtors had the exclusive right for 120 days after the Petition Date to file a plan of reorganization and an additional 60 days to obtain necessary acceptances of the plan. Due to ongoing discussions with the Company’s primary lender, a motion to extend exclusivity for an additional 45 days was filed and approved in June 2009.  A second motion to extend exclusivity was granted, the Debtors filed a plan of reorganization and disclosure statement on August 28, 2009 and in September the Court extended the Debtors exclusive right to obtain necessary acceptances of the plan to December 1, 2009. The Debtor filed an Amended Joint Plan of Reorganization (“the Plan”) and First Amended Joint Disclosure Statement (“the Disclosure Statement”) on October 2, 2009.  Also on October 2, 2009, the Bankruptcy Court entered its order approving the Disclosure Statement and establishing the solicitation and voting procedures for the Debtors’ Plan.  The creditors and equity holders’ votes for or against, and any objections to the Debtors’ Plan were required to be filed on or before November 2, 2009.  The confirmation hearing on the Debtors’ Plan was scheduled for November 10 and 12, 2009.  The Company’s primary lender filed a Motion for Relief From Automatic Stay Regarding Debtors’ Real and Personal Property on August 15, 2009.  The hearing on this motion was scheduled to be held in conjunction with the Plan confirmation hearing on November 10 and 12, 2009.  The Debtors and their primary lender asked for an extension on November 12, 2009 until January 7, 2010 in order to work together on a mutually acceptable plan of reorganization.  In January 2010, the Debtors and their primary lender reached an agreement and are now working together on a Joint Plan of Reorganization (“Joint Plan”) in which most of the Debtors assets will be sold to a third party.

A plan of reorganization will be deemed accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under the priority classification established by the Bankruptcy Code, unless creditors agree otherwise, pre and post petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution under a plan of reorganization.  The ultimate treatment of creditors and stockholders will not be determined until confirmation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these groups or what types or amounts of distributions, if any, they would receive.  While the Joint Plan anticipates some payment to all creditors and payment by the primary lender to holders of outstanding common stock of ILX Resorts Incorporated, a plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings.

There can be no assurance at this time that the Company will be able to sell most of its assets to a third party or that it can restructure as a going concern, that the Joint Plan or Plan will be confirmed by the Bankruptcy Court, or that any plan will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization.  The amount of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3. “Reorganization Items” for additional information.

Risks and Uncertainties

The Debtors’ proposed Joint Plan contemplates a sale of most assets to a third party and does not contemplate that the Company will continue as a going concern.  If the proposed sale does not occur, the ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to collect customer note balances; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve and maintain profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  A confirmed plan could materially change the amounts currently disclosed in the consolidated financial statements.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The consolidated financial statements include the accounts of ILX, and its wholly owned and majority-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.  As is required by FASB ASC 810, the Company clearly presents ownership interests in subsidiaries held by parties other than the Company in the consolidated statement of shareholders’ equity separate from the Company’s equity.  The Company also presents the amount of consolidated net loss attributable to the parent and to the noncontrolling interest separately on the consolidated statement of operations.

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

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles in its financial statements for the period ended December 31, 2009.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

Resort Property Held for Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales is recorded at the lower of historical cost less amounts charged to cost of Vacation Ownership Interests sold or market.  Under FASB ASC 978, the Company uses the relative sales value method to determine the cost of sales to be amortized upon the sale of a Vacation Ownership Interest.  Under the relative sales value method, cost of sales is calculated as a percentage of net sales. The percentage is recalculated quarterly and is the ratio of total estimated costs to total estimated revenue from the sales of Vacation Ownership Interests.  Total estimated costs include the carrying value of the property plus estimated future additional costs related to remodeling and construction.  Total estimated revenue includes the effect of estimated and actual uncollectible revenue as well as changes in sales prices or product mix.

Revenue Recognition

Revenue from sales of Vacation Ownership Interests is recognized in accordance with FASB ASC 978, Real Estate – Time-Sharing Activities. No sales are recognized until such time as a minimum of 10% of the purchase price and any incentives given at the time of sale has been received in cash, the statutory rescission period has expired, the buyer is committed to continued payments of the remaining purchase price and the Company has been released of all future obligations for the Vacation Ownership Interest. Resort operating revenue represents daily room rentals (inclusive of homeowner’s dues) and revenues from food and other resort services. Such revenues are recorded as the rooms are rented or the services are performed.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
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

Property and Equipment, Net

Property and equipment are stated at cost and are depreciated on the straight-line method over their respective estimated useful lives ranging from 3 to 40 years.  Property and equipment under capitalized leases are stated at the lesser of fair value or the present value of future minimum lease payments as of the date placed in service, and amortized on the straight-line method over the term of the lease.  Leasehold improvements are stated at cost and are depreciated over the term of the lease.  Depreciation expense was $976,920 and $871,871 for the years ended December 31, 2008 and 2009, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including intangibles, property and equipment, and resort property held for Vacation Ownership Interest sales, for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The Company evaluates, at each balance sheet date, whether events and circumstances have occurred which indicate possible impairment.  The Company uses an estimate of future undiscounted net cash flows from the related asset or group of assets over their remaining life in measuring whether the assets are recoverable.  As of December 31, 2009, the Company does not consider any of its long-lived assets to be impaired.

Income Tax Interest and Penalties

The Company accounts for income taxes under the provisions of FASB ASC 740 Income Taxes.  FASB ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of events that have been recognized in the Company’s financial statements.  The Company recognizes interest and penalties on the underpayment of income taxes as income tax expense.  At any one time, our tax returns for many tax years are subject to examination by U.S. Federal, state and non-U.S. taxing jurisdictions.

Segment Reporting

The Company has a single segment in the timeshare resort industry.  Revenue from products and services are reflected on the income statement under Sales of Vacation Ownership Interests and Resort Operating Revenue.

Net Income Per Share

Basic income per common share is computed by dividing net income by the weighted average common shares outstanding.  Diluted income per common share is computed by dividing net income by the weighted average common shares outstanding adjusted for the incremental dilution of potentially dilutive securities (Note 7).

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

Consolidated Statements of Cash Flows

Cash equivalents are liquid investments with an original maturity of three months or less.  At December 31, 2008 and 2009, the Company had cash in excess of federally insured limits.  The following summarizes interest paid (excluding capitalized interest), income taxes paid and interest capitalized:

	Year Ended December 31,
	2008	2009
Interest paid (excluding capitalized interest)	$2,603,000	$409,000
Income taxes paid	49,000	-
Capitalized interest	1,024,000	81,000

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements
Recent Accounting Pronouncements

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

In June 2008, the FASB issued a new standard which provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor.  The new standard was effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued a new staff position clarifying that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. The new staff position was effective for fiscal years beginning after December 15, 2008.  The adoption of this staff position did not have a material effect on the Company’s financial position or results of operations.

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

In April 2009, the FASB issued a new staff position, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The staff position also amends a previous accounting standard to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under the new staff position, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  The staff position was effective for periods ending after June 15, 2009 and the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

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

Note 3. Reorganization Items

FASB ASC 852 requires separate disclosure of reorganization items on both the statement of operations and the statement of cash flows.  The Debtors’ reorganization items on the consolidated statements of operations consist of the following:

	Year Ended December 31,
	2008	2009

Estimated uncollectible revenue	$-	$2,273,216
Loss on disposal of facilities	-	391,433
Loss on extinguishment HOA receivables	-	219,363
Trustee and other fees	-	65,038
Professional fees	-	565,977

	$-	$3,515,027

Estimated uncollectible revenue was increased for current and anticipated delinquencies to reflect in part the Company’s inability to send accounts becoming delinquent after the Chapter 11 filing to third party collections.  The loss on disposal of facilities includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as discussed in Note 1.  Professional fees related to the reorganization are fees paid to legal and expert counsel and are estimated by the Debtors and will be reconciled when actual invoices are received.

The Debtors’ reorganization items on the consolidated statements of cash flows consist of the following:

	Year Ended December 31,
	2008	2009

Estimate uncollectible revenue	$-	$2,273,216
Loss on disposal of facilities and other		675,834
Professional fees	-	565,977
Change in accounts payable	-	3,787,175
Change in accrued expenses & other liabilities	-	772,554
Notes payable	-	1,412,789

The Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time.  Historically, the Company borrowed against and/or sold receivables to provide sufficient cash to fund its operations.  The Company is currently unable to borrow under any facility, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court (see Note 1). Cash collateral received during the year ended December 31, 2009 was $5,386,080 and, in exchange the Company has pledged all new Customer Notes during that period.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 4. Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refer to both secured and unsecured obligations that will likely be accounted for under a confirmed plan of reorganization.  Actions to enforce or effect payment of pre-petition liabilities are stayed.  FASB ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the confirmed plan of reorganization and as such may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included secured debt that is fully secured as LSTC nor any post petition obligations for rejected leases, but these obligations could be transferred or added to LSTC based on treatment in the final approved plan of reorganization.  All post petition interest on notes payable is accrued at contract rate without regard to default or other rate payable in the event of delinquency and included in accounts payable and notes payable LSTC.  The determination of how liabilities will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Liabilities subject to compromise consist of the following:

	December 31,	December 31,
	2008	2009

Accounts payable	$-	$3,787,175
Accrued expenses & other liabilities	-	772,554
Notes payable	-	1,412,789

Total liabilities subject to compromise	$-	$5,972,518

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 5. Notes Receivable, Net

        Notes receivable consist of the following:

	December 31,
	2008	2009
Vacation Ownership Interest notes receivable	$18,531,817	$20,041,212
Holdbacks by financial institutions	1,986,094	1,328,244
Other receivables (Note 18)	1,546,048	-
Allowance for uncollectible notes	(2,766,951)	(5,740,554)
	$19,297,008	$15,628,902

Notes generated from the sale of Vacation Ownership Interests generally bear interest at annual rates ranging from 11.9% to 17.9% and have terms of seven to ten years.  The Company also offers reduced rates of interest on shorter financing terms and with larger downpayment requirements.  The notes are collateralized by deeds of trust on the Vacation Ownership Interests sold.

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

The Company accounted for these notes sold with recourse as sales under FASB ASC 860, Transfers and Servicing, since the Company received consideration other than the beneficial interests in the transferred assets and met the conditions of surrendering control.  As noted in the table above, the holdback portion is included in notes receivable on the consolidated balance sheet.

For the twelve months ended December 31, 2008, the Company sold with recourse approximately $1 million of notes receivable generated from sales of Vacation Ownership Interests.

At December 31, 2008 and 2009, the Company had approximately $6.9 million and $4.3 million, respectively, in outstanding current notes receivable sold on a recourse basis.  Portions of the notes receivable are secured by customer deeds of trust on Varsity Clubs of America–Tucson (“VCA–Tucson”).

The Company also had a financing commitment for $20.0 million whereby the Company could borrow against notes receivable pledged as collateral.  The Company was unable to borrow under this commitment after its Chapter 11 filing in March 2009.  These borrowings bear interest at prime plus 1.5% (4.75% at December 31, 2009).  The $20 million commitment had a borrowing period which expired in December 2009 and the contractual maturity is in 2013 (see Note 12).

The following summarizes activity in the allowance for uncollectible notes:

	Year Ended December 31,
	2008	2009
Beginning balance	$3,801,902	$2,766,951
Estimated uncollectible revenue	15,463,222	3,022,402
Recoveries of amounts written off	134,692	303,462
Amounts written off	(16,632,865)	(352,261)
Ending balance	$2,766,951	$5,740,554

The Company considers all notes receivable past due in excess of 90 days to be delinquent.  Typically, uncollectible accounts are not written off until the underlying inventory is recovered via acceptance of a deed back or foreclosure, the timing of which is determined by the Company or as beneficial for income tax purposes.  During the third quarter 2008, the Company recorded an increase in its estimated uncollectible revenue of $14,549,432 and a reduction in cost of Vacation Ownership Interests sold in the amount of $3,281,615, the “allowance adjustment,” to record the reduction in its expectation of collectibility of both past due and currently performing Customer Notes and consumer notes sold with recourse and the recovered Vacation Ownership Interests as a result.  In conjunction with these entries the Company wrote off Customer Notes in excess of 90 days delinquent in the amount of $16,420,471, increased resort property held for sale by $3,281,615 and recognized an income tax benefit of $4,507,127.  The reduction in expectation of collectibility was based upon recent economic, financial and credit conditions.  In December 2009, the estimated uncollectible revenue was increased by $2.3 million to reflect increased current and anticipated delinquencies in part due to the Company’s inability to send accounts becoming delinquent after the bankruptcy to third party collections.  At December 31, 2009, $5.8 million in principal or $4.4 million net of the historical costs of the underlying property that would be recovered in the event of noncollectibility, or 22.6% and 17.2%, respectively, of the retained notes and notes previously sold, which are recourse to the Company, were more than 90 days past due.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

At December 31, 2008 and 2009, the above allowance includes $138,000 and $87,000 for notes sold with recourse, respectively.

Future maturities of notes receivable at December 31, 2009 are as follows:
2010	$5,332,819
2011	3,560,650
2012	3,319,757
2013	3,026,512
2014	2,531,758
Thereafter	3,597,960
21,369,456
Less: Allowance for uncollectible notes	(5,740,554)
$15,628,902

Note 6. Resort Property Held For Vacation Ownership Interest Sales

Resort property held for Vacation Ownership Interest sales was $24.0 million and $23.8 million for the periods ended December 31, 2008 and 2009, respectively.

In January 1998, the Company recorded in Maricopa County, Arizona its proprietary Premiere Vacation Club Membership Plan and in May 1998 annexed a total of 5,000 Vacation Ownership Interests into the Club and received Department of Real Estate approval in the State of Arizona to commence selling Vacation Ownership Interests in Premiere Vacation Club.  The Company has since annexed additional units and as of December 31, 2009, Premiere Vacation Club included a total of 25,700 Vacation Ownership Interests.  The 25,700 Vacation Ownership Interests annexed into the Club consisted of 4,884.5 Vacation Ownership Interests in Los Abrigados (including the Celebrity House and the Winner’s Circle suites), 340.5 Vacation Ownership Interests in the Inn at Los Abrigados, 2,998 Vacation Ownership Interests in Kohl’s Ranch Lodge, 1,212 Vacation Ownership Interests in the Golden Eagle Resort, 1,500 Vacation Ownership Interests in the Sea of Cortez Premiere Vacation Club (consisting of 25-year right-to-use Vacation Ownership Interests in San Carlos, Mexico), 3,028.5 Vacation Ownership Interests in VCA–South Bend, 2,906.5 Vacation Ownership Interests in VCA–Tucson, 1,092 Vacation Ownership Interests in Premiere Vacation Club at the Roundhouse Resort, 194 Vacation Ownership Interests in the Roundhouse Resort, 2,233 Vacation Ownership Interests in the Carriage House, 4,420 Vacation Ownership Interests in the Premiere Vacation Club at Bell Rock, 717 Vacation Ownership Interests in the Rancho Mañana Resort, and 174 Vacation Ownership Interests in the Scottsdale Camelback Resort.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 7. Basic and Diluted Net Loss Per Share

The following presents the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2008	2009
Net loss attritutable to ILX Resorts Incorporated	$(8,655,073)	$(1,844,169)
Less: Series A preferred stock dividends	(46,788)	-
Basic and Diluted Net Loss Available to Common Shareholders	$(8,701,861)	$(1,844,169)

Basic Weighted-Average Common Shares Outstanding	3,641,819	3,635,757

Diluted Weighted-Average Common Shares Outstanding	3,641,819	3,635,757

Basic Net Loss Per Common Share	$(2.39)	$(0.51)

Diluted Net Loss Per Common Share	$(2.39)	$(0.51)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at December 31, 2008 but were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of common shares.  The 25,000 options at $9.90 expired in 2009.

Note 8. Other Assets

Other assets consist of the following:

	December 31,
	2008	2009
Inventories	$740,571	$577,873
Miscellaneous receivables and other	1,414,727	1,733,412
Deferred loan fees, net	336,913	213,083
	$2,492,211	$2,524,368

Inventories consist of food, beverage, retail items and gift certificates and are recorded at the lower of FIFO cost (first-in, first-out) or market.

Deferred loan fees are legal and other fees incurred when the Company modifies an existing loan or obtains a new loan.  Deferred loan fees are amortized over the term of the underlying loan.

Note 9. Property and Equipment, Net

        Property and equipment consist of the following:

	December 31,
	2008	2009
Land	$9,072,835	$9,072,835
Buildings and improvements	7,610,045	7,533,482
Leasehold improvements	1,349,875	1,031,814
Furniture, fixtures and construction in progress	7,200,742	7,181,473
Office equipment	2,610,876	2,582,991
Computer equipment/information systems	2,432,335	2,427,844
Vehicles	379,569	379,569
	30,656,277	30,210,008
Accumulated depreciation	(9,648,538)	(10,114,660)
	$21,007,739	$20,095,348

The reduction in buildings and leasehold improvements, furniture and fixtures and office equipment relates to the rejection of seven unexpired leases as discussed in Note 1.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 10. Income Taxes

Deferred income tax assets (liabilities) included in the consolidated balance sheets consist of the following:

	December 31,
	2008	2009
Deferred Tax Assets:
Nondeductible accruals for uncollectible receivables	$1,079,000	$2,124,000
Tax basis in excess of book on resort property held for Vacation
Ownership Interest sales	352,000	334,000
Net operating loss and minimum tax carryforwards	5,774,000	3,985,000
Other	186,000	161,000
Total deferred tax assets	7,391,000	6,604,000
Deferred Tax Liabilities:
Installment receivable gross profit deferred for tax purposes	(5,201,000)	(4,683,000)
Tax depreciation in excess of book depreciation	(212,000)	(204,000)
Total deferred tax liabilities	(5,413,000)	(4,887,000)
Net deferred tax asset	$1,978,000	$1,717,000

The provision for income taxes from continuing operations consists of the following:

	Year Ended December 31,
	2008	2009
Current income tax
Federal	$-	$233,531
State	-	41,211
Benefit of operating loss carryforwards	-	(274,742)
Current income tax	$-	$-

Deferred income tax benefit
Federal	$(4,900,221)	$(959,253)
State	(936,001)	(270,193)
Deferred income tax benefit	(5,836,222)	(1,229,446)
Income tax benefit	$(5,836,222)	$(1,229,446)

A reconciliation of the income tax benefit from continuing operations and the amount that would be computed using statutory federal income tax rates is as follows:

	Year Ended December 31,
	2008	2009
Federal, computed on income before income taxes	$(4,944,500)	$(1,061,972)
State, computed on income before income taxes	(872,600)	(187,407)
Other	(19,122)	19,933
Income tax benefit	$(5,836,222)	$(1,229,446)

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
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

In November 2009, The Worker, Homeownership and Business Assistance Act of 2009 (“the Act”) was enacted effective for periods ending on or after the date of the enactment.  The Act provides for the recovery of prior period federal income taxes paid resulting from the carryback of current year net operating losses for an extended five-year carryback period.  The increased carryback period allowed the Company to apply for tax recovery benefits from its 2008 net operating loss through carryback to 2006 and 2007.

At December 31, 2009, the Company had a federal NOL carryforward of approximately $5.2 million and a state NOL carryforward of approximately $12.0 million.  These NOL carryforwards expire through 2028.

Note 11. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following:
	December 31,
	2008	2009
Commissions and payroll	$840,475	$186,277
Repurchase liability (Note 18)	791,925	794,277
Employee vacation	318,753	305,251
Property taxes	424,969	318,034
Special fund certificates (Note 14)	514,588	505,702
Other	973,500	1,143,303
	3,864,210	3,252,844
Less: Liabilities subject to compromise (Note 4)	-	(772,554)
	$3,864,210	$2,480,290

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 12. Notes Payable

Notes payable consist of the following:

	December 31,
	2008	2009

Note payable, collateralized by consumer notes receivable and deeds of trust, interest at prime plus 1.5% (4.75% at December 31, 2009) due through 2013	$12,521,146	$11,208,643
Note payable, collateralized by pledge of note receivable and land, interest at 12.0%, due through 2009	4,705,846	4,577,874
Construction note payable, collateralized by deeds of trust, interest at 10.0%, due through 2013	11,092,855	11,065,687
Note payable, collateralized by deed of trust on VCA-South Bend, interest at prime plus 0.75%, but not less than 5.0% (5.0% at December 31, 2009), due through 2016	3,324,275	3,219,275
Note payable collateralized by deed of trust, interest at prime plus 1.5%, but not less than 8.0% (8.0% at December 31, 2009) due through 2009 (Notes 14 and 18)	2,000,000	2,000,000
Note payable, collaterized by deed of trust, interest at 7.0%, due through 2016	768,343	766,187
Note payable, collaterized by deed of trust on Sedona Station, interest at .625%, due through 2011	644,313	614,773
Note payable, collateralized by holdbacks at financial institutions and stock of the Company, interest at 10.0%, due through 2010	250,327	214,350
Line of credit of $750,000, interest at libor plus 3.84% but not less than 4.25% (4.25% at December 31, 2009), collateralized by consumer notes receivable, due through September 2009	290,000	290,000
Line of credit of $1,000,000, interest at prime plus 1.25%, but not less than 5.25% (5.25% at December 31, 2009), due through May 2009	908,439	908,439
Obligations under capital leases with interest at 8.25% (Note 19)	242,495	180,175
Note payable, collateralized by deed of trust, interest at 8.0%, due through March 2012	88,664	88,491
Notes payable, collateralized by furniture, fixtures and equipment, interest at 6.0% to 10.64%, due through 2012	335,402	58,332
	37,172,105	35,192,226
Less: Liabilities subject to compromise (Note 4)	-	(1,412,789)
	$37,172,105	$33,779,437

Since its March 2009 Chapter 11 filing, the Company has use of cash collateral generated by customer payments on its hypothecation line.  The cash collateral is remitted by the lender based on collections and a monthly budget.  The Company has accounted for customer payments in excess of the amount received as cash collateral as a reduction in the principal balance of the loan.

At December 31, 2009, approximately $11.5 million of the Company’s notes payable are dependent on the amount of mortgage notes receivable pledged as collateral, all of which are included below based on their scheduled repayment terms and maturities.  The amounts below include amounts scheduled to be due and collected directly from customer payments on the notes receivable used as collateral.  The schedule below is based on contract terms which are currently stayed due to the Company’s Chapter 11 filing (See Note 1).  Since no Joint Plan or Plan has been confirmed, amounts due prior to 2010 have been included in 2010.

Future contractual maturities of notes payable at December 31, 2009 are as follows:

2010	$12,711,379
2011	4,935,213
2012	4,601,192
2013	11,035,124
2014	440,525
Thereafter	1,468,793
$35,192,226

The Company is not in compliance with certain of its loan covenants which include Debt Service Coverage Ratios and Tangible Net Worth ratios.  In addition, the March 2009 Chapter 11 filing constitutes an event of default under the Company’s loan agreements.

Note 13. Note Payable to Affiliate

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

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 14. Commitments and Contingencies

Operating Leases

        Operating leases are used to lease office space and equipment.  Future minimum lease payments on non-cancelable operating leases at December 31, 2009 are as follows:

2010	$406,000
2011	70,000
$476,000

A portion of the above amounts could become LSTC if the anticipated Joint Plan is approved.  Total rent expense for the years ended December 31, 2008 and 2009 was approximately $2,338,000 and $949,000, respectively.  Seven leases were rejected in 2009 as part of the Company’s Bankruptcy proceedings (See Note 1).

Legal Proceedings

As discussed in Note 1, the Company and certain of its subsidiaries and limited liability companies are debtors in possession in the Chapter 11 case.

Other litigation has arisen in the normal course of the Company’s business, none of which is deemed to be material.

Other

The Company’s Genesis subsidiary has a potential obligation for future payment to holders of fund certificates, which arose from the reorganization of Genesis.  The holders of the certificates are entitled to receive 50% of the proceeds net of costs from the sale of certain Genesis properties.  A liability of $505,702 at December 31, 2009 has been recorded for the possible future payment based on estimated net realizable values of the properties.  These potential obligations as well as amounts due fund certificate holders for sales of properties are included in LSTC.

The Company, through Premiere Vacation Club, has acquired 1,500 one-week 25-year right-to-use Vacation Ownership Interests in 30 studio, one-and two-bedroom units in the Sea of Cortez Premiere Vacation Club.  The Company has the option to extend the right-to-use period for an additional 25-year period provided it is not in default under the right-to-use agreement.  The option is exercisable by the Company during the last five years of the initial term, at terms to be negotiated by the parties at that date.  The Company has accrued a liability of $100,356 at December 31, 2009 to provide for replacement of these weeks if necessary.

In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly (8.0% at December 31, 2009).  The principal balance on the note was due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements. The amounts outstanding under the loan agreements as of December 31, 2009 are $833,333 and all payments are current.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements
Note 15. Shareholders’ Equity

Preferred Stock

At December 31, 2008 and 2009, preferred stock includes 58,485 shares of the Company’s Series A Preferred Stock carried at $584,850.  The Series A Preferred Stock has a par value and liquidation preference of $10 per share and, commencing July 1, 1996, is entitled to annual dividend payments of $0.80 per share.  Dividends of $46,788 were paid in 2008.  As a result of the March 2009 Chapter 11 filing, discussed in Note 1, the Company did not pay the dividends in 2009.  Commencing January 1, 1993, on a quarterly basis, the Company must contribute $100 per Vacation Ownership Interest sold in Sedona Vacation Club to a mandatory dividend sinking fund.  At December 31, 2009, there are no notes receivable designated for the sinking fund.  Dividends on the Company’s common stock are subordinated to the Series A dividends and to the contributions required by the sinking fund.

The Series A preferred stock may, at the holder’s election and subject to any bankruptcy law, be exchanged for Vacation Ownership Interests in SVC at the rate of 1,000 shares of stock plus $2,100 cash per Vacation Ownership Interest.

At December 31, 2008 and 2009, preferred stock also includes 59,237 shares of the Company’s Series C Convertible Preferred Stock carried at $161,815.  The Series C Convertible Preferred Stock has a $10 par value and liquidation value.   The Series C Preferred Stock no longer has any conversion or future dividend rights.  ILX may redeem the Series C Preferred Stock commencing November 1, 1996, at $10 per share plus payment of all declared but unpaid dividends.

Common Stock

During the year ended December 31, 2008, the Company issued 6,000 shares of common stock, valued at $17,376 to employees under the Stock Bonus Plan.  These shares have voting rights and therefore are included in shares outstanding.  The 6,000 shares are contingent upon the recipients being employed by the Company on January 15, 2011.  The $17,376 deferred expense is being amortized pro-rata over the vesting period and the unrecognized portion is included in deferred compensation on the consolidated balance sheet.  Deferred compensation of $13,328, representing 3,000 shares issued in January 2007 and 2008 was reversed in the year ended December 31, 2008 due to the termination of Stock Bonus Plan participants prior to vesting in the shares.  The Company also issued 100,002 restricted common shares valued at the fair value of $300,000 to six former members of First Piggy LLC as partial repayment of a $600,000 note payable to affiliates (see Note 13).  During the year ended December 31, 2009, deferred compensation of $42,128, representing 6,000 shares issued in prior years was reversed due to the termination of Stock Bonus Plan participants prior to vesting in the shares.

During 2008, the Company purchased 16,886 shares of its common stock for $32,658.

Note 16. Employee Stock Ownership Plan

On April 9, 1999 (effective January 1, 1999), the Company formed the ILX Resorts Incorporated Employee Stock Ownership Plan and Trust (the “ESOP”).  The intent of the ESOP was to provide a retirement program for all eligible employees which aligned their interests with those of the Company.  Generally, all employees who completed one year of service, attained the age of 21 and completed 1,000 hours of service during the plan year were eligible to participate in the ESOP.  No contribution was made for the years ended December 31, 2008 and 2009.  At December 31, 2009, the ESOP held 474,099 shares and $4,153 in cash.  The Board of Directors voted to terminate the ESOP effective December 31, 2009.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements
Note 17. Share Based Compensation

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

Stock option transactions are summarized as follows:

The Company’s common stock price was $0.59 for December 31, 2008, thus there was no intrinsic value for options outstanding and exercisable.  All outstanding options expired in 2009.

A summary of stock options outstanding and exercisable at December 31, 2009 follows:

	Options	Exercise Price Range	Weighted Average Exercise Price	Intrinsic Value
Outstanding at December 31, 2007	25,000	$9.90	$9.90
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	-	-	-
Outstanding at December 31, 2008	25,000	$9.90	$9.90
Options granted	-	-	-
Options exercised	-	-	-
Options canceled	(25,000)	9.90	9.90
Outstanding at December 31, 2009	-	$9.90	$9.90	$-

Exercisable at December 31, 2008	25,000	$9.90	$9.90	$-

Exercisable at December 31, 2009	-	$-	$-	$-

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

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

A summary of the non-vested stock under the Stock Bonus Plan follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2007	93,000	$7.83
Stock Granted	6,000	2.90
Stock Vested	(26,000)	7.70
Stock Foreited	(3,000)	4.44

Non-vested at December 31, 2008	70,000	7.61
Stock Granted	-	-
Stock Vested	(31,500)	8.23
Stock Foreited	(6,000)	7.02

Non-vested at December 31, 2009	32,500	$7.11

Unamortized deferred compensation of $4,996 will be amortized over the weighted average remaining term of 0.46 years.  As discussed in Note 1, the Company is currently in Chapter 11 and its common stock was delisted in March 2009.  Therefore, the Company cannot currently ascribe a value to the non-vested stock under the stock bonus plan.

Note 18. Related Party Transactions

In addition to the related party transactions described elsewhere in the financial statements, the Company had the following related party transactions:

During 2008 the Company’s wholly owned subsidiary, Genesis Investment Group, Inc. (“Genesis”), recorded the sale of 106 Vacation Ownership Interests to Premiere Vacation Club homeowners’ association, an Arizona nonprofit corporation (“PVCO”).  PVCO purchased the intervals at $2,415 per interval, the same price at which it has historically acquired intervals in arms-length negotiations with unaffiliated third parties.  A gain of $100,990 for the year ended December 31, 2008 was recorded on the sale and is included in “Income from land and other, net.”  At December 31, 2008, deeds of trust for 678 of the Vacation Ownership Interests secured outstanding indebtedness from PVCO to Genesis of $1,546,048 which was included in notes receivable.  The notes bore interest at 8.0% and were payable through 2018.  In December 2009, the notes receivable and related accrued interest were exchanged for the Vacation Ownership Interests.  A gain of $81,195 was recorded on this transaction and is included in “Reorganization Items: Loss on disposal of facilities and other” on the consolidated statement of operations.

The Company, together with James Bruno Enterprises LLC (“Bruno”), formed ILX-Bruno in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture.  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The agreement became effective upon the purchase of the property in October 2005.  The Operating Agreement was filed as Exhibit 10.1 to a Form 8-K filed on October 4, 2005 and is incorporated herein by reference.  The Company holds an outstanding promissory note from ILX-Bruno in the amount of $5,000,000 plus accrued interest of $862,500, a portion of which is eliminated in consolidation, which is in default to the Company.  In October 2007, ILX-Bruno entered into a promissory note to borrow $2.0 million for working capital including planning, development and carrying costs of the 22 acres of land in Sedona.  The note payable bears interest at prime plus 1.5% with a minimum interest rate of 8.0% payable monthly.  The principal balance on the note was due October 4, 2009.  In conjunction with this promissory note, the Company entered into a guaranty agreement with the lender under which the Company guarantees performance of the terms of the promissory note.  The Company holds an 85.0% interest in ILX-Bruno as of December 31, 2009.  ILX-Bruno is included in the Company’s consolidated financial statements as of December 31, 2009 with Bruno’s capital contributions net of operating losses included as noncontrolling interest in subsidiary on the accompanying consolidated balance sheet.  ILX-Bruno is one of the entities that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In July 2007, the Company sold land and a building in Sedona, Arizona for approximately $0.9 million to Indian Wells Partners (“Indian Wells”).  Indian Wells is controlled by the father of a director.  The Company is leasing the property back under a five year lease agreement at $6,667 per month and had an option to and had agreed to repurchase the property for $1.1 million at the end of the lease term.  As consideration for the option, the Company agreed to pay $20,000 each year beginning August 1, 2007 for five years, all of which shall apply to the purchase price.  The Company accounted for the sale under the financing method and therefore no gain was recorded on the sale, the net cash received of $632,209 and the amount by which the purchase price exceeds the sales value, totaling approximately $794,277 at December 31, 2009, is included in accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2009.  In April 2008, the Company paid an advance deposit of $200,000 in satisfaction of the remaining option payments and the repurchase price was reduced to $800,000.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

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

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements. The amounts outstanding under the loan agreements as of December 31, 2009 are $833,333 and all payments are current.

In November 2008, the Company purchased the Sedona Station (the Sedona sales office building) from Martori Enterprises Incorporated for $846,739.  The purchase price consisted of $200,000 in cash and the assumption of an existing mortgage payable in the amount of $646,739.

Note 19.  Capital Leases

Leased assets included in property and equipment totaled $180,175 (net of accumulated amortization of $226,030) at December 31, 2009.  The lease expires in 2012.  Future minimum lease payments at December 31, 2009 are as follows:

2010	$80,004
2011	80,004
2012	40,002
Total	200,010
Less: Amounts representing interest	(19,835)
Net minimum lease payments	$180,175

Note 20. Concentrations of Risk

Credit Risk

The Company is exposed to on-balance sheet credit risk related to its notes receivable.  The Company is exposed to off-balance sheet credit risk related to loans sold under recourse provisions.

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

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

Availability of Funding Sources

Prior to its March 2009 Chapter 11 filing, the Company funded substantially all of the notes receivable, resort property held for Vacation Ownership Interest sales and land inventory which it originated or purchased with sales of consumer notes, borrowings through its financing facilities and internally generated funds.  Borrowings were in turn repaid with the proceeds received by the Company from sales of notes receivable or from repayments by consumers of such notes receivable.  The current economic climate and the Company’s filing under Chapter 11 of the United States Bankruptcy Code provide additional challenges in securing financing facilities. To the extent that the Company is not successful in maintaining or replacing existing financings, it would have to curtail its operations or sell assets, thereby having a material adverse effect on the Company’s results of operations, cash flows and financial condition.

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

ILX Resorts Incorporated
(Debtor and Debtor-In-Possession as of March 2, 2009)
Notes to Consolidated Financial Statements

Note 22. Subsequent Events

The Company evaluated all events subsequent to December 31, 2009 through March 30, 2010, the issuance date of the Form 10-K, and concluded that there were no significant or material transactions to be reported for the period except as disclosed below.

In January 2010, the Debtors and their primary lender reached an agreement, stipulated to the terms of the agreement in bankruptcy court, and are now working on a Joint Plan in which most of the Debtor’s assets will be sold to a third party.

Note 23. Quarterly Financial Data (Unaudited)

Quarterly financial information is presented in the following summary.

	2008
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$10,423,477	$11,451,496	$(4,118,174)	$9,600,980
Operating income (loss)	(401,993)	362,786	(11,651,877)	(253,029)
Net income (loss)	(632,847)	(161,198)	(7,341,503)	(519,525)
Net income (loss) per share-basic	(0.18)	(0.05)	(2.01)	(0.15)
Net income (loss) per share-diluted	(0.18)	(0.05)	(2.01)	(0.15)

	2009
	Three Months Ended
	March 31	June 30	September 30	December 31
Revenues	$7,693,681	$9,225,499	$8,131,261	$8,596,727
Operating income (loss)	(531,410)	1,413,344	907,242	1,386,778
Net income (loss)	(1,034,077)	387,196	25,128	(1,222,416)
Net income (loss) per share-basic	(0.29)	0.10	-	(0.34)
Net income (loss) per share-diluted	(0.29)	0.10	-	(0.34)

Note 24. Significant Fourth Quarter Adjustment

There were no material fourth quarter adjustments or accounting changes.

Exhibit Numbers	Description	Page Numbers or Method of Filing

1	Form of Underwriting Agreement	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

3(i).1	Articles of Incorporation of ILX Resorts Incorporated as Amended	Incorporated by reference to 2005 10-K

3(i).2	Certificate of Designation, Preferences, Rights, and Limitations of Series A Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(i).3	Certificate of Designation, Preferences, Rights, and Limitations of Series B Preferred Stock, $10.00 par value of International Leisure Enterprises Incorporated, filed September 5, 1991	Incorporated by reference to 1991 10-K

3(ii).10	Certificate of Designation of Series C Preferred Stock, filed April 30, 1993	Incorporated by reference to 1993 10-K

3.(ii)	Amended and Restated Bylaws of International Leisure Enterprises Incorporated, dated October 26, 1987	Incorporated by reference to 1990 10-K

4	Form of Common Stock Certificate	Incorporated by reference to Form 8-A, filed February 4, 1998

10.1	1992 Stock Option Plan	Incorporated by reference to 1992 10-K

10.2	1995 Stock Option Plan	Incorporated by reference to 1995 10-K

10.3	Agreement and Plan of Merger among ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated March 15, 1993	Incorporated by reference to 1992 10-K

10.4	First Amendment to Agreement and Plan of Merger between ILE Acquisition Corporation, International Leisure Enterprises Incorporated and Genesis Investment Group, Inc., dated April 22, 1993	Incorporated by reference to 1993 10-K

10.5	Lease Agreement between Edward John Martori and Red Rock Collection Incorporated, dated December 29, 1995	Incorporated by reference to 1995 10-K

10.6	Lease Agreement between Edward John Martori and ILX Resorts Incorporated dated January 1, 2000	Incorporated by reference to 1999 10-K

10.7	First Amended Certificate of Limited Partnership and Amended Agreement of Los Abrigados Partners Limited Partnership, dated September 9, 1991	Incorporated by reference to 1991 10-K

10.8	Certificate of Amendment of Limited Partnership for Los Abrigados Partners Limited Partnership, dated November 11, 1993	Incorporated by reference to 1994 10-K/A-3

10.9	First Amendment to Amended Agreement of Los Abrigados Partners Limited Partnership, dated February 9, 1996	Incorporated by reference to 1995 10-K

10.10	Installment Promissory Note ($1,300,000) by ILX Incorporated to Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.11	Security Agreement between ILX Incorporated and Martori Enterprises Inc., dated August 8, 1997	Incorporated by reference to Form 8-K, filed August 22, 1997

10.12	Amended and Restated Promissory Note ($909,078) by ILX Incorporated to Edward J. Martori, dated January 1, 1996	Incorporated by reference to Registration Statement on Form S-1 No. 333-45403

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