Form 10-Q
period 2010-03-31
ILX RESORTS INC
filed 2010-05-14
CIK 819551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2010	Commission File Number 001-13855

ILX RESORTS INCORPORATED
(Debtor and Debtor-In-Possession as of March 2, 2009)
(Exact name of registrant as specified in its charter)

ARIZONA	86-0564171
(State or other jurisdiction of	(IRS Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.   Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, without par value	3,631,877 shares

ITEM 1.  FINANCIAL STATEMENTS

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 30,
	2009	2010
ASSETS
Cash and cash equivalents	$3,939,522	$5,413,347
Notes receivable, net of allowance for uncollectible notes of $5,740,554 and $5,823,755, respectively	15,628,902	15,557,413
Resort property held for Vacation Ownership Interest sales	23,835,999	23,530,179
Resort property under development	1,274,613	1,274,613
Land held for sale	605,302	605,302
Property and equipment, net	20,095,348	19,933,213
Income tax receivable	1,496,274	1,496,274
Deferred tax asset	1,717,076	1,981,407
Other assets	2,524,368	2,221,642

TOTAL ASSETS	$71,117,404	$72,013,390

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Liabilities not subject to compromise:
Accounts payable	$813,017	$1,075,024
Accrued expenses and other liabilities	2,480,290	3,016,499
Notes payable	33,779,437	33,615,828
Liabilities subject to compromise	5,972,518	6,639,517

TOTAL LIABILITIES	43,045,262	44,346,868

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
ILX Resorts Incorporated shareholders' equity:
Preferred stock, $10 par value; 10,000,000 shares authorized; 117,722 shares issued and outstanding; liquidation preference of $1,177,220	746,665	746,665
Common stock, no par value; 30,000,000 shares authorized; 5,578,259 and 5,574,259 shares issued and outstanding	29,280,759	29,280,759
Treasury stock, at cost, 1,942,382 shares	(10,005,915)	(10,005,915)
Additional paid-in capital	59,435	59,435
Deferred compensation	(4,996)	(2,172)
Retained earnings	6,064,636	5,668,139
Total ILX Resorts Incorporated shareholders' equity	26,140,584	25,746,911
Non controlling interest in subsidiary	1,931,558	1,919,611
TOTAL SHAREHOLDERS' EQUITY	28,072,142	27,666,522

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,117,404	$72,013,390

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2010
REVENUES:
Sales of Vacation Ownership Interests	$3,057,076	$2,508,745
Estimated uncollectible revenue	(172,160)	(140,819)
Resort operating revenue	4,299,416	4,058,220
Interest and finance income	509,349	403,940
Total revenues	7,693,681	6,830,086

COST OF SALES AND OPERATING EXPENSES:
Cost of Vacation Ownership Interests sold	389,927	316,321
Cost of resort operations	3,656,458	3,341,790
Sales and marketing	2,622,642	1,709,153
General and administrative	1,291,081	1,095,719
Depreciation and amortization	278,310	219,095

Total cost of sales and operating expenses	8,238,418	6,682,078

Timeshare and resort operating (loss) income	(544,737)	148,008

Income from land and other, net (including Related Party)	13,327	8,041

Total operating (loss) income	(531,410)	156,049

Interest expense	(663,251)	(688,061)

REORGANIZATION ITEMS:
Loss on disposal of facilities and other	(391,433)	(27,328)
Professional fees	(150,000)	(113,435)

Loss before income taxes and noncontrolling interest in subsidiary	(1,736,094)	(672,775)

Income tax benefit	689,385	264,331

Net loss	(1,046,709)	(408,444)

Net loss attritutable to noncontrolling interest in subsidiary	12,632	11,947

Net loss attritutable to ILX Resorts Incorporated	$(1,034,077)	$(396,497)

NET LOSS PER SHARE
Total Basic net loss per share	$(0.28)	$(0.11)

Total Diluted net loss per share	$(0.28)	$(0.11)

See notes to condensed consolidated financial statements

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-In-Possession as of March 2, 2009)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,046,709)	$(408,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of property and equipment	9,840	2,841
Reorganization loss on disposal of facilities and other	391,433	27,328
Reorganization professional fees	150,000	113,435
Income tax benefit	(689,385)	(264,331)
Estimated uncollectible revenue	172,160	140,819
Depreciation and amortization	278,310	219,095
Amortization of deferred compensation	4,762	2,824
Change in assets and liabilities:
Decrease (increase) in notes receivable, net	501,802	(69,330)
Decrease in resort property held for Vacation Ownership Interest sales	353,655	305,820
Increase in resort property under development	(5,168)	-
Increase in land held for sale	(8,614)	-
(Increase) decrease in other assets	(608,537)	166,252
Increase in accounts payable	625,982	907,690
Increase in accrued and other liabilities	301,097	539,000

Net cash provided by operating activities	430,628	1,682,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(82,716)	(45,565)

Net cash used in investing activities	(82,716)	(45,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	603,450	12,434
Principal payments on notes payable	(1,854,960)	(176,043)

Net cash used in financing activities	(1,251,510)	(163,609)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(903,598)	1,473,825
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,145,601	3,939,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,242,003	$5,413,347

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

Under the priority classification established by the Bankruptcy Code, unless creditors agree otherwise, pre and post petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution under a plan of reorganization.  While the Joint Plan anticipates some payment to all creditors and payment by the primary lender to holders of outstanding common stock of ILX Resorts Incorporated, the ultimate treatment of creditors and stockholders will not be determined until confirmation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these groups or what types or amounts of distributions, if any, they would receive.  A plan of reorganization could result in holders of the Debtors’ liabilities and/or securities, including common stock, receiving no distribution on account of their interests and cancellation of their holdings.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There can be no assurance at this time that the Company will be able to sell most of its assets to a third party or that it can restructure as a going concern, that the Joint Plan or Plan will be confirmed by the Bankruptcy Court, or that any will be implemented successfully.

Reorganization Costs

The Debtors have incurred and will continue to incur significant costs associated with their reorganization.  The amount of these costs, which are being expensed as incurred, have affected and are expected to continue to significantly affect the Debtors’ liquidity and results of operations.  See Note 3 “Reorganization Items” for additional information.

Risks and Uncertainties

The Debtors’ proposed Joint Plan contemplates a sale of most assets to a third party and does not contemplate that the Company will continue as a going concern.  If the proposed sale does not occur, the ability of the Company, both during and after the Chapter 11 case, to continue as a going concern is dependent upon, among other things, a) the ability of the Company to successfully achieve required cost savings to complete its restructuring; b) the ability of the Company to maintain adequate liquidity; c) the ability of the Company to generate cash from operations; d) the ability of the Company to collect customer note balances; e) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and f) the Company’s ability to achieve and maintain profitability.  Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern.  A confirmed plan could materially change the amounts currently disclosed in the condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  As is required by FASB ASC 810, the Company clearly presents ownership interests in subsidiaries held by parties other than the Company in the consolidated statement of shareholders’ equity separate from the Company’s equity (Note 6).  The Company also presents the amount of consolidated net loss attributable to the parent and to the noncontrolling interest separately on the condensed consolidated statement of operations.

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana, Nevada and Mexico.

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles in its financial statements.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

	Three Months Ended March 31,
	2009	2010

Interest paid	$313,572	$25,168
Income taxes paid	-	-
Interest capitalized	81,496	-

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. Reorganization Items

FASB ASC 852 requires separate disclosure of reorganization items on both the statement of operations and the statement of cash flows.  The Debtors’ reorganization items on the condensed consolidated statements of operations consist of the following:

	Three Months Ended March 31,
	2009	2010

Loss on disposal of facilities and other	$391,433	$27,328
Professional fees	150,000	113,435
	$541,433	$140,763

The loss on disposal of facilities and other includes the write-off of leasehold improvements related to the rejection of seven unexpired leases as discussed in Note 1 and trustee fees.  Professional fees related to the reorganization are fees paid to legal and expert counsel.

The Debtors’ reorganization items on the condensed consolidated statements of cash flows consist of the following:

	Three Months Ended March 31,
	2009	2010

Loss on disposal of facilities and other	$391,433	$27,328
Professional fees	150,000	113,435
Change in accounts payable	1,953,207	664,208
Change in accrued & other liabilities	502,158	2,791
Notes payable	1,412,789	-

The Company uses significant amounts of cash in the development and marketing of Vacation Ownership Interests, but collects the cash on the Customer Notes receivable over a long period of time.  Historically, the Company borrowed against and/or sold receivables to provide sufficient cash to fund its operations.  The Company is currently unable to borrow under any facility, but does have the use of cash collateral generated by customer payments under a motion granted by the Bankruptcy Court (see Note 1). Cash collateral received during the three-month periods ended March 31, 2010 and 2009 was $1,574,992 and $503,131, respectively and, in exchange the Company has pledged all new Customer Notes during that period.

Note 4. Liabilities Subject to Compromise

Liabilities subject to compromise (“LSTC”) refers to both secured and unsecured obligations that will likely be accounted for under a confirmed plan of reorganization.  Actions to enforce or effect payment of pre-petition liabilities are stayed.  FASB ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at amounts expected to be allowed, even if they may be settled for lesser amounts.  These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 proceedings and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral, proofs of claim, or other events.  LSTC also includes certain items that may be assumed under the confirmed plan of reorganization and as such may be subsequently reclassified to liabilities not subject to compromise.  The Company has not included secured debt that is fully secured as LSTC nor any post petition obligations for rejected leases, but these obligations could be transferred or added to LSTC based on treatment in the final approved plan of reorganization.  All post petition interest on notes payable is accrued at contract rate without regard to default or other rate payable in the event of delinquency and included in accounts payable and notes payable LSTC.  The determination of how liabilities will be treated cannot be made until the Bankruptcy Court approves a plan of reorganization.  Liabilities subject to compromise consist of the following:

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31,	March 31,
	2009	2010

Accounts payable	$3,787,175	$4,451,383
Accrued & other liabilities	772,554	775,345
Notes payable	1,412,789	1,412,789
Total liabilities subject to compromise	$5,972,518	$6,639,517

Note 5. Basic and Diluted Net Loss Per Share

In accordance with FASB ASC 260, “Earnings Per Share,” the following presents the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2009	2010

Net loss attributable to ILX Resorts Incorporated	$(1,034,077)	$(396,497)

Basic and Diluted Net Loss Available to Common Shareholders	$(1,034,077)	$(396,497)

Basic Weighted-Average Common Shares Outstanding	3,636,900	3,631,877

Diluted Weighted-Average Common Shares Outstanding	3,636,900	3,631,877

Basic Net Loss Per Common Share	$(0.28)	$(0.11)

Diluted Net Loss Per Common Share	$(0.28)	$(0.11)

Stock options to purchase 25,000 shares of common stock at a price of $9.90 per share were outstanding at March 31, 2009, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.  These options expired in December 2009.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Shareholders’ Equity

A summary of the composition of shareholders’ equity as of March 31, 2010 and 2009, and the changes during the three months then ended is presented in the following table:

	Total ILX Resorts
	Incorporated	Noncontrolling	Total
	shareholders' equity	interest	shareholders' equity
Balance at December 31, 2009	$26,140,584	$1,931,558	$28,072,142
Amortization of deferred compensation	2,824		2,824
Net loss	(396,497)	(11,947)	(408,444)
Balance at March 31, 2010	$25,746,911	$1,919,611	$27,666,522

	Total ILX Resorts
	Incorporated	Noncontrolling	Total
	shareholders' equity	interest	shareholders' equity
Balance at December 31, 2008	$27,940,374	$1,981,390	$29,921,764
Amortization of deferred compensation	4,762		4,762
Net loss	(1,034,077)	(12,632)	(1,046,709)
Balance at March 31, 2009	$26,911,059	$1,968,758	$28,879,817

Also, during the three months ended March 31, 2009, the Company reversed deferred compensation of $16,624, representing 2,000 shares issued in January 2006 due to the termination of a Stock Bonus Plan participant prior to vesting in the shares.

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

A summary of the non-vested stock under the Stock Bonus Plan at March 31, 2010 follows:

	Non-Vested Shares	Weighted Average Grant Date Fair Value

Non-vested at December 31, 2009	32,500	$7.11
Stock Granted	-	-
Stock Vested	(29,500)	$7.54
Stock Forfeited	-	-
Non-vested at March 31, 2010	3,000	$2.90

Unamortized deferred compensation of $2,172 will be amortized over the weighted average remaining term of 0.79 years.  As discussed in Note 1, the Company is currently in Chapter 11 and its common stock was delisted in March 2009.  Therefore, the Company cannot currently ascribe a value to the non-vested stock under the Stock Bonus Plan.

ILX RESORTS INCORPORATED AND SUBSIDIARIES
(Debtor and Debtor-in-Possession as of March 2, 2009)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8. Related Party Transactions

The Company, together with James Bruno Enterprises LLC (Bruno), formed ILX-Bruno LLC (“ILX-Bruno”) in August 2005 to purchase and develop three parcels approximating 22 acres of land in Sedona, Arizona from the Forest Service of the Department of Agriculture and an unrelated party (approximately one acre).  The Company entered into an Operating Agreement with Bruno, as a member of ILX-Bruno, in which the Company was named as the manager of ILX-Bruno.  The Company held an 85.0% interest in ILX-Bruno as of March 31, 2010.  ILX-Bruno is included in the Company’s condensed consolidated financial statements as of March 31, 2010 with Bruno’s capital contributions net of operating losses included as noncontrolling interest in subsidiary on the accompanying condensed consolidated balance sheet.  ILX-Bruno is one of the entities that filed a voluntary petition under Chapter 11 of the Bankruptcy Code.

In April 2008, Sedona Vacation Club Incorporated homeowners’ association (“SVC”) and Premiere Vacation Club homeowners’ association (“PVC”) entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment.  The borrowings have a maturity date of March 31, 2011.  ILX Resorts Incorporated has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of March 31, 2010 are $416,667 and all payments are current.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations includes certain forward-looking statements.  When used in this Form 10-Q, the words “estimate,” “projection,” “intend,” “anticipates,” “expects,” “may,” “should” and similar terms are intended to identify forward-looking statements that relate to the Company’s future performance.  Actual results could differ materially from these forward-looking statements as a result of a number of factors, including, but not limited to, the Company’s need for additional financing, intense competition in various aspects of its business, its dependence on key personnel, general economic conditions, government and regulatory actions, the impact of our announcement of our voluntary filing under Chapter 11 of the United States Bankruptcy Code and subsequent announcements related to the proceedings, the ability to continue as a going concern, the ability to obtain court approval of our motions in the Chapter 11 proceedings, our ability to develop, pursue, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases, the ability to complete a sale of most of our assets to a third party, the impact on the collectiblity of receivables and homeowner dues of extended Chapter 11 proceedings, our ability to obtain and maintain normal terms with vendors and service providers and other factors discussed in this document and in the Company’s public filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on the forward-looking statements set forth below.  The Company undertakes no obligation to publicly update or revise any of the forward-looking statements contained herein.

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

Significant Accounting Policies

Principles of Consolidation and Business Activities

The condensed consolidated financial statements include the accounts of ILX Resorts Incorporated, and its wholly owned subsidiaries (“ILX” or the “Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.  As is required by FASB ASC 810, the Company clearly presents ownership interests in subsidiaries held by parties other than the Company in the consolidated statement of shareholders’ equity separate from the Company’s equity (Note 6).  The Company also presents the amount of consolidated net loss attributable to the parent and to the noncontrolling interest separately on the condensed consolidated statement of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Registration S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The accompanying financial statements should be read in conjunction with the Company’s most recent audited financial statements.

The Company’s significant business activities include developing, operating, marketing and financing ownership interests (“Vacation Ownership Interests”) in resort properties located in Arizona, Colorado, Indiana Nevada and Mexico.

FASB Accounting Standards Codification

In June 2009, the FASB issued FASB Accounting Standards Codification (“FASB ASC”) 105, Generally Accepted Accounting Principles, which establishes the FASB ASC as the sole source of authoritative generally accepted accounting principles.  Pursuant to the provisions of FASB ASC 105, the Company has updated references to generally accepted accounting principles in its financial statements.  The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, to address potential practice issues associated with FASB ASC Topic 855 (Statement 165). The ASU eliminates the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and reissued financial statements.  This change was immediately effective.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Results of Operations

The following table sets forth certain operating information for the Company:

	Three Months Ended
	March 31,
	2009	2010

As a percentage of total revenues:
Sales of Vacation Ownership Interests	39.7%	36.7%
Estimated uncollectible revenue	(2.2%)	(2.0%)
Resort operating revenue	55.9%	59.4%
Interest and finance income	6.6%	5.9%
Total revenues	100.0%	100.0%
As a percentage of sales of Vacation Ownership Interests(1):
Cost of Vacation Ownership Interests sold	13.5%	13.4%
Sales and marketing	90.9%	72.2%
Contribution margin percentage from sale of Vacation
Ownership Interests (2)	(4.4%)	14.5%
As a percentage of resort operating revenue:
Cost of resort operations	85.0%	82.3%
As a percentage of total revenues(1):
General and administrative	16.8%	16.0%
Depreciation and amortization	3.6%	3.2%
Total operating (loss) income	(6.9%)	2.3%
Selected operating data:
Vacation Ownership Interests sold (3) (4)	160	130
Average sales price per Vacation Ownership Interest
sold (excluding revenues from Upgrades) (4)	$14,743	$14,197
Average sales price per Vacation Ownership Interest
sold (including revenues from Upgrades) (4)	$18,457	$18,775

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
(3) Reflects all Vacation Club Ownership Interests on an annual basis.
(4)   Consists of an aggregate of 230 and 174 biennial and annual Vacation Ownership Interests for the three months ended March 31, 2009 and 2010, respectively.  Excludes the number of conversions and upgrades.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2010

Sales of Vacation Ownership Interests decreased 17.9% or $548,331 to $2,508,745 for the three months ended March 31, 2010, from $3,057,076 for the same period in 2009.  The decrease reflects a reduction in scale of sales operations.  As part of a comprehensive expense reduction program, the Company closed three of its sales offices in January 2009, and continues to operate two sales offices in Sedona and Tucson at a reduced scale.  The decreased revenue includes a reduction in tours to the Sedona and Tucson sales office during the Chapter 11 proceedings, as well as decreased average sales prices discussed below offset by higher closing rates at both the Sedona and Tucson sales offices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

The average sales price per Vacation Ownership Interest sold (excluding revenues from Upgrades) decreased 3.7% or $546 to $14,197 for the three months ended March 31, 2010 from $14,743 for the same period in 2009.  The decrease in average sales price is due to a change in the product mix sold and special promotional pricing following the Company’s Chapter 11 filing.  The number of Vacation Ownership Interests sold decreased 18.8% from 160 in the three months ended March 31, 2009 to 130 for the same period in 2010 primarily due to the reduced scale and resultant reduction in tours to the Sedona and Tucson sales offices discussed above.  The three months ended March 31, 2010 included 88 biennial Vacation Ownership Interests (counted as 44 annual Vacation Ownership Interests) compared to 141 biennial Vacation Ownership Interests (counted as 70.5 annual Vacation Ownership Interests) in the same period in 2009.

Upgrade revenue, included in Vacation Ownership Interest sales, was consistent at $595,105 and $592,270 for the three months ended March 31, 2010 and 2009, respectively.  Upgrades often do not involve the sale of additional Vacation Ownership Interests (merely their exchange) and, therefore, such Upgrades increase the average sales price per Vacation Ownership Interest sold.  The average sales price per Vacation Ownership Interest sold (including upgrades) increased 1.7% or $318 to $18,775 for the three months ended March 31, 2010 from $18,457 in 2009.  This increase is due to the impact of level Upgrade revenue between years while the number of sales of new Vacation Ownership Interests excluding Upgrades and the average sales price per Vacation Ownership Interest sold (excluding Upgrades) declined.

Resort operating revenue decreased 5.6% to $4,058,220 for the three months ended March 31, 2010, from $4,299,416 for the same period in 2009.  The decrease for the three months ended March 31, 2010 reflects the closure of the Los Abrigados Lodge in March 2009, decreased occupancy at certain of the Company’s Arizona resorts and decreased average daily rate at certain of the Company’s Arizona and South Bend resorts.  Cost of resort operations as a percentage of resort operating revenue decreased from 85.0% to 82.3% for the three months ended March 31, 2010 reflecting expense reduction measures put in place in the first quarter 2009 as well as the closure of the Los Abrigados Lodge in March 2009.  The Los Abrigados Lodge operated under a long term lease agreement that was rejected as part of the Chapter 11 proceedings and was mainly used to house tour guests and had minimal revenue from other sources.

Interest and finance income decreased 20.7% to $403,940 for the three months ended March 31, 2010 from $509,349 for the same period in 2009, reflecting decreased Customer Note balances and special interest rates on certain products following the Chapter 11 filing.

Cost of Vacation Ownership Interests sold as a percentage of Vacation Ownership Interest sales was consistent at 13.4% and 13.5% for the three months ended March 31, 2010 and 2009, respectively.

Sales and marketing as a percentage of sales of Vacation Ownership Interests decreased to 72.2% for the three months ended March 31, 2010 from 90.9% for the same period in 2009, reflecting increased closing rates, lower marketing costs per tour and reduced sales office expenses.  The significant reduction between the three months ended March 31, 2010 and the comparable period in 2009 reflects the rejection of leases in March 2009 for less effective marketing venues and other cost cutting strategies.

General and administrative expenses decreased to 16.0% of total revenue for the first quarter ended March 31, 2010, from 16.8% for the same period in 2009.  The percentage decrease reflects a decrease in salaries and related benefits as a result of a reduction in force and comprehensive salary reductions in January 2009 as well as a decrease in rent and other expenses resulting from the rejection of a lease as part of the Bankruptcy filing as discussed in Note 1.

Income from land and other, net was consistent at $8,041 and $13,327 for the three months ended March 31, 2010 and 2009, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Interest expense increased 3.7% to $688,061 for the three months ended March 31, 2010 from $663,251 for the same period in 2009, reflecting reduced capitalized interest net of lower outstanding balances.

Reorganization items include loss on disposal of facilities and other and professional fees.  The loss on disposal of facilities and other in the three months ended March 31, 2009 includes the write-off of lease acquisition costs, deposits, leasehold improvements and other items related to the rejection of seven unexpired leases as well as trustee fees.  The loss on disposal of facilities and other in the three months ended March 31, 2010 includes the write-off of leasehold improvements and trustee fees.  Professional fees are expenses for legal and expert counsel.

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

For the three months ended March 31, 2010 and 2009 cash provided by operations was $1,682,999 and $430,628, respectively.  The increase in cash provided by operations reflects a reduction in net loss and resultant smaller income tax benefit, an increase in accounts payable due to non payment of pre-petition amounts and accrued interest on notes payable, a decrease in other assets due to the timing of the 2009 partial payment of third party homeowners’ dues which were paid directly by the PVC in 2010. These are offset by an increase in notes receivable and a decrease in the reorganization loss on disposal of facilities and other due to the write-off of lease related expenses when the leases were rejected in March 2009.

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

At December 31, 2009, the Company had federal net operating loss, or "NOL," carryforwards of approximately $5.2 million and a state NOL carryforward of approximately $12.0 million. These NOL carryforwards expire in 2028.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)

Uses of Cash

Investing activities typically reflect a net use of cash because of capital additions.  Net cash used in investing activities was $45,565 and $82,716 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in net cash used in investing activities in 2010 is due to reduced capital expenditures.

Net cash used in financing activities was $163,609 and $1,251,510 in the three months ended March 31, 2010 and 2009, respectively.  The decrease in cash used in financing activities is due to the post petition use of cash collateral for operations rather than for debt service, net of the post petition discontinuation of advances against new consumer notes.

Although the Company is not currently obligated to replace delinquent Customer Notes due to the Chapter 11 stay, historically customer defaults have had a significant impact on cash available to the Company from financing Customer Notes receivable and continue to effect the Company’s cash flow to the extent customer payments are not collected as scheduled.

Credit Facilities and Capital

The Company had a financing commitment aggregating $20 million whereby the Company borrowed against notes receivable pledged as collateral.  These borrowings bear interest at a rate of prime plus 1.5%.  The $20 million commitment had a borrowing period which expired in December 2009 and the maturity is in January 2013.  The Company was not able to borrow on this facility after its March 2, 2009 filing under Chapter 11 of the United States Bankruptcy Code.

At March 31, 2010 and 2009, the Company had approximately $3.7 million and $6.1 million, respectively, in outstanding notes receivable sold on a recourse basis.

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

Off-Balance Sheet Arrangements

In April 2008, SVC and PVC entered into loan agreements to borrow up to $350,000 and $900,000, respectively, at an interest rate of 6.15% to finance renovations and the purchase of certain equipment for resort operations.  The borrowings have a maturity date of March 31, 2011.  The Company has guaranteed the borrowings, including interest, for both SVC and PVC and has entered into a Guarantee Fee Agreement with SVC and PVC under which it received a guarantee fee of 1.0% of the maximum principal amount under the loan agreements.  The amounts outstanding under the loan agreements as of March 31, 2010 were $416,667 and all payments are current.

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

Inflation

Inflation and changing prices have not had a material impact on the Company’s revenues, operating income and net income during any of the Company’s two most recent fiscal years or the three months ended March 31, 2010.  However, to the extent inflationary trends affect interest rates, a portion of the Company’s debt service costs may be affected as well as the rates the Company charges on its Customer Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4T. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 was completed based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are functioning effectively.

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

Date:  As of May 13, 2010